Form 10-Q
period 2020-06-30
ENBRIDGE INC
filed 2020-07-29
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,025,194,406 common shares outstanding as at July 22, 2020.

GLOSSARY

AOCI	Accumulated other comprehensive income/(loss)
Army Corps	United States Army Corps of Engineers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average Exchange Rate	Canadian to United States dollar average exchange rate
CER	Canada Energy Regulator
CPP Investments	Canada Pension Plan Investment Board
DCP Midstream	DCP Midstream, LLC
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EMF	Éolien Maritime France SAS
Enbridge	Enbridge Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
IJT	International Joint Tariff
kbpd	thousands of barrels per day
MATL	Montana-Alberta Tie Line
NGL	Natural gas liquids
OCI	Other comprehensive income/(loss)
SEP	Spectra Energy Partners, LP
Texas Eastern	Texas Eastern Transmission, LP

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

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as ‘‘anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “likely”, “plan”, “project”, “target” and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; the COVID-19 pandemic and the duration and impact thereof; the expected supply of, demand for and prices of crude oil, natural gas, natural gas liquids, liquified natural gas and renewable energy; anticipated utilization of our existing assets; expected earnings before interest, income taxes and depreciation and amortization (EBITDA); expected earnings/(loss); expected future cash flows; expected distributable cash flow; expected debt-to-EBITDA ratio; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission and Midstream, Gas Distribution and Storage, Renewable Power Generation and Energy Services businesses; expected costs related to announced projects and projects under construction; expected in-service dates for announced projects and projects under construction; expected capital expenditures; expected equity funding requirements for our commercially secured growth program; expected future growth and expansion opportunities; expectations about our joint venture partners’ ability to complete and finance projects under construction; expected closing of acquisitions and dispositions and the timing thereof; expected benefits of transactions, including the realization of efficiencies and synergies; expected future actions of regulators and related court proceedings and other litigation; anticipated competition; United States Line 3 Replacement Program (U.S. L3R Program); Line 5 related matters; the status of the Dakota Access Pipeline; estimated future dividends; our dividend payout policy; dividend growth and dividend payout expectation; and expectations on impact of our hedging program.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	2,936	8,416	10,325	15,048
Transportation and other services	4,326	4,092	7,534	8,440
Gas distribution sales	694	755	2,110	2,631
Total operating revenues (Note 3)	7,956	13,263	19,969	26,119
Operating expenses
Commodity costs	2,858	8,129	10,021	14,694
Gas distribution costs	250	312	1,105	1,519
Operating and administrative	1,801	1,695	3,401	3,320
Depreciation and amortization	949	842	1,831	1,682
Total operating expenses	5,858	10,978	16,358	21,215
Operating income	2,098	2,285	3,611	4,904
Income from equity investments	327	413	490	826
Impairment of equity investments (Note 9)	—	—	(1,736)	—
Other income/(expense)
Net foreign currency gain/(loss)	526	140	(430)	354
Other	98	65	(93)	111
Interest expense	(681)	(637)	(1,387)	(1,322)
Earnings before income taxes	2,368	2,266	455	4,873
Income tax expense (Note 11)	(591)	(436)	(42)	(1,020)
Earnings	1,777	1,830	413	3,853
(Earnings)/loss attributable to noncontrolling interests	(36)	2	(5)	(35)
Earnings attributable to controlling interests	1,741	1,832	408	3,818
Preference share dividends	(94)	(96)	(190)	(191)
Earnings attributable to common shareholders	1,647	1,736	218	3,627
Earnings per common share attributable to common shareholders (Note 5)	0.82	0.86	0.11	1.80
Diluted earnings per common share attributable to common shareholders (Note 5)	0.82	0.86	0.11	1.80
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(unaudited; millions of Canadian dollars)
Earnings	1,777	1,830	413	3,853
Other comprehensive income/(loss), net of tax
Change in unrealized loss on cash flow hedges	(48)	(235)	(561)	(427)
Change in unrealized gain/(loss) on net investment hedges	340	127	(375)	221
Other comprehensive income from equity investees	30	5	20	17
Excluded components of fair value hedges	5	—	8	—
Reclassification to earnings of loss on cash flow hedges	48	35	80	46
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	4	5	7	43
Foreign currency translation adjustments	(2,701)	(1,311)	2,936	(2,602)
Other comprehensive income/(loss), net of tax	(2,322)	(1,374)	2,115	(2,702)
Comprehensive income/(loss)	(545)	456	2,528	1,151
Comprehensive (income)/loss attributable to noncontrolling interests	50	51	(95)	64
Comprehensive income/(loss) attributable to controlling interests	(495)	507	2,433	1,215
Preference share dividends	(94)	(96)	(190)	(191)
Comprehensive income/(loss) attributable to common shareholders	(589)	411	2,243	1,024
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares (Note 5)
Balance at beginning and end of period	7,747	7,747	7,747	7,747
Common shares (Note 5)
Balance at beginning of period	64,760	64,728	64,746	64,677
Shares issued on exercise of stock options	3	4	17	55
Balance at end of period	64,763	64,732	64,763	64,732
Additional paid-in capital
Balance at beginning of period	202	72	187	—
Stock-based compensation	5	17	19	21
Options exercised	(2)	(6)	(18)	(49)
Change in reciprocal interest	—	—	12	109
Repurchase of noncontrolling interest	—	65	—	65
Other	2	46	7	48
Balance at end of period	207	194	207	194
Deficit
Balance at beginning of period	(7,808)	(3,640)	(6,314)	(5,538)
Earnings attributable to controlling interests	1,741	1,832	408	3,818
Preference share dividends	(94)	(96)	(190)	(191)
Dividends paid to reciprocal shareholder	5	4	10	9
Common share dividends declared	(1,641)	(1,500)	(1,641)	(1,500)
Modified retrospective adoption of ASU 2016-13 Financial Instruments - Credit Losses (Note 2)	—	—	(66)	—
Other	—	8	(4)	10
Balance at end of period	(7,797)	(3,392)	(7,797)	(3,392)
Accumulated other comprehensive income/(loss) (Note 8)
Balance at beginning of period	3,989	1,449	(272)	2,672
Other comprehensive income/(loss) attributable to common shareholders, net of tax	(2,236)	(1,325)	2,025	(2,603)
Other	—	—	—	55
Balance at end of period	1,753	124	1,753	124
Reciprocal shareholding
Balance at beginning of period	(47)	(51)	(51)	(88)
Change in reciprocal interest	—	—	4	37
Balance at end of period	(47)	(51)	(47)	(51)
Total Enbridge Inc. shareholders’ equity	66,626	69,354	66,626	69,354
Noncontrolling interests
Balance at beginning of period	3,448	3,614	3,364	3,965
Earnings/(loss) attributable to noncontrolling interests	36	(2)	5	35
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized loss on cash flow hedges	(1)	(4)	(3)	(5)
Foreign currency translation adjustments	(85)	(45)	93	(94)
	(86)	(49)	90	(99)
Comprehensive income/(loss) attributable to noncontrolling interests	(50)	(51)	95	(64)
Contributions	5	6	20	9
Distributions	(88)	(54)	(164)	(100)
Repurchase of noncontrolling interest	—	(65)	—	(65)
Redemption of preferred shares held by subsidiary	—	—	—	(300)
Other	—	1	—	6
Balance at end of period	3,315	3,451	3,315	3,451
Total equity	69,941	72,805	69,941	72,805
Dividends paid per common share	0.810	0.738	1.620	1.476
Earnings per common share attributable to common shareholders (Note 5)	0.82	0.86	0.11	1.80
Diluted earnings per common share attributable to common shareholders (Note 5)	0.82	0.86	0.11	1.80
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2020	2019
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	413	3,853
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	1,831	1,682
Deferred income tax (recovery)/expense	(223)	809
Changes in unrealized (gain)/loss on derivative instruments, net (Note 10)	824	(1,112)
Earnings from equity investments	(490)	(826)
Distributions from equity investments	821	907
Impairment of equity investments (Note 9)	1,736	—
Other	210	36
Changes in operating assets and liabilities	103	(679)
Net cash provided by operating activities	5,225	4,670
Investing activities
Capital expenditures	(2,352)	(2,785)
Long-term investments and restricted long-term investments	(335)	(700)
Distributions from equity investments in excess of cumulative earnings	253	268
Additions to intangible assets	(104)	(100)
Proceeds from dispositions	245	—
Affiliate loans, net	27	(140)
Net cash used in investing activities	(2,266)	(3,457)
Financing activities
Net change in short-term borrowings	(543)	(108)
Net change in commercial paper and credit facility draws	854	4,015
Debenture and term note issues, net of issue costs	3,479	1,195
Debenture and term note repayments	(3,268)	(2,584)
Contributions from noncontrolling interests	20	9
Distributions to noncontrolling interests	(164)	(100)
Common shares issued	3	18
Preference share dividends	(190)	(191)
Common share dividends	(3,280)	(2,976)
Redemption of preferred shares held by subsidiary	—	(300)
Other	(35)	(36)
Net cash used in financing activities	(3,124)	(1,058)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(14)	(25)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(179)	130
Cash and cash equivalents and restricted cash at beginning of period	676	637
Cash and cash equivalents and restricted cash at end of period	497	767
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2020	December 31, 2019
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	462	648
Restricted cash	35	28
Accounts receivable and other	5,461	6,781
Accounts receivable from affiliates	38	69
Inventory	961	1,299
	6,957	8,825
Property, plant and equipment, net	96,302	93,723
Long-term investments	15,352	16,528
Restricted long-term investments	508	434
Deferred amounts and other assets	7,925	7,433
Intangible assets, net	2,158	2,173
Goodwill	34,387	33,153
Deferred income taxes	1,105	1,000
Total assets	164,694	163,269

Liabilities and equity
Current liabilities
Short-term borrowings	355	898
Accounts payable and other	7,340	10,063
Accounts payable to affiliates	4	21
Interest payable	644	624
Current portion of long-term debt	3,097	4,404
	11,440	16,010
Long-term debt	63,680	59,661
Other long-term liabilities	9,505	8,324
Deferred income taxes	10,128	9,867
	94,753	93,862
Contingencies (Note 13)
Equity
Share capital
Preference shares	7,747	7,747
Common shares (2,025 and 2,025 outstanding at June 30, 2020 and December 31, 2019, respectively)	64,763	64,746
Additional paid-in capital	207	187
Deficit	(7,797)	(6,314)
Accumulated other comprehensive income/(loss) (Note 8)	1,753	(272)
Reciprocal shareholding	(47)	(51)
Total Enbridge Inc. shareholders’ equity	66,626	66,043
Noncontrolling interests	3,315	3,364
	69,941	69,407
Total liabilities and equity	164,694	163,269
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

FUTURE ACCOUNTING POLICY CHANGES
Reference Rate Reform
ASU 2020-04 was issued in March 2020 to provide temporary optional guidance in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. We had no transactions to which the ASU was applied since adoption and we are considering the impact of reference rate reform on our consolidated financial statements.

Clarifying Interaction between Equity Securities, Equity Method Investments and Derivatives
ASU 2020-01 was issued in January 2020 and clarifies that observable transactions should be considered for the purpose of applying the measurement alternative in accordance with ASC 321 immediately before the application or upon discontinuance of the equity method of accounting. Furthermore, the ASU clarifies that forward contracts or purchased options on equity securities are not out of scope of ASC 815 guidance only because, upon the contracts’ exercise, the equity securities could be accounted for under the equity method of accounting or fair value option. ASU 2020-01 is effective January 1, 2021 with early adoption permitted and is applied prospectively. The adoption of ASU 2020-01 is not expected to have a material impact on our consolidated financial statements.

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

3. REVENUES

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2020
(millions of Canadian dollars)
Transportation revenues	2,141	1,126	151	—	—	—	3,418
Storage and other revenues	24	66	56	—	—	—	146
Gas gathering and processing revenues	—	5	—	—	—	—	5
Gas distribution revenue	—	—	686	—	—	—	686
Electricity and transmission revenues	—	—	—	54	—	—	54
Total revenue from contracts with customers	2,165	1,197	893	54	—	—	4,309
Commodity sales	—	—	—	—	2,936	—	2,936
Other revenues[1,2]	598	5	8	96	11	(7)	711
Intersegment revenues	182	1	2	—	2	(187)	—
Total revenues	2,945	1,203	903	150	2,949	(194)	7,956

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2019
(millions of Canadian dollars)
Transportation revenues	2,230	1,113	171	—	—	—	3,514
Storage and other revenues	25	46	52	—	—	—	123
Gas gathering and processing revenues	—	115	—	—	—	—	115
Gas distribution revenues	—	—	754	—	—	—	754
Electricity and transmission revenues	—	—	—	43	—	—	43
Commodity sales	—	3	—	—	—	—	3
Total revenue from contracts with customers	2,255	1,277	977	43	—	—	4,552
Commodity sales	—	—	—	—	8,413	—	8,413
Other revenues[1,2]	199	10	(3)	94	(7)	5	298
Intersegment revenues	115	1	3	—	12	(131)	—
Total revenues	2,569	1,288	977	137	8,418	(126)	13,263

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2020
(millions of Canadian dollars)
Transportation revenues	4,581	2,381	366	—	—	—	7,328
Storage and other revenues	50	145	103	—	—	—	298
Gas gathering and processing revenues	—	12	—	—	—	—	12
Gas distribution revenue	—	—	2,103	—	—	—	2,103
Electricity and transmission revenues	—	—	—	104	—	—	104
Total revenue from contracts with customers	4,631	2,538	2,572	104	—	—	9,845
Commodity sales	—	—	—	—	10,325	—	10,325
Other revenues[1,2]	(419)	21	7	199	4	(13)	(201)
Intersegment revenues	267	1	6	—	18	(292)	—
Total revenues	4,479	2,560	2,585	303	10,347	(305)	19,969

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2019
(millions of Canadian dollars)
Transportation revenues	4,444	2,250	420	—	—	—	7,114
Storage and other revenues	52	99	106	—	—	—	257
Gas gathering and processing revenues	—	231	—	—	—	—	231
Gas distribution revenues	—	—	2,610	—	—	—	2,610
Electricity and transmission revenues	—	—	—	93	—	—	93
Commodity sales	—	3	—	—	—	—	3
Total revenue from contracts with customers	4,496	2,583	3,136	93	—	—	10,308
Commodity sales	—	—	—	—	15,045	—	15,045
Other revenues[1,2]	539	20	26	196	(1)	(14)	766
Intersegment revenues	192	3	6	—	47	(248)	—
Total revenues	5,227	2,606	3,168	289	15,091	(262)	26,119
1 Includes mark-to-market gains/(losses) from our hedging program for the three months ended June 30, 2020 and 2019 of $531 million gain and $126 million gain, respectively and for the six months ended June 30, 2020 and 2019 of $575 million loss and $384 million gain, respectively.
2 Includes revenues from lease contracts for the three months ended June 30, 2020 and 2019 of $157 million and $151 million, respectively and for the six months ended June 30, 2020 and 2019 of $315 million and $315 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment because these revenues categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.
Contract Balances

	Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at December 31, 2019	2,099	216	1,424
Balance as at June 30, 2020	1,642	228	1,540

Contract receivables represent the amount of receivables derived from contracts with customers.

Contract assets represent the amount of revenues which has been recognized in advance of payments received for performance obligations we have fulfilled (or partially fulfilled) and prior to the point in time at which our right to payment is unconditional. Amounts included in contract assets are transferred to accounts receivable when our right to receive the consideration becomes unconditional.

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three and six months ended June 30, 2020 included in contract liabilities at the beginning of the period was $21 million and $107 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues during the three and six months ended June 30, 2020 were $104 million and $180 million, respectively.
Performance Obligations
There were no material revenues recognized in the three and six months ended June 30, 2020 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations
Total revenues from performance obligations expected to be fulfilled in future periods is $63.7 billion, of which $3.5 billion and $6.1 billion is expected to be recognized during the six months ending December 31, 2020, and the year ending December 31, 2021, respectively.

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

Recognition and Measurement of Revenues

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Three months ended June 30, 2020
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	15	—	—	15
Revenues from products and services transferred over time[1]	2,165	1,197	878	54	—	4,294
Total revenue from contracts with customers	2,165	1,197	893	54	—	4,309

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Three months ended June 30, 2019
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	3	17	—	—	20
Revenues from products and services transferred over time[1]	2,255	1,274	960	43	—	4,532
Total revenue from contracts with customers	2,255	1,277	977	43	—	4,552

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Six months ended June 30, 2020
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	30	—	—	30
Revenues from products and services transferred over time[1]	4,631	2,538	2,542	104	—	9,815
Total revenue from contracts with customers	4,631	2,538	2,572	104	—	9,845

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Six months ended June 30, 2019
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	3	34	—	—	37
Revenues from products and services transferred over time[1]	4,496	2,580	3,102	93	—	10,271
Total revenue from contracts with customers	4,496	2,583	3,136	93	—	10,308
1  Revenues from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2020
(millions of Canadian dollars)
Revenues	2,945	1,203	903	150	2,949	(194)	7,956
Commodity and gas distribution costs	(1)	—	(254)	—	(3,021)	168	(3,108)
Operating and administrative	(782)	(438)	(269)	(37)	(29)	(246)	(1,801)
Income/(loss) from equity investments	148	168	(8)	21	(2)	—	327
Other income	30	17	11	29	4	533	624
Earnings/(loss) before interest, income taxes, and depreciation and amortization	2,340	950	383	163	(99)	261	3,998
Depreciation and amortization							(949)
Interest expense							(681)
Income tax expense							(591)
Earnings							1,777
Capital expenditures[1]	561	429	204	7	1	19	1,221

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2019
(millions of Canadian dollars)
Revenues	2,569	1,288	977	137	8,418	(126)	13,263
Commodity and gas distribution costs	(7)	—	(344)	(1)	(8,209)	120	(8,441)
Operating and administrative	(776)	(563)	(268)	(40)	(1)	(47)	(1,695)
Income from equity investments	204	193	2	4	10	—	413
Other income/(expense)	2	23	23	(6)	3	160	205
Earnings before interest, income taxes, and depreciation and amortization	1,992	941	390	94	221	107	3,745
Depreciation and amortization							(842)
Interest expense							(637)
Income tax expense							(436)
Earnings							1,830
Capital expenditures[1]	522	424	223	2	1	14	1,186

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2020
(millions of Canadian dollars)
Revenues	4,479	2,560	2,585	303	10,347	(305)	19,969
Commodity and gas distribution costs	(8)	—	(1,126)	—	(10,264)	272	(11,126)
Operating and administrative	(1,647)	(945)	(518)	(87)	(57)	(147)	(3,401)
Income from equity investments	345	93	15	37	—	—	490
Impairment of equity investments	—	(1,736)	—	—	—	—	(1,736)
Other income/(expense)	21	(76)	31	30	(4)	(525)	(523)
Earnings/(loss) before interest, income taxes, and depreciation and amortization	3,190	(104)	987	283	22	(705)	3,673
Depreciation and amortization							(1,831)
Interest expense							(1,387)
Income tax expense							(42)
Earnings							413
Capital expenditures[1]	1,061	820	426	30	1	41	2,379

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2019
(millions of Canadian dollars)
Revenues	5,227	2,606	3,168	289	15,091	(262)	26,119
Commodity and gas distribution costs	(13)	—	(1,608)	(2)	(14,838)	248	(16,213)
Operating and administrative	(1,577)	(1,076)	(562)	(82)	(34)	11	(3,320)
Income from equity investments	401	390	13	18	3	1	826
Other income/(expense)	26	41	41	(5)	5	357	465
Earnings before interest, income taxes, and depreciation and amortization	4,064	1,961	1,052	218	227	355	7,877
Depreciation and amortization							(1,682)
Interest expense							(1,322)
Income tax expense							(1,020)
Earnings							3,853
Capital expenditures[1]	1,542	818	396	16	2	39	2,813

1 Includes allowance for equity funds used during construction.

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

BASIC
Earnings per common share is calculated by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding has been reduced by our pro-rata weighted average interest in our own common shares of 6 million for the three and six months ended June 30, 2020 and 2019, resulting from our reciprocal investment in Noverco Inc. (Noverco).

DILUTED
The treasury stock method is used to determine the dilutive impact of stock options. This method assumes any proceeds from the exercise of stock options would be used to purchase common shares at the average market price during the period.

Weighted average shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(number of common shares in millions)
Weighted average shares outstanding	2,019	2,018	2,019	2,017
Effect of dilutive options	1	3	2	3
Diluted weighted average shares outstanding	2,020	2,021	2,021	2,020

For the three months ended June 30, 2020 and 2019, 34.6 million and 21.3 million, respectively, anti-dilutive stock options with a weighted average exercise price of $51.00 and $53.33, respectively, were excluded from the diluted earnings per common share calculation.

For the six months ended June 30, 2020 and 2019, 25.7 million and 15.9 million, respectively, anti-dilutive stock options with a weighted average exercise price of $52.71 and $53.99, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On July 22, 2020, our Board of Directors declared the following quarterly dividends. All dividends are payable on September 1, 2020 to shareholders of record on August 14, 2020.

Dividend per share
Common Shares[1]	$0.81000
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.21340
Preference Shares, Series C2	$0.16779
Preference Shares, Series D	$0.27875
Preference Shares, Series F	$0.29306
Preference Shares, Series H	$0.27350
Preference Shares, Series J	US$0.30540
Preference Shares, Series L	US$0.30993
Preference Shares, Series N	$0.31788
Preference Shares, Series P	$0.27369
Preference Shares, Series R	$0.25456
Preference Shares, Series 1	US$0.37182
Preference Shares, Series 3	$0.23356
Preference Shares, Series 5	US$0.33596
Preference Shares, Series 7	$0.27806
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11[3]	$0.24613
Preference Shares, Series 13[4]	$0.19019
Preference Shares, Series 15	$0.27500
Preference Shares, Series 17	$0.32188
Preference Shares, Series 19	$0.30625
1 The quarterly dividend per common share was increased 9.8% to $0.81 from $0.738, effective March 1, 2020.
2 The quarterly dividend per share paid on Series C was decreased to $0.16779 from $0.25458 on June 1, 2020 and was increased to $0.25458 from $0.25305 on March 1, 2020, due to reset on a quarterly basis following the date of issuance of the Series C Preference Shares.
3 The quarterly dividend per share paid on Series 11 was decreased to $0.24613 from $0.275 on March 1, 2020, due to the reset of the annual dividend on March 1, 2020, and every five years thereafter.

4	The quarterly dividend per share paid on Series 13 was decreased to $0.19019 from $0.275 on June 1, 2020, due to the reset of the annual dividend on June 1, 2020, and every five years thereafter.

6. ACQUISITIONS AND DISPOSITIONS

Line 10 Crude Oil Pipeline
In the first quarter of 2018, we satisfied the condition as set out in our agreements for the sale of our Line 10 crude oil pipeline (Line 10), which originates near Hamilton, Ontario and terminates at West Seneca, New York. Our subsidiaries, Enbridge Pipelines Inc. and Enbridge Energy Partners, L.P. (EEP), owned the Canadian and United States portions of Line 10, respectively, and the related assets were included in our Liquids Pipelines segment. The transaction closed on June 1, 2020. No gain or loss on disposition was recorded.

Montana-Alberta Tie Line
In the fourth quarter of 2019, we committed to a plan to sell the Montana-Alberta Tie Line (MATL) transmission assets, a 345 kilometer transmission line from Great Falls, Montana to Lethbridge, Alberta. Its related assets were included in our Renewable Power Generation segment. The purchase and sale agreement was signed in January 2020. On May 1, 2020 we closed the sale of MATL for cash proceeds of approximately $189 million. After closing adjustments, a gain on disposal of $4 million was included in Other income/(expense) in the Consolidated Statements of Earnings for the six months ended June 30, 2020.

Ozark Gas Transmission
In the first quarter of 2020, we agreed to sell our Ozark Gas Transmission and Ozark Gas Gathering assets (Ozark assets). The Ozark assets are composed of a 367 mile transmission system that extends from southeastern Oklahoma through Arkansas to southeastern Missouri, and a fee-based 330 mile gathering system that accesses Fayetteville Shale and Arkoma production. These assets were included in our Gas Transmission and Midstream segment.

On April 1, 2020 we closed the sale of the Ozark assets for cash proceeds of approximately $63 million (US$45 million). After closing adjustments, a gain on disposal of $1 million (US$1 million) was included in Other income/(expense) in the Consolidated Statements of Earnings for the six months ended June 30, 2020.

7.	DEBT

CREDIT FACILITIES
The following table provides details of our committed credit facilities as at June 30, 2020:

	Maturity	Total Facilities	Draws[1]	Available
(millions of Canadian dollars)
Enbridge Inc.	2021-2024	12,013	5,531	6,482
Enbridge (U.S.) Inc.	2021-2024	7,491	2,531	4,960
Enbridge Pipelines Inc.	2021[2]	3,000	1,985	1,015
Enbridge Gas Inc.	2021[2]	2,000	355	1,645
Total committed credit facilities		24,504	10,402	14,102

1	Includes facility draws and commercial paper issuances that are back-stopped by credit facility.

2	Maturity date is inclusive of the one-year term out option.

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

On July 23 and 24, 2020, we extended approximately $10.0 billion of our 364 day extendible credit facilities to July 2021, inclusive of a one-year term out provision to July 2022.

In addition to the committed credit facilities noted above, we maintain $795 million of uncommitted demand credit facilities, of which $519 million were unutilized as at June 30, 2020. As at December 31, 2019, we had $916 million of uncommitted credit facilities, of which $476 million were unutilized.

Our credit facilities carry a weighted average standby fee of 0.2% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to the commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2021 to 2024.

As at June 30, 2020 and December 31, 2019, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $9,365 million and $8,974 million, respectively, were supported by the availability of long-term committed credit facilities and therefore have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES
During the six months ended June 30, 2020, we completed the following long-term debt issuances:

Company	Issue Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2020	Floating rate notes	US$750
	May 2020	3.20% medium-term notes	$750
	May 2020	2.44% medium-term notes	$550
Enbridge Gas Inc.
	April 2020	2.90% medium-term notes	$600
	April 2020	3.65% medium-term notes	$600

On July 8, 2020, Enbridge Inc. issued US$1.0 billion of 60-year hybrid subordinated notes payable semi-annually in arrears. For the initial 10 years, the notes carry a fixed interest rate of 5.75%. Subsequently, the interest rate per annum will be reset to equal the 5-year United States Treasury rate plus 5.31% every five years from years 10 to 30 and the 5-year United States Treasury rate plus 6.06% every five years from years 30 to 60. The notes mature on July 15, 2080 and are redeemable on year 10 and every five years thereafter.

LONG-TERM DEBT REPAYMENTS
During the six months ended June 30, 2020, we completed the following long-term debt repayments:

Company	Repayment Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2020	Floating rate notes	US$700
	March 2020	4.53% medium-term notes	$500
	June 2020	Floating rate notes	US$500
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2020	3.98% senior notes due 2040	US$26
Enbridge Pipelines Inc.
	April 2020	4.45% medium-term notes	$350
Enbridge Southern Lights LP
	June 2020	4.01% senior notes due 2040	$7
Spectra Energy Partners, LP
	January 2020	6.09% senior secured notes	US$111
	June 2020	Floating rate notes	US$400
Westcoast Energy Inc.
	January 2020	9.90% debentures	$100

SUBORDINATED TERM NOTES
As at June 30, 2020 and December 31, 2019, our fixed-to-floating subordinated term notes had a principal value of $6,758 million and $6,550 million, respectively.

FAIR VALUE ADJUSTMENT
As at June 30, 2020, the net fair value adjustment for total debt assumed in the acquisition of Spectra Energy was $810 million. During the three and six months ended June 30, 2020, the amortization of the fair value adjustment, recorded as a reduction to Interest expense in the Consolidated Statements of Earnings, was $14 million and $29 million, respectively.

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at June 30, 2020, we were in compliance with all debt covenants.

8.	COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (AOCI) attributable to our common shareholders for the six months ended June 30, 2020 and 2019 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2020	(1,073)	—	(317)	1,396	67	(345)	(272)
Other comprehensive income/(loss) retained in AOCI	(738)	8	(375)	2,843	25	—	1,763
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	103	—	—	—	—	—	103
Foreign exchange contracts[2]	2	—	—	—	—	—	2
Amortization of pension and OPEB actuarial loss and prior service costs[4]	—	—	—	—	—	9	9
	(633)	8	(375)	2,843	25	9	1,877
Tax impact
Income tax on amounts retained in AOCI	180	—	—	—	(5)	—	175
Income tax on amounts reclassified to earnings	(25)	—	—	—	—	(2)	(27)
	155	—	—	—	(5)	(2)	148
Balance as at June 30, 2020	(1,551)	8	(692)	4,239	87	(338)	1,753

	Cash Flow Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2019	(770)	(598)	4,323	34	(317)	2,672
Other comprehensive income/(loss) retained in AOCI	(618)	252	(2,508)	22	—	(2,852)
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	72	—	—	—	—	72
Foreign exchange contracts[2]	2	—	—	—	—	2
Other contracts[3]	(3)	—	—	—	—	(3)
Amortization of pension and OPEB actuarial loss and prior service costs[4]	—	—	—	—	57	57
	(547)	252	(2,508)	22	57	(2,724)
Tax impact
Income tax on amounts retained in AOCI	196	(31)	—	(5)	—	160
Income tax on amounts reclassified to earnings	(25)	—	—	—	(14)	(39)
	171	(31)	—	(5)	(14)	121
Other	—	—	—	—	55	55
Balance as at June 30, 2019	(1,146)	(377)	1,815	51	(219)	124

1 Reported within Interest expense in the Consolidated Statements of Earnings.

2	Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
3 Reported within Operating and administrative expense in the Consolidated Statements of Earnings.
4 These components are included in the computation of net periodic benefit costs and are reported within Other income/(expense) in the Consolidated Statements of Earnings.

9. IMPAIRMENT OF EQUITY INVESTMENTS

For the six months ended June 30, 2020, we recorded a loss of $1,736 million resulting from an other than temporary impairment to the carrying value of our equity method investment in DCP Midstream, LLC (DCP Midstream). DCP Midstream holds a limited partner interest in and is the owner of the general partner of DCP Midstream, LP. The impairment in our equity investment is related to a decline in the market price of DCP Midstream, LP publicly-traded units as at March 31, 2020. In addition, we recorded a loss of $324 million from our equity pick up of the loss recorded by DCP Midstream in relation to DCP Midstream, LP's asset and goodwill impairment. This is recorded within Income from equity investments in the Consolidated Statements of Earnings. Our investment in DCP Midstream is part of the Gas Transmission and Midstream segment and our carrying value of the investment as at June 30, 2020 and December 31, 2019 was $325 million and $2,193 million, respectively.

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

We are exposed to changes in the fair value of fixed rate debt that arise as a result of the changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in the fair value of fixed rate debt via execution of fixed to floating interest rate swaps. As at June 30, 2020, we do not have any pay floating-receive fixed interest rate swaps outstanding.

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

COVID-19 PANDEMIC RISK
The spread of the COVID-19 pandemic has caused significant volatility in Canada, the United States and international markets. While we have taken proactive measures to deliver energy safely and reliably during this pandemic, given the ongoing dynamic nature of the circumstances surrounding COVID-19, the impact of this pandemic on our business remains uncertain.

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

June 30, 2020	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Net Investment Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented		Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	18	55	73		(36)	37
Commodity contracts	1	—	—	276	277		(152)	125
	1	—	18	331	350	[1]	(188)	162
Deferred amounts and other assets
Foreign exchange contracts	18	—	69	158	245		(112)	133
Commodity contracts	1	—	—	62	63		(23)	40
	19	—	69	220	308		(135)	173
Accounts payable and other
Foreign exchange contracts	(5)	(17)	(2)	(540)	(564)		36	(528)
Interest rate contracts	(832)	—	—	(15)	(847)		—	(847)
Commodity contracts	—	—	—	(344)	(344)		152	(192)
Other Contracts	—	—	—	(1)	(1)		—	(1)
	(837)	(17)	(2)	(900)	(1,756)	[2]	188	(1,568)
Other long-term liabilities
Foreign exchange contracts	—	—	—	(1,524)	(1,524)		112	(1,412)
Interest rate contracts	(390)	—	—	—	(390)		—	(390)
Commodity contracts	—	—	—	(80)	(80)		23	(57)
Other contracts	(3)	—	—	(3)	(6)		—	(6)
	(393)	—	—	(1,607)	(2,000)		135	(1,865)
Total net derivative assets/(liabilities)
Foreign exchange contracts	13	(17)	85	(1,851)	(1,770)		—	(1,770)
Interest rate contracts	(1,222)	—	—	(15)	(1,237)		—	(1,237)
Commodity contracts	2	—	—	(86)	(84)		—	(84)
Other contracts	(3)	—	—	(4)	(7)		—	(7)
	(1,210)	(17)	85	(1,956)	(3,098)		—	(3,098)

1	As at June 30, 2020, $349 million was reported within Accounts receivable and other and $1 million within Accounts receivable from affiliates on the Consolidated Statements of Financial Position.

2	As at June 30, 2020, $1,745 million was reported within Accounts payable and other and $11 million within Accounts payable to affiliates on the Consolidated Statements of Financial Position.

December 31, 2019	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Net Investment Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented		Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	161	161		(78)	83
Commodity contracts	—	—	163	163		(47)	116
Other contracts	1	—	3	4		—	4
	1	—	327	328	[1]	(125)	203
Deferred amounts and other assets
Foreign exchange contracts	10	—	71	81		(42)	39
Commodity contracts	—	—	17	17		(2)	15
Other contracts	2	—	1	3		—	3
	12	—	89	101		(44)	57
Accounts payable and other
Foreign exchange contracts	(5)	(13)	(392)	(410)		78	(332)
Interest rate contracts	(353)	—	—	(353)		—	(353)
Commodity contracts	—	—	(173)	(173)		47	(126)
	(358)	(13)	(565)	(936)	[2]	125	(811)
Other long-term liabilities
Foreign exchange contracts	—	—	(934)	(934)		42	(892)
Interest rate contracts	(181)	—	—	(181)		—	(181)
Commodity contracts	(5)	—	(60)	(65)		2	(63)
	(186)	—	(994)	(1,180)		44	(1,136)
Total net derivative assets/(liabilities)
Foreign exchange contracts	5	(13)	(1,094)	(1,102)		—	(1,102)
Interest rate contracts	(534)	—	—	(534)		—	(534)
Commodity contracts	(5)	—	(53)	(58)		—	(58)
Other contracts	3	—	4	7		—	7
	(531)	(13)	(1,143)	(1,687)		—	(1,687)

1	As at December 31, 2019, $327 million was reported within Accounts receivable and other and $1 million within Accounts receivable from affiliates on the Consolidated Statements of Financial Position.

2	As at December 31, 2019, $920 million was reported within Accounts payable and other and $16 million within Accounts payable to affiliates on the Consolidated Statements of Financial Position.

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments.

June 30, 2020	2020	2021	2022	2023	2024	Thereafter		Total
Foreign exchange contracts - United States dollar forwards - purchase (millions of United States dollars)	973	500	1,750	—	—	—		3,223
Foreign exchange contracts - United States dollar forwards - sell (millions of United States dollars)	3,027	5,631	5,703	3,784	1,856	—		20,001
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	76	27	28	29	30	90		280
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	23	94	94	92	90	515		908
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	—	—	72,500	—	—	—		72,500
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	2,984	4,190	411	49	35	121		7,790
Interest rate contracts - long-term debt pay fixed rate (millions of Canadian dollars)	3,452	1,595	—	—	—	—		5,047
Equity contracts (millions of Canadian dollars)	16	34	—	—	—	—		50
Commodity contracts - natural gas (billions of cubic feet)[3]	45	55	22	17	10	11		160
Commodity contracts - crude oil (millions of barrels)[3]	8	9	1	—	—	—		18
Commodity contracts - power (megawatt per hour) (MW/H)	70	(3)	(43)	(43)	(43)	(43)	[1]	(18)	[2]

1	As at June 30, 2020, thereafter includes an average net purchase/(sell) of power of (43) MW/H for 2025.

2	Total is an average net purchase/(sell) of power.
3 Total is a net purchase/(sell) of underlying commodity.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	(133)	—	85	—
Unrealized gain/(loss) on hedged item	138	—	(65)	—
Realized loss on derivative	—	—	(12)	—

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges, fair value hedges and net investment hedges on our consolidated earnings and consolidated comprehensive income, before the effect of income taxes:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Foreign exchange contracts	(13)	(3)	6	(13)
Interest rate contracts	(35)	(285)	(750)	(581)
Commodity contracts	—	(18)	9	(21)
Other contracts	1	2	(6)	5
Fair value hedges
Foreign exchange contracts	5	—	8	—
Net investment hedges
Foreign exchange contracts	3	1	(4)	2
	(39)	(303)	(737)	(608)
Amount of (gain)/loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	1	—	2	2
Interest rate contracts[2]	59	40	103	72
Other contracts[3]	—	6	—	(3)
	60	46	105	71

1	Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.

2	Reported within Interest expense in the Consolidated Statements of Earnings.

3	Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a loss of $170 million of AOCI related to unrealized cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is 18 months as at June 30, 2020.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Foreign exchange contracts[1]	1,246	412	(757)	1,028
Interest rate contracts[2]	3	—	(15)	178
Commodity contracts[3]	(517)	162	(44)	(99)
Other contracts[4]	—	—	(8)	5
Total unrealized derivative fair value gain/(loss), net	732	574	(824)	1,112

1
For the respective six months ended periods, reported within Transportation and other services revenues (2020 - $437 million loss; 2019 - $550 million gain) and Net foreign currency gain/(loss) (2020 - $320 million loss; 2019 - $478 million gain) in the Consolidated Statements of Earnings.

2	Reported as an (increase)/decrease within Interest expense in the Consolidated Statements of Earnings.

3
For the respective six months ended periods, reported within Transportation and other services revenues (2020 - $17 million gain; 2019 - $25 million loss), Commodity sales (2020 - $403 million loss; 2019 - $490 million loss), Commodity costs (2020 - $348 million gain; 2019 - $392 million gain) and Operating and administrative expense (2020 - $6 million loss; 2019 - $24 million gain) in the Consolidated Statements of Earnings.

4	Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. We also maintain current shelf prospectuses with securities regulators which enables ready access to either the Canadian or United States public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We are in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at June 30, 2020. As a result, all credit facilities are available to us and the banks are obligated to fund and have been funding us under the terms of the facilities.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	June 30, 2020	December 31, 2019
(millions of Canadian dollars)
Canadian financial institutions	125	146
United States financial institutions	127	40
European financial institutions	34	3
Asian financial institutions	135	92
Other[1]	218	113
	639	394

1	Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at June 30, 2020, we provided letters of credit totaling nil in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant International Swaps and Derivatives Association agreements. We held no cash collateral on derivative asset exposures as at June 30, 2020 and December 31, 2019.

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

We have categorized our derivative assets and liabilities measured at fair value as follows:

June 30, 2020	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	73	—	73
Commodity contracts	15	47	215	277
	15	120	215	350
Long-term derivative assets
Foreign exchange contracts	—	245	—	245
Commodity contracts	21	27	15	63
	21	272	15	308
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(564)	—	(564)
Interest rate contracts	—	(847)	—	(847)
Commodity contracts	(29)	(16)	(299)	(344)
Other contracts	—	(1)	—	(1)
	(29)	(1,428)	(299)	(1,756)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,524)	—	(1,524)
Interest rate contracts	—	(390)	—	(390)
Commodity contracts	(12)	(9)	(59)	(80)
Other contracts	—	(6)	—	(6)
	(12)	(1,929)	(59)	(2,000)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(1,770)	—	(1,770)
Interest rate contracts	—	(1,237)	—	(1,237)
Commodity contracts	(5)	49	(128)	(84)
Other contracts	—	(7)	—	(7)
	(5)	(2,965)	(128)	(3,098)

December 31, 2019	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	161	—	161
Commodity contracts	—	33	130	163
Other contracts	—	4	—	4
	—	198	130	328
Long-term derivative assets
Foreign exchange contracts	—	81	—	81
Commodity contracts	—	12	5	17
Other contracts	—	3	—	3
	—	96	5	101
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(410)	—	(410)
Interest rate contracts	—	(353)	—	(353)
Commodity contracts	(5)	(23)	(145)	(173)
	(5)	(786)	(145)	(936)
Long-term derivative liabilities
Foreign exchange contracts	—	(934)	—	(934)
Interest rate contracts	—	(181)	—	(181)
Commodity contracts	—	(6)	(59)	(65)
	—	(1,121)	(59)	(1,180)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(1,102)	—	(1,102)
Interest rate contracts	—	(534)	—	(534)
Commodity contracts	(5)	16	(69)	(58)
Other contracts	—	7	—	7
	(5)	(1,613)	(69)	(1,687)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

June 30, 2020	Fair Value	Unobservable Input	Minimum Price	Maximum Price	Weighted Average Price	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	(7)	Forward gas price	1.96	5.24	3.22	$/mmbtu[2]
Crude	16	Forward crude price	23.00	54.36	41.31	$/barrel
Power	(56)	Forward power price	21.00	67.14	52.62	$/MW/H
Commodity contracts - physical[1]
Natural gas	17	Forward gas price	1.43	6.84	2.88	$/mmbtu[2]
Crude	(99)	Forward crude price	33.45	74.06	50.63	$/barrel
NGL	1	Forward NGL price	0.19	1.29	0.57	$/gallon
	(128)

1	Financial and physical forward commodity contracts are valued using a market approach valuation technique.

2	One million British thermal units (mmbtu).

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

Changes in net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Six months ended June 30,
	2020	2019
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(69)	(11)
Total gain/(loss) unrealized
Included in earnings[1]	(107)	103
Included in OCI	7	(20)
Settlements	41	(174)
Level 3 net derivative liability at end of period	(128)	(102)

1	Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at June 30, 2020 or December 31, 2019.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
Our other long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA other long-term investments totaled $56 million and $99 million as at June 30, 2020 and December 31, 2019, respectively.

We have Restricted long-term investments held in trust totaling $508 million and $434 million as at June 30, 2020 and December 31, 2019, respectively, which are recognized at fair value.

We have a held-to-maturity preferred share investment carried at its amortized cost of $566 million and $580 million as at June 30, 2020 and December 31, 2019, respectively. These preferred shares are entitled to a cumulative preferred dividend based on the yield of 10-year Government of Canada bonds plus a margin of 4.38%. The fair value of this preferred share investment is $566 million and $580 million as at June 30, 2020 and December 31, 2019, respectively.

As at June 30, 2020 and December 31, 2019, our long-term debt had a carrying value of $67.1 billion and $64.4 billion, respectively, before debt issuance costs and a fair value of $74.0 billion and $70.5 billion, respectively. We also have non-current notes receivable carried at book value and recorded in Deferred amounts and other assets in the Consolidated Statements of Financial Position. As at June 30, 2020 and December 31, 2019, the non-current notes receivable had a carrying value of $1,034 million and $1,026 million, respectively, which also approximates their fair value.

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

During the six months ended June 30, 2020 and 2019, we recognized an unrealized foreign exchange loss of $371 million and a gain of $250 million, respectively, on the translation of United States dollar denominated debt and unrealized loss of $4 million and a gain of $3 million, respectively, on the change in fair value of our outstanding foreign exchange forward contracts in OCI. During the six months ended June 30, 2020 and 2019, we recognized realized losses of nil, in OCI associated with the settlement of foreign exchange forward contracts and recognized realized losses of nil, in OCI associated with the settlement of United States dollar denominated debt that had matured during the period.

11. INCOME TAXES

The effective income tax rates for the three months ended June 30, 2020 and 2019 were 25.0% and 19.2%, respectively and for the six months ended June 30, 2020 and 2019 were 9.2% and 20.9%, respectively.

The period-over-period change in the effective income tax rates is due to the effect of rate-regulated accounting for income taxes and the benefit of foreign rate differentials being partially offset by higher United States minimum tax relative to the change in earnings period-over-period.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Service cost	58	51	100	102
Interest cost	54	50	87	101
Expected return on plan assets	(113)	(84)	(180)	(168)
Amortization of actuarial loss and prior service costs	10	8	19	15
Net periodic benefit costs	9	25	26	50

For the three and six months ended June 30, 2020, we incurred $236 million in severance costs related to our voluntary workforce reduction program. Severance costs are included in Operating and administrative expense in the Consolidated Statements of Earnings.

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

14. SUBSEQUENT EVENTS

On July 8, 2020, we issued US$1.0 billion of 60-year hybrid subordinated notes payable semi-annually in arrears. The notes mature on July 15, 2080 and are redeemable on year 10 and every five years thereafter. Refer to Note 7. Debt for further discussion of the issuance.

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

As of the end of the second quarter of 2019, we have qualified as a foreign private issuer for purposes of the United States Securities Exchange Act of 1934, as amended (Exchange Act). We intend to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission instead of filing the reporting forms available to foreign private issuers. We also intend to maintain our Form S-3 registration statements.

RECENT DEVELOPMENTS

COVID-19 PANDEMIC, REDUCED CRUDE OIL DEMAND AND COMMODITY PRICES

The COVID-19 pandemic and the emergency response measures enacted by governments in Canada, the United States and around the world, have caused material disruption to many businesses resulting in a severe slow down in Canadian, United States and global economies, leading to increased volatility in financial markets worldwide and demand reduction for commodities. While various global producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+), reached agreements to cut crude oil production in the second quarter of 2020, downward pressure on commodity prices continues and could continue for the foreseeable future, particularly given concerns over crude oil inventories. As a result, prices of crude oil, natural gas, natural gas liquids and other commodities whose prices are highly correlated to crude oil have decreased and remain volatile.

We have taken proactive measures to deliver energy safely and reliably during the COVID-19 pandemic. We activated our crisis management team to focus on a number of priorities, including: (i) the health and safety of our employees and the public; (ii) operational reliability for our customers and markets; (iii) identification of essential personnel and procedures; and (iv) extensive stakeholder communication and outreach including updates to our Board of Directors. We are following recommendations from public health authorities and medical experts and have taken steps to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees in pipeline control functions and service centers, our field representatives and other essential functions.

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

The COVID-19 pandemic has had a deep impact in the communities in which we operate. We are continuing to provide support in our communities by advancing funds to respond and provide relief to those who are most vulnerable. Our teams in our operating regions are working closely with our nonprofit community partners, our closest Indigenous and Tribal neighbors and local governments to identify where resources are needed most.

The COVID-19 pandemic, reduced crude oil demand and reduced commodity prices present potential new or elevated risks to our business. In late March, we began to see impacts both on the supply of, and demand for, crude oil and other liquid hydrocarbons transported on our pipelines. Several shippers on our crude oil pipelines have responded to significantly lower demand caused by the COVID-19 pandemic, declining storage availability and refinery utilization, and commodity price declines by reducing volumes in the second quarter of 2020. Average Mainline System volumes in the second quarter of 2020 were 2,439 thousand barrels per day (kbpd) or approximately 400 kbpd lower than the 2,842 kbpd average for the first quarter of 2020. Over the balance of 2020, we anticipate a continued but gradual recovery in demand as travel and border restrictions are lifted and mobility returns to North America. This view is supported by our expectation that the refineries operating in our core Mainline System markets (i.e. the United States Midwest, Eastern Canada and the United States Gulf Coast) will continue to experience higher utilization rates given their scale, complexity and cost competitiveness. We continue to expect that Mainline System volumes will be under utilized by 200-400 kbpd in the third quarter of 2020 and 100-300 kbpd in the fourth quarter of 2020, and return to full utilization in early 2021. For every 100 kbpd increase or decrease in volumes on our Mainline System, our revenues, net of power savings, are expected to increase or decline by approximately $35 million per quarter.

In our US Midstream business, our equity affiliate DCP Midstream, LP, responded to the drastic decline in commodity prices by decreasing their distributions to us by 50 percent (beginning with the first quarter distribution paid in May 2020), thereby modestly reducing our cash flows. As a further outcome of the drastic commodity price decline, we recorded a $1.7 billion impairment on our equity method investment in DCP Midstream in the first quarter of 2020, based on the decline in the market price of DCP Midstream, LP publicly-traded units as at March 31, 2020. No further impairment was recorded in the second quarter of 2020.

In addition, these circumstances have led to the deterioration of the credit profiles of some of our customers and suppliers. We will continue to monitor this risk and take credit risk mitigating actions.

The situation around the COVID-19 pandemic, reduced crude oil demand and reduced commodity prices is evolving and our assessment of risks is included in Part II, Item 1A. Risk Factors.

While the length and depth of the current energy demand reduction and its impact is challenging to estimate at this time, we have initiated several actions to further strengthen our resiliency and position for the future, while assuring that the safety and reliability of our operations remains our first priority. We have taken actions to reduce operating costs by approximately $300 million in 2020, including reductions to employees and Board of Directors compensation, a voluntary workforce reduction program, as well as supply chain savings. We have also recently executed $0.4 billion of asset sales and increased our available liquidity to over $14 billion. We are experiencing a natural slowing of 2020 capital spending in light of COVID-19 and the health and safety measures put into place by federal and regional governments. In addition, we believe that the following factors further demonstrate the resiliency of our low-risk business model:

•	Our assets are highly contracted and commercially underpinned by long-term take-or-pay and cost-of-service agreements;

•	Approximately 95 percent of our revenues in the first half of 2020 were from investment grade customers or non-investment grade customers who have provided credit enhancements;

•
The acquisition of Spectra Energy in 2017 provided us with greater diversification into natural gas with embedded low risk commercial structures. We currently have approximately 40 different sources of cash flows by geography and by different customer groups;

•
A strong financial position with over $14 billion of net available liquidity which gives us the capacity to fund all of our capital projects and any debt maturities through 2021 without accessing the capital markets; and

•	We limit the maximum cash flow loss that could arise from direct market price risks through a comprehensive long-term economic hedging program.

We will continue to actively monitor our business environment and may take further actions that we determine are in the best interests of Enbridge, our employees, customers, partners and stakeholders, or as required by federal, state or provincial authorities. At this time, given the many outstanding questions as to the length and depth of the COVID-19 pandemic and the current low commodity price environment, the impact on us is uncertain; however, it is possible that they continue to have an adverse impact on our business and results of operations.

MAINLINE SYSTEM CONTRACTING

On February 24, 2020, the Canada Energy Regulator (CER) issued a Notice of Public Hearing which outlined the process for participation in the hearing and identified a list of issues for discussion in the proceeding. In March 2020, letters were filed with the CER by a group of potential intervenors that requested the CER delay setting hearing dates associated with our Mainline System contract filing. Subsequently, the CER issued a letter requesting comments on the potential delay of proceedings.

We filed our response with the CER on May 1, 2020, and on May 19, 2020, the CER announced that the regulatory process for our proposal to offer contracted transportation service on our Mainline System will proceed in a single phase hearing process that balances the need to address COVID-19 pandemic related challenges and the CER's mandate to adjudicate in an appropriately expeditious manner.

We filed our responses to initial CER information requests in June 2020 and intend to file our responses to a second round of information requests in August 2020.

We expect an oral hearing to occur sometime after April 2021, but a hearing date has not yet been set. If a replacement agreement is not in place by June 30, 2021, the Competitive Tolling Settlement provides for tolls to continue on an interim basis.

GAS TRANSMISSION AND MIDSTREAM RATE PROCEEDINGS

Texas Eastern
On February 25, 2020, Texas Eastern Transmission, LP (Texas Eastern) received approval from the Federal Energy Regulatory Commission (FERC) of its uncontested rate case settlement with customers. In the first quarter of 2020, Texas Eastern recognized revenues from the settled rates retroactive to June 1, 2019, and put the settled rates into effect on April 1, 2020.

Algonquin
In May 2020, Algonquin Gas Transmission, LLC (Algonquin) reached an agreement with customers and filed a Stipulation and Agreement with the FERC. On July 2, 2020, Algonquin received approval from the FERC of its uncontested rate case settlement with customers.

BC Pipeline
In May 2020, Westcoast Energy Inc. filed the 2020-2021 rate settlement agreement with their BC Pipeline shippers with the CER for approval. On July 17, 2020, the rate settlement agreement was approved by the CER and Westcoast Energy Inc. has submitted an application to set the interim rates as final.

East Tennessee, Maritimes & Northeast and Alliance Pipeline
We expect to begin customer settlement discussions for East Tennessee Natural Gas and the United States portions of both the Alliance Pipeline and the Maritimes & Northeast Pipeline in the fourth quarter of 2020.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

2020 Rate Application
In October 2019, Enbridge Gas filed an application with the Ontario Energy Board (OEB) for the setting of rates for 2020 and for the funding of discrete incremental capital investments through the incremental capital module (ICM) mechanism. The 2020 rate application was filed in accordance with the parameters of Enbridge Gas’s OEB approved Price Cap Incentive Regulation (IR) rate setting mechanism and represents the second year of a five-year term. In December 2019, Enbridge Gas received a Decision and Order from the OEB for Phase 1 of the application which approved 2020 rates, exclusive of requested ICM amounts, on an interim basis effective January 1, 2020.

On May 14, 2020, the OEB issued a Phase 2 Decision and Order approving Enbridge Gas’s application for ICM funding. Final 2020 rates, inclusive of requested ICM amounts, were approved as part of an OEB Rate Order issued on June 11, 2020.

2021 Rate Application
On June 30, 2020, Enbridge Gas filed Phase 1 of an application with the OEB for the setting of rates for 2021. The 2021 rate application was filed in accordance with the parameters of Enbridge Gas's OEB approved Price Cap IR rate setting mechanism and represents the third year of a five-year term. Phase 1 of the application addresses mechanistic Price Cap IR rate adjustments. An OEB decision on Phase 1 of Enbridge Gas's application is anticipated in the fourth quarter of 2020. Phase 2 of the application, expected to be filed in the fourth quarter of 2020, will address ICM funding requirements.

FINANCING UPDATE

On February 20, 2020, we raised US$750 million of two-year floating rate notes in the United States debt capital markets and on April 1, 2020, Enbridge Gas completed a $1.2 billion dual tranche offering of 10-year and 30-year notes in the Canadian debt capital markets. On May 12, 2020, we raised $1.3 billion with a dual tranche offering of 5-year and 7-year notes in the Canadian debt capital markets. On July 8, 2020, we raised an additional US$1.0 billion of 60-year hybrid subordinated notes in the United States debt capital markets. Through these capital market activities, we completed our 2020 debt funding plan and strengthened our financial position.

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

In July 2020, we extended approximately $10.0 billion of our 364 day extendible credit facilities to July 2021, inclusive of a one-year term out provision to July 2022.

These financing activities, in combination with the asset monetization activities noted below, will enable us to fund our current portfolio of capital projects without requiring access to the capital markets through 2021 if market access is restricted or pricing is unattractive. Refer to Liquidity and Capital Resources.

ASSET MONETIZATION

Ozark Gas Transmission and Ozark Gas Gathering
On April 1, 2020, we closed the sale of our Ozark assets for cash proceeds of approximately $63 million.

Montana-Alberta Tie Line
On May 1, 2020, we closed the sale of our MATL transmission assets for cash proceeds of approximately $189 million.

Éolien Maritime France SAS
On May 1, 2020, we executed agreements to sell 49% of an entity that holds our 50% interest in Éolien Maritime France SAS (EMF) to the Canada Pension Plan Investment Board (CPP Investments) for initial proceeds in excess of $100 million. Post-closing, CPP Investments will fund their 49% share of all ongoing future development capital. Closing of the transaction is subject to customary regulatory approvals and is expected to occur in the fourth quarter of 2020. Refer to Growth Projects - Commercially Secured Projects - Renewable Power Generation and Other Announced Projects Under Development.

FÉCAMP OFFSHORE WIND FARM CONSTRUCTION

On June 2, 2020, we announced the start of construction of the Fécamp Offshore Wind Project as well as the finalization of project financing agreements. Our second offshore wind project in France, this project will be comprised of 71 wind turbines that are expected to generate approximately 500-MW. Refer to Growth Projects - Commercially Secured Projects - Renewable Power Generation.

TEXAS EASTERN PIPELINE RUPTURE

On May 4, 2020, a rupture occurred on Line 10, a 30-inch natural gas pipeline that makes up part of the Texas Eastern natural gas pipeline system in Fleming County, Kentucky. There were no reported injuries or damaged structures as a result of the rupture. Texas Eastern crews isolated all three pipelines in this corridor as part of the initial incident response and investigation. The Line 25 36-inch pipeline has since been returned to service. The National Transportation Safety Board is working with the Pipeline and Hazardous Materials Safety Administration (PHMSA) and Enbridge to investigate the incident. On June 1, 2020, the PHMSA issued an amendment to the Lincoln County Corrective Action Order (CAO) addressing the Fleming County rupture. Texas Eastern is currently performing precautionary integrity assessments in compliance with the CAO and we are focused on restoring the pipeline to full service by the winter heating season. The Texas Eastern natural gas pipeline system extends approximately 1,700 miles from the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization
Liquids Pipelines	2,340	1,992	3,190	4,064
Gas Transmission and Midstream	950	941	(104)	1,961
Gas Distribution and Storage	383	390	987	1,052
Renewable Power Generation	163	94	283	218
Energy Services	(99)	221	22	227
Eliminations and Other	261	107	(705)	355
Earnings before interest, income taxes and depreciation and amortization	3,998	3,745	3,673	7,877
Depreciation and amortization	(949)	(842)	(1,831)	(1,682)
Interest expense	(681)	(637)	(1,387)	(1,322)
Income tax expense	(591)	(436)	(42)	(1,020)
(Earnings)/loss attributable to noncontrolling interests	(36)	2	(5)	(35)
Preference share dividends	(94)	(96)	(190)	(191)
Earnings attributable to common shareholders	1,647	1,736	218	3,627
Earnings per common share attributable to common shareholders	0.82	0.86	0.11	1.80
Diluted earnings per common share attributable to common shareholders	0.82	0.86	0.11	1.80

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended June 30, 2020, compared with the three months ended June 30, 2019

Earnings attributable to common shareholders were positively impacted by $127 million due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:

•
a non-cash, unrealized derivative fair value gain of $1,186 million ($876 million after-tax) in 2020, compared with a gain of $424 million ($336 million after-tax) in 2019, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks; and

•
a non-cash, net positive adjustment to crude oil and natural gas inventories in our Energy Services business segment of $340 million ($257 million after-tax) in 2020, compared with a net negative adjustment of $6 million ($5 million after-tax) in 2019.

The positive factors above were partially offset by the following:

•
a non-cash, unrealized loss of $525 million ($397 million after-tax) in 2020, compared with a gain of $139 million ($103 million after-tax) in 2019, reflecting the revaluation of derivatives used in our Energy Services business segment to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; and

•
employee severance, transition and transformation costs of $268 million ($200 million after-tax) in 2020 compared with $21 million ($16 million after-tax) in 2019 primarily related to our voluntary workforce reduction program offered in the second quarter of 2020.

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

After taking into consideration the factors above, the remaining $216 million decrease in earnings attributable to common shareholders is primarily explained by the following significant business factors:

•	decreased earnings from our Liquids Pipelines segment due to lower volume demand resulting from the COVID-19 pandemic impact on supply and demand for crude oil and related products;

•	the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019;

•	increased income tax expense primarily due to higher United States minimum tax and timing of recognition of newly enacted Canadian tax legislation that came into effect in the second half of 2019; and

•	higher depreciation and amortization expense as a result of new assets placed into service throughout 2019 and the first quarter of 2020, primarily the Canadian Line 3 Replacement (L3R) Program.

The negative business factors above were partially offset by the following:

•	increased earnings from our Gas Transmission and Midstream segment due to settled rates on Texas Eastern resulting from the February 2020 rate settlement;

•	increased earnings from new Liquids Pipelines, Gas Transmission and Midstream, and Renewable Power Generation assets that were placed into service throughout 2019 and the first quarter of 2020;

•	increased earnings from our Gas Distribution and Storage segment due to higher distribution charges resulting from increases in rates and customer base; and

•
the net favorable effect of translating United States dollar EBITDA at a higher Canadian to United States dollar average exchange rate (Average Exchange Rate) of $1.39 in 2020 compared with $1.34 in 2019.

Six months ended June 30, 2020, compared with the six months ended June 30, 2019

Earnings attributable to common shareholders were negatively impacted by $3,221 million due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:

•
a combined loss of $2,060 million ($1,550 million after-tax) related to our equity method investment in DCP Midstream due to a loss of $1,736 million ($1,306 million after-tax) resulting from an impairment to the carrying value of our investment and a loss of $324 million ($244 million after-tax) resulting from further asset and goodwill impairment losses, refer to Part I. Item 1. Financial Statements - Note 9. Impairment of Equity Investments;

•
a non-cash, unrealized derivative fair value loss of $770 million ($585 million after-tax) in 2020, compared with a gain of $1,024 million ($750 million after-tax) in 2019, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;

•
a non-cash, net negative adjustment to crude oil and natural gas inventories in our Energy Services business segment of $2 million ($2 million after-tax) in 2020, compared with a net positive adjustment of $85 million ($61 million after-tax) in 2019;

•
a loss of $159 million ($119 million after-tax) in 2020 resulting from the February 2020 Texas Eastern rate settlement that re-established the Excess Accumulated Deferred Income Tax (EDIT) regulated liability that was previously eliminated in December 2018; and

•
employee severance, transition and transformation costs of $279 million ($212 million after-tax) in 2020 compared with $65 million ($62 million after-tax) in 2019 primarily related to our voluntary workforce reduction program offered in the second quarter of 2020.

The negative factors above were partially offset by a non-cash, unrealized loss of $49 million ($37 million after-tax) in 2020, compared with a loss of $122 million ($88 million after-tax) in 2019, reflecting the revaluation of derivatives used in our Energy Services business segment to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices.

After taking into consideration the factors above, the remaining $189 million decrease in earnings attributable to common shareholders is primarily explained by the following significant business factors:

•
decreased earnings from our Energy Services segment due to the significant compression of location and quality differentials in certain markets and fewer opportunities to achieve profitable transportation margins on facilities where we hold capacity obligations;

•	decreased earnings from our Gas Distribution and Storage segment due to warmer weather experienced in our franchise areas;

•	the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019;

•	increased income tax expense primarily due to higher United States minimum tax and timing of recognition of newly enacted Canadian tax legislation that came into effect in the second half of 2019; and

•	higher depreciation and amortization expense as a result of new assets placed into service throughout 2019 and the first quarter of 2020, primarily the Canadian L3R Program.

The negative business factors above were partially offset by the following:

•	stronger contributions from our Liquids Pipelines segment due to a higher International Joint Tariff (IJT) Benchmark Toll;

•	increased earnings from our Gas Transmission and Midstream segment due to settled rates on Texas Eastern, retroactive to June 1, 2019, resulting from the February 2020 rate settlement;

•	increased earnings from new Liquids Pipelines, Gas Transmission and Midstream, and Renewable Power Generation assets that were placed into service throughout 2019 and the first quarter of 2020; and

•	the net favorable effect of translating United States dollar EBITDA at a higher Average Exchange Rate of $1.37 in 2020 compared with $1.33 in 2019.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,340	1,992	3,190	4,064

Three months ended June 30, 2020, compared with the three months ended June 30, 2019

EBITDA was positively impacted by $370 million due to certain unusual, infrequent or other non-operating factors, primarily explained by a non-cash, unrealized gain of $616 million in 2020, compared with a gain of $227 million in 2019, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

After taking into consideration the factor above, the remaining $22 million decrease is primarily explained by the following significant business factors:

•
lower Mainline System ex-Gretna throughput of 2,439 kbpd in 2020 compared with 2,661 kbpd in 2019 due to lower volume demand resulting from the COVID-19 pandemic impact on supply and demand for crude oil and related products; and

•
lower throughput on our Bakken Pipeline System, Flanagan South Pipeline and Seaway Crude Pipeline System driven by the significant impact of lower crude oil prices and the COVID-19 pandemic on supply and demand for crude oil and related products.

The negative business factors above were partially offset by the following:

•	a higher IJT Benchmark Toll on our Mainline System of US$4.21 in 2020 compared with US$4.15 in 2019;

•	contributions from the Canadian L3R Program that was placed into service on December 1, 2019 with an interim surcharge on Mainline System volumes of US$0.20 per barrel for the IJT Benchmark Toll; and

•	the net favorable effect of translating United States dollar EBITDA at a higher Average Exchange Rate of $1.39 in 2020 compared with $1.34 in 2019.

Six months ended June 30, 2020, compared with the six months ended June 30, 2019

EBITDA was negatively impacted by $1,042 million due to certain unusual, infrequent or other non-operating factors, primarily explained by a non-cash, unrealized loss of $450 million in 2020, compared with a gain of $570 million in 2019, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

After taking into consideration the factor above, the remaining $168 million increase is primarily explained by the following significant business factors:

•	a higher IJT Benchmark Toll on our Mainline System of US$4.21 in 2020 compared with US$4.15 in 2019;

•	contributions from the Canadian L3R Program that was placed into service on December 1, 2019 with an interim surcharge on Mainline System volumes of US$0.20 per barrel for the IJT Benchmark Toll; and

•	the net favorable effect of translating United States dollar EBITDA at a higher Average Exchange Rate of $1.37 in 2020 compared with $1.33 in 2019.

The positive business factors above were partially offset by:

•
lower Mainline System ex-Gretna throughput of 2,641 kbpd in 2020 compared with 2,689 kbpd in 2019 due to lower volume demand resulting from the COVID-19 pandemic impact on supply and demand for crude oil and related products; and

•
lower throughput on our Bakken Pipeline System, Flanagan South Pipeline and Seaway Crude Pipeline System driven by the significant impact of lower crude oil prices and the COVID-19 pandemic on supply and demand for crude oil and related products.

GAS TRANSMISSION AND MIDSTREAM

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	950	941	(104)	1,961

 Three months ended June 30, 2020, compared with the three months ended June 30, 2019

EBITDA was negatively impacted by $30 million due to certain unusual, infrequent or other non-operating factors, primarily explained by a non-cash, negative equity earnings adjustment of $22 million in 2020 compared with a positive adjustment of $9 million in 2019 related to changes in the mark-to-market value of derivative financial instruments of our equity method investee, DCP Midstream.

After taking into consideration the factor above, the remaining $39 million increase is primarily explained by the following significant business factors:

•	higher revenues from settled rates on Texas Eastern resulting from the February 2020 rate settlement;

•	contributions from the Stratton Ridge project and the second phase of the Atlantic Bridge project that were placed into service in the second and fourth quarters of 2019, respectively; and

•	the net favorable effect of translating United States dollar EBITDA at a higher Average Exchange Rate of $1.39 in 2020 compared with $1.34 in 2019.

The positive business factors above were partially offset by the following:

•	the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019;

•	higher operating costs on our US Gas Transmission assets;

•	narrowed AECO-Chicago basis at our Alliance Pipeline joint venture; and

•	lower commodity prices impacting fractionation margins at our Aux Sable joint venture.

Six months ended June 30, 2020, compared with the six months ended June 30, 2019

EBITDA was negatively impacted by $2,161 million due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:

•
a loss of $1,736 million in 2020 resulting from an impairment to the carrying value of our equity method investment in DCP Midstream related to a decline in the market price of DCP Midstream, LP's publicly-traded units;

•	a loss of $324 million in 2020 resulting from further asset and goodwill impairment losses at our equity method investee, DCP Midstream; and

•
a loss of $159 million in 2020 resulting from the February 2020 Texas Eastern rate settlement that re-established the Excess Accumulated Deferred Income Tax regulated liability that was previously eliminated in December 2018.

The negative factors above were partially offset by a non-cash, positive equity earnings adjustment of $31 million in 2020 compared with a negative adjustment of $4 million in 2019 related to changes in the mark-to-market value of derivative financial instruments of our equity method investee, DCP Midstream.

After taking into consideration the factors above, the remaining $96 million increase is primarily explained by the following significant business factors:

•	higher revenues from settled rates on Texas Eastern, retroactive to June 1, 2019, resulting from the February 2020 rate settlement;

•	contributions from the Stratton Ridge project and the second phase of the Atlantic Bridge project that were placed into service in the second and fourth quarters of 2019, respectively; and

•	the net favorable effect of translating United States dollar EBITDA at a higher Average Exchange Rate of $1.37 in 2020 compared with $1.33 in 2019.

The positive business factors above were partially offset by the following:

•	the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019;

•	higher operating costs on our US Gas Transmission assets;

•	narrowed AECO-Chicago basis at our Alliance Pipeline joint venture; and

•	lower commodity prices impacting fractionation margins at our Aux Sable joint venture.

GAS DISTRIBUTION AND STORAGE

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	383	390	987	1,052

Three months ended June 30, 2020, compared with the three months ended June 30, 2019

EBITDA was negatively impacted by $23 million due to certain unusual, infrequent and other non-operating factors, primarily explained by a non-cash, unrealized loss of $15 million in 2020 compared with an unrealized gain of $4 million in 2019 arising from the change in the mark-to-market value of Noverco's derivative financial instruments.

After taking into consideration the factor above, the remaining $16 million increase is primarily explained by the following significant business factors:

•
colder weather experienced in our franchise service areas in 2020 when compared with 2019; when compared with the normal weather forecast embedded in rates, the colder weather in 2020 positively impacted 2020 EBITDA by approximately $22 million while the colder weather in 2019 positively impacted 2019 EBITDA by approximately $19 million;

•	higher distribution charges resulting from increases in rates and customer base; and

•	synergy captures realized from the amalgamation of Enbridge Gas Distribution (EGD) and Union Gas Limited (Union Gas).

The positive business factors above were partially offset by the absence of earnings in 2020 from Enbridge Gas New Brunswick and St. Lawrence Gas Company, Inc. which were sold on October 1, 2019 and November 1, 2019, respectively.

Six months ended June 30, 2020, compared with the six months ended June 30, 2019

EBITDA was positively impacted by $3 million due to certain unusual, infrequent and other non-operating factors, primarily explained by employee severance and transition costs of $15 million in 2020 compared with $39 million in 2019 related to the amalgamation of EGD and Union Gas. This positive factor was partially offset by a non-cash, unrealized loss of $9 million in 2020 compared with an unrealized gain of $8 million in 2019 arising from the change in the mark-to-market value of Noverco's derivative financial instruments.

After taking into consideration the factors above, the remaining $68 million decrease is primarily explained by the following significant business factors:

•
warmer weather experienced in our franchise service areas in 2020 when compared with the colder than normal weather experienced in 2019. When compared with the normal weather forecast embedded in rates, the warmer weather in 2020 negatively impacted 2020 EBITDA by approximately $19 million while the colder weather in 2019 positively impacted 2019 EBITDA by approximately $52 million; and

•	the absence of earnings in 2020 from Enbridge Gas New Brunswick and St. Lawrence Gas Company, Inc. which were sold on October 1, 2019 and November 1, 2019, respectively.

The negative business factors above were partially offset by the following:

•	higher distribution charges resulting from increases in rates and customer base; and

•	synergy captures realized from the amalgamation of EGD and Union Gas.

RENEWABLE POWER GENERATION

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	163	94	283	218

Three months ended June 30, 2020, compared with the three months ended June 30, 2019

EBITDA was positively impacted by $19 million due to certain unusual, infrequent and other non-operating factors, primarily explained by a gain of $4 million on disposal and a $9 million further revision to the fair value of our MATL transmission assets.

After taking into consideration the factor above, the remaining $50 million increase is primarily explained by the following significant business factors:

•	stronger wind resources at United States wind facilities;

•	reimbursements received at certain Canadian wind facilities resulting from a change in operator; and

•	contributions from the Hohe See Offshore Wind Project, which reached full operating capacity in October 2019 and the Albatros expansion, which was placed into service in January 2020.

The positive business factors above were partially offset by higher mechanical repair costs at certain United States wind facilities.

Six months ended June 30, 2020, compared with the six months ended June 30, 2019

EBITDA was positively impacted by $20 million due to certain unusual, infrequent and other non-operating factors, primarily explained by a gain of $4 million on disposal and a $9 million further revision to the fair value of our MATL transmission assets.

After taking into consideration the factor above, the remaining $45 million increase is primarily explained by the following significant business factors:

•	stronger wind resources at United States wind facilities;

•	reimbursements received at certain Canadian wind facilities resulting from a change in operator; and

•	contributions from the Hohe See Offshore Wind Project, which reached full operating capacity in October 2019 and the Albatros expansion, which was placed into service in January 2020.

The positive business factors above were partially offset by the following:

•	higher mechanical repair costs at certain United States wind facilities; and

•	lower wind resources at Canadian wind facilities.

ENERGY SERVICES

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	(99)	221	22	227

EBITDA from Energy Services is dependent on market conditions and results achieved in one period may not be indicative of results to be achieved in future periods.

Three months ended June 30, 2020, compared with the three months ended June 30, 2019

EBITDA was negatively impacted by $318 million due to certain unusual, infrequent or other non-operating factors, explained by a non-cash, unrealized loss of $525 million in 2020, compared with a gain of $139 million in 2019, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices. This negative factor was partially offset by a non-cash, net positive adjustment to crude oil and natural gas inventories of $340 million in 2020 compared with a net negative adjustment of $6 million in 2019.

After taking into consideration the factors above, the remaining $2 million decrease reflects fewer opportunities to achieve profitable transportation margins on facilities which Energy Services holds capacity obligations, partially offset by favorable storage opportunities.

Six months ended June 30, 2020, compared with the six months ended June 30, 2019

EBITDA was negatively impacted by $14 million due to certain unusual, infrequent or other non-operating factors, explained by a non-cash, net negative adjustment to crude oil and natural gas inventories of $2 million in 2020 compared with a net positive adjustment of $85 million in 2019. This negative factor was partially offset by a non-cash, unrealized loss of $49 million in 2020, compared with a loss of $122 million in 2019, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices.

After taking into consideration the factors above, the remaining $191 million decrease reflects the significant compression of location and quality differentials in certain markets and fewer opportunities to achieve profitable transportation margins on facilities which Energy Services holds capacity obligations, partially offset by favorable storage opportunities. The first quarter of 2019 was exceptionally strong, benefiting from favorable location and quality differentials, which increased opportunities to realize profitable margins.

ELIMINATIONS AND OTHER

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	261	107	(705)	355

Eliminations and Other includes operating and administrative costs and the impact of foreign exchange hedge settlements, which are not allocated to business segments. Eliminations and Other also includes the impact of new business development activities and corporate investments.

Three months ended June 30, 2020, compared with the three months ended June 30, 2019

EBITDA was positively impacted by $131 million due to certain unusual, infrequent and other non-operating factors, primarily explained by a non-cash, unrealized gain of $585 million in 2020, compared with a gain of $192 million in 2019, reflecting net fair value gains and losses arising from the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk.

The positive factor above was partially offset by the following unusual, infrequent or other non-operating factors:

•
employee severance, transition and transformation costs of $253 million in 2020 compared with $17 million in 2019 primarily related to our voluntary workforce reduction program offered in the second quarter of 2020; and

•	a non-cash, unrealized intercompany foreign exchange loss of $22 million in 2020.

After taking into consideration the factors above, the remaining $23 million increase is primarily explained by lower operating and administrative costs in 2020 as a result of cost containment actions and the timing of the recovery of certain operating administrative costs allocated to the business segments.

Six months ended June 30, 2020, compared with the six months ended June 30, 2019

EBITDA was negatively impacted by $1,108 million due to certain unusual, infrequent and other non-operating factors, primarily explained by the following:

•
a non-cash, unrealized loss of $313 million in 2020, compared with a gain of $444 million in 2019, reflecting net fair value gains and losses arising from the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk;

•
employee severance, transition and transformation costs of $257 million in 2020 compared with $26 million in 2019 primarily related to our voluntary workforce reduction program offered in the second quarter of 2020;

•	a loss of $74 million in 2020 from non-cash changes in a corporate guarantee obligation; and

•	a loss of $43 million in 2020 from the write-down of certain minor investments in emerging energy and other technologies.

After taking into consideration the factors above, the remaining $48 million increase is primarily explained by lower operating and administrative costs in 2020 as a result of cost containment actions and the timing of the recovery of certain operating administrative costs allocated to the business segments.

GROWTH PROJECTS – COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
LIQUIDS PIPELINES
1.	United States Line 3 Replacement Program	100%	US$2.9 billion	US$1.5 billion	Pre-construction	Under review[3]
2.	Southern Access Expansion	100%	US$0.5 billion	US$0.5 billion	Under construction	Under review[4]
3.	Other - United States	100%	US$0.1 billion	No significant expenditures to date	Under construction	1H - 2021
GAS TRANSMISSION AND MIDSTREAM
4.	T-South Reliability & Expansion Program	100%	$1.0 billion	$0.5 billion	Under construction	2H - 2021
5.	Spruce Ridge Project[5]	100%	$0.5 billion	$0.1 billion	Under construction	2H - 2021
6.	Other - United States[6]	Various	US$1.0 billion	US$0.4 billion	Various stages	2020 - 2023
GAS DISTRIBUTION AND STORAGE
7.	System Modernization - Windsor & Owen Sound	100%	$0.2 billion	No significant expenditures to date	Under construction	Q4 - 2020
8.	Dawn-Parkway Expansion	100%	$0.2 billion	No significant expenditures to date	Pre-construction	2021 - 2022
9.	Utility Growth Capital & Storage Enhancements	100%	$0.3 billion	No significant expenditures to date	Pre-construction	2021 - 2023
RENEWABLE POWER GENERATION
10.	East-West Tie Line	25%	$0.2 billion	No significant expenditures to date	Under construction	2H - 2021
11.	Saint-Nazaire France Offshore Wind Project[7]	25.5%	$0.9 billion	$0.1 billion	Under construction	2H - 2022
			(€0.6 billion)	(€0.1 billion)
12.	Fécamp Offshore Wind Project[8]	17.9%	$0.7 billion	No significant expenditures to date	Under construction	2023
			(€0.5 billion)
1 These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2 Expenditures to date reflect total cumulative expenditures incurred from inception of the project up to June 30, 2020.
3 Update to in-service date pending receipt of all permits required to complete construction.
4 Estimated in-service date will be adjusted to coincide with the in-service date of the U.S. L3R Program.
5 Expenditures were revised in the second quarter of 2020 due to scope modifications.
6 Includes the US$0.1 billion Sabal Trail Phase II project placed into service on May 1, 2020.
7 Reflects the sale of 49% of an entity that holds our 50% interest in EMF to CPP Investments expected to close in the fourth quarter of 2020. After closing, our equity contribution will be $0.15 billion, with the remainder of the project financed through non-recourse project level debt.
8 Reflects the sale of 49% of an entity that holds our 50% interest in EMF to CPP Investments expected to close in the fourth quarter of 2020. After closing, our equity contribution will be $0.10 billion, with the remainder of the project financed through non-recourse project level debt.

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

GAS DISTRIBUTION AND STORAGE

•
Utility Growth Capital & Storage Enhancements - we are proceeding with $0.3 billion of utility growth capital expenditures including regulated rate base system reinforcements and an enhancement of our unregulated storage facilities at Dawn, Ontario.

RENEWABLE POWER GENERATION

•
Fécamp Offshore Wind Project - an offshore wind project that will be comprised of 71 wind turbines located off the northwest coast of France and is expected to generate approximately 500-MW. Project revenues are underpinned by a 20-year fixed price power purchase agreement.

On May 1, 2020, we executed agreements to sell 49% of an entity that holds our 50% interest in EMF to CPP Investments, inclusive of the Fécamp Offshore Wind Project and the Saint-Nazaire France Offshore Wind Project. Post-closing, CPP Investments will fund their 49% share of all ongoing future development capital. Closing of the transaction is subject to customary regulatory approvals and is expected to occur in the fourth quarter of 2020.

GROWTH PROJECTS - REGULATORY MATTERS

United States Line 3 Replacement Program
On February 3, 2020, and through its subsequent order on May 1, 2020, the Minnesota Public Utilities Commission (MNPUC) deemed the revised final Environmental Impact Statement (EIS) adequate and reinstated the Certificate of Need and Route Permit, allowing for construction of the pipeline to commence following the issuance of required permits. On May 21, 2020, various parties filed petitions for reconsideration with the MNPUC contesting the adequacy of the second revised EIS, and the MNPUC’s restored grant of the Certificate of Need and the Route Permit. On June 1, 2020, Enbridge and various supporting parties filed responses to those filed petitions for reconsideration. On June 25, 2020 the MNPUC denied all petitions for reconsideration reaffirming its prior decisions in all three dockets.

As for environmental permits, the Minnesota Pollution Control Agency (MPCA) released a draft of the revised 401 Water Quality Certificate permit in February 2020. Following a public comment period, the MPCA announced on June 3, 2020 that it will conduct a contested case hearing regarding the 401 Water Quality Certificate permit. After an Administrative Law Judge (ALJ) was assigned to the case, the contested case hearing schedule was established on June 23, 2020. Parties filed direct testimony on July 24, 2020 and must file rebuttal testimony on August 7, 2020. Cross examination before the ALJ will occur between August 24-28, 2020, followed by the ALJ issuing their report on October 16, 2020. The ALJ’s contested case hearing schedule confirms that in order to maintain jurisdiction the MPCA is required by the Clean Water Act to make a final decision regarding the 401 Water Quality Certificate by November 14, 2020.

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

OTHER ANNOUNCED PROJECTS UNDER DEVELOPMENT

The following projects have been announced by us, but have not yet met our criteria to be classified as commercially secured:

RENEWABLE POWER GENERATION

•
Éolien Maritime France SAS - on May 1, 2020, we executed agreements to sell 49% of an entity that holds our 50% interest in EMF to CPP Investments. Post-closing, CPP Investments will fund their 49% share of all ongoing future development capital. Closing of the transaction is subject to customary regulatory approvals and is expected to occur in the fourth quarter of 2020. After the transaction closes, through our investment in EMF, we will own equity interests in three French offshore wind projects, including Saint-Nazaire (25.5%), Fécamp (17.9%) and Courseulles (21.7%). The Saint-Nazaire France Offshore Wind Project reached a positive final investment decision in 2019 and the Fécamp Offshore Wind Project reached a positive final investment decision in June 2020 and are now considered to be commercially secured. The remaining project, Courseulles, is expected to reach a final investment decision by next year.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at June 30, 2020:

	Maturity Dates	Total Facilities	Draws[1]	Available
(millions of Canadian dollars)
Enbridge Inc.	2021-2024	12,013	5,531	6,482
Enbridge (U.S.) Inc.	2021-2024	7,491	2,531	4,960
Enbridge Pipelines Inc.	2021[2]	3,000	1,985	1,015
Enbridge Gas Inc.	2021[2]	2,000	355	1,645
Total committed credit facilities		24,504	10,402	14,102

1	Includes facility draws and commercial paper issuances that are back-stopped by credit facility.

2	Maturity date is inclusive of the one-year term out option.

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

On July 23 and 24, 2020, we extended approximately $10.0 billion of our 364 day extendible credit facilities to July 2021, inclusive of a one-year term out provision to July 2022.

In addition to the committed credit facilities noted above, we maintain $795 million of uncommitted demand credit facilities, of which $519 million were unutilized as at June 30, 2020. As at December 31, 2019, we had $916 million of uncommitted credit facilities, of which $476 million were unutilized.

Our net available liquidity of $14,564 million as at June 30, 2020, was inclusive of $462 million of unrestricted cash and cash equivalents as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at June 30, 2020, we were in compliance with all debt covenants and we expect to continue to comply with such covenants.

LONG-TERM DEBT ISSUANCES
During the six months ended June 30, 2020, we completed the following long-term debt issuances:

Company	Issue Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2020	Floating rate notes	US$750
	May 2020	3.20% medium-term notes	$750
	May 2020	2.44% medium-term notes	$550
Enbridge Gas Inc.
	April 2020	2.90% medium-term notes	$600
	April 2020	3.65% medium-term notes	$600

On July 8, 2020, Enbridge Inc. issued US$1.0 billion of 60-year hybrid subordinated notes payable semi-annually in arrears. For the initial 10 years, the notes carry a fixed interest rate of 5.75%. Subsequently, the interest rate per annum will be reset to equal the 5-year United States Treasury rate plus 5.31% every five years from years 10 to 30 and the 5-year United States Treasury rate plus 6.06% every five years from years 30 to 60. The notes mature on July 15, 2080 and are redeemable on year 10 and every five years thereafter.

LONG-TERM DEBT REPAYMENTS
During the six months ended June 30, 2020, we completed the following long-term debt repayments:

Company	Repayment Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2020	Floating rate notes	US$700
	March 2020	4.53% medium-term notes	$500
	June 2020	Floating rate notes	US$500
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2020	3.98% senior notes due 2040	US$26
Enbridge Pipelines Inc.
	April 2020	4.45% medium-term notes	$350
Enbridge Southern Lights LP
	June 2020	4.01% senior notes due 2040	$7
Spectra Energy Partners, LP
	January 2020	6.09% senior secured notes	US$111
	June 2020	Floating rate notes	US$400
Westcoast Energy Inc.
	January 2020	9.90% debentures	$100

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

There are no material restrictions on our cash. Total restricted cash of $35 million, as reported on the Consolidated Statements of Financial Position, primarily includes cash collateral and amounts received in respect of specific shipper commitments. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, we had a negative working capital position as at June 30, 2020. The major contributing factor to the negative working capital position was the ongoing funding of our growth capital program.

To address this negative working capital position, we maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Six months ended June 30,
	2020	2019
(millions of Canadian dollars)
Operating activities	5,225	4,670
Investing activities	(2,266)	(3,457)
Financing activities	(3,124)	(1,058)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(14)	(25)
Increase/(decrease) in cash and cash equivalents and restricted cash	(179)	130

Significant sources and uses of cash for the six months ended June 30, 2020 and June 30, 2019 are summarized below:

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

Investing Activities

•
The decrease in cash used in investing activities was primarily attributable to proceeds received from dispositions in the second quarter of 2020 and lower contributions to the Gray Oak Holdings LLC equity investment.

•
We are continuing with the execution of our growth capital program which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements.

Financing Activities

•	The increase in cash used in financing activities was primarily attributable to an increase in repayments of long-term debt and a decrease in commercial paper and credit facility draws.

•
The factors above were partially offset by an increase in issuances of long-term debt and the absence of Westcoast Energy Inc.'s redemption of all of its outstanding Series 7 and Series 8 preference shares in 2020 when compared with the corresponding period in 2019.

•	Our common share dividend payments increased period-over-period primarily due to the 9.8% increase in our common share dividend rate.

SUMMARIZED FINANCIAL INFORMATION

On January 22, 2019, Enbridge entered into supplemental indentures with its wholly-owned subsidiaries, Spectra Energy Partners, LP (SEP) and EEP (the Partnerships), pursuant to which Enbridge fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations of the Partnerships with respect to the outstanding series of notes issued under the respective indentures of the Partnerships. Concurrently, the Partnerships entered into a subsidiary guarantee agreement pursuant to which they fully and unconditionally guaranteed, on a senior unsecured basis, the outstanding series of senior notes of Enbridge. The Partnerships have also entered into supplemental indentures with Enbridge pursuant to which the Partnerships have issued full and unconditional guarantees, on a senior unsecured basis, of senior notes issued by Enbridge subsequent to January 22, 2019. As a result of the guarantees, holders of any of the outstanding guaranteed notes of the Partnerships (the Guaranteed Partnership Notes) are in the same position with respect to the net assets, income and cash flows of Enbridge as holders of Enbridge's outstanding guaranteed notes (the Guaranteed Enbridge Notes), and vice versa. Other than the Partnerships, Enbridge subsidiaries (including the subsidiaries of the Partnerships, collectively, the Subsidiary Non-Guarantors), are not parties to the subsidiary guarantee agreement and have not otherwise guaranteed any of Enbridge's outstanding series of senior notes.

Consenting SEP notes and EEP notes under Guarantee

SEP Notes[1]	EEP Notes[2]
4.600% Senior Notes due 2021	4.200% Notes due 2021
4.750% Senior Notes due 2024	5.875% Notes due 2025
3.500% Senior Notes due 2025	5.950% Notes due 2033
3.375% Senior Notes due 2026	6.300% Notes due 2034
5.950% Senior Notes due 2043	7.500% Notes due 2038
4.500% Senior Notes due 2045	5.500% Notes due 2040
7.375% Notes due 2045

1	As at June 30, 2020, the aggregate outstanding principal amount of SEP notes was approximately US$3.5 billion.

2	As at June 30, 2020, the aggregate outstanding principal amount of EEP notes was approximately US$3.0 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
Floating Rate Note due 2022	4.850% Senior Notes due 2020
2.900% Senior Notes due 2022	4.260% Senior Notes due 2021
4.000% Senior Notes due 2023	3.160% Senior Notes due 2021
3.500% Senior Notes due 2024	4.850% Senior Notes due 2022
2.500% Senior Notes due 2025	3.190% Senior Notes due 2022
4.250% Senior Notes due 2026	3.190% Senior Notes due 2022
3.700% Senior Notes due 2027	3.940% Senior Notes due 2023
3.125% Senior Notes due 2029	3.940% Senior Notes due 2023
4.500% Senior Notes due 2044	3.950% Senior Notes due 2024
5.500% Senior Notes due 2046	2.440% Senior Notes due 2025
4.000% Senior Notes due 2049	3.200% Senior Notes due 2027
3.200% Senior Notes due 2027
6.100% Senior Notes due 2028
2.990% Senior Notes due 2029
7.220% Senior Notes due 2030
7.200% Senior Notes due 2032
5.570% Senior Notes due 2035
5.750% Senior Notes due 2039
5.120% Senior Notes due 2040
4.240% Senior Notes due 2042
4.240% Senior Notes due 2042
4.570% Senior Notes due 2044
4.570% Senior Notes due 2044
4.870% Senior Notes due 2044
4.560% Senior Notes due 2064

1	As at June 30, 2020, the aggregate outstanding principal amount of the Enbridge United States dollar denominated notes was approximately US$7.5 billion.

2	As at June 30, 2020, the aggregate outstanding principal amount of the Enbridge Canadian dollar denominated notes was approximately $8.4 billion.

In accordance with Rule 3-10 of the United States Securities and Exchange Commission's Regulation S-X, which provides an exemption from the reporting requirements of the Exchange Act for fully consolidated subsidiary issuers of guaranteed securities and subsidiary guarantors, in lieu of filing separate financial statements for each of the Partnerships, we have included the accompanying summarized financial information with separate columns representing the following:

1.	Enbridge Inc., the Parent Issuer and Guarantor;

2.	SEP, a Subsidiary Issuer and Guarantor, and

3.	EEP, a Subsidiary Issuer and Guarantor.

We have provided summarized financial information for each of the Guarantors in line with the requirements of Rule 13-01, which requires that Guarantors with investment balances in Subsidiary Non-Guarantors be excluded and transactions and amounts with Non-Guarantors and other related parties be presented separately.

Summarized Financial Information as at and for the six months ended June 30, 2020

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - SEP	Subsidiary Issuer and Guarantor - EEP
(millions of Canadian dollars)
Operating revenues	—	—	—
Operating loss	(36)	(1)	(2)
Earnings/(loss)	(333)	(50)	318
Earnings/(loss) attributable to common shareholders	(523)	(50)	318

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - SEP	Subsidiary Issuer and Guarantor - EEP
(millions of Canadian dollars)
Accounts receivable from affiliates	780	—	5
Short-term loans receivable from affiliates	95	—	4,754
Other current assets	281	7	9
Long-term loans receivable from affiliates	32,192	73	1,937
Other long-term assets	4,379	957	—
Accounts payable to affiliates	796	829	158
Short-term loans payable to affiliates	1,038	2,207	2,026
Other current liabilities	3,382	477	58
Long-term loans payable to affiliates	18,577	—	3,269
Other long-term liabilities	31,402	4,593	3,993

Summarized Financial Information as at December 31, 2019

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - SEP	Subsidiary Issuer and Guarantor - EEP
(millions of Canadian dollars)
Accounts receivable from affiliates	729	—	12
Short-term loans receivable from affiliates	1,691	—	3,961
Other current assets	438	41	8
Long-term loans receivable from affiliates	47,285	73	2,387
Other long-term assets	3,681	933	1
Accounts payable to affiliates	736	367	68
Short-term loans payable to affiliates	367	2,058	1,991
Other current liabilities	5,204	598	52
Long-term loans payable to affiliates	33,686	—	3,112
Other long-term liabilities	28,585	4,708	3,801

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

•	the merger of that Partnership into Enbridge or the other Partnership or the liquidation and dissolution of that Partnership;

•	the repayment in full or discharge or defeasance of those Guaranteed Enbridge Notes, as contemplated by the applicable indenture or guarantee agreement;

•	with respect to EEP, the repayment in full or discharge or defeasance of each of the consenting EEP notes listed above;

•	with respect to SEP, the repayment in full or discharge or defeasance of each of the consenting SEP notes listed above; or

•	with respect to any series of Guaranteed Enbridge Notes, with the consent of holders of at least a majority of the outstanding principal amount of that series of Guaranteed Enbridge Notes.

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

In August 2018, the Army Corps completed the environmental analysis required on remand by the June 2017 order of the United States Court for the District of Columbia and reaffirmed the issuance of the permit for the Dakota Access Pipeline. All four plaintiff Tribes subsequently amended their complaints to include claims challenging the adequacy of the Army Corps’ August 2018 decision, and the parties filed cross-motions for summary judgment on the merits of the plaintiffs’ amended claims. Briefing on the parties’ cross-motions for summary judgment was completed on November 25, 2019. On March 25, 2020, the Court issued an opinion, granting and denying in part the parties’ cross-motions for summary judgment. The Court ordered the Army Corps to prepare an Environmental Impact Statement to address unresolved controversy pertaining to potential spill impacts resulting from the Dakota Access Pipeline.

On July 6, 2020, the Court issued an order vacating the Army Corps’ easement for the Dakota Access Pipeline and requiring that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the Army Corps appealed the decision and filed a motion for a stay pending appeal with the Court of Appeals. On July 14, 2020, the Court of Appeals granted a temporary administrative stay to allow the Court time to consider briefing on whether to continue the stay until the appeal is decided on the merits.

Line 5 Dual Pipelines - Tunnel Project
On June 6, 2019, we filed a complaint with the Michigan Court of Claims to establish the constitutional validity of Michigan law PA 359 and enforceability of various agreements entered into between us and the State of Michigan (the State) related to the construction of the Line 5 Dual Pipelines Tunnel Project (Tunnel Project). On October 31, 2019, the Court determined that Michigan law PA 359 is valid and is not unconstitutional. On November 5, 2019, the Michigan Attorney General filed an appeal with the Michigan Court of Appeals and briefing for that appeal is now complete. On June 11, 2020, the Michigan Court of Appeals upheld the Court's determination that Michigan law PA 359 is valid and is not unconstitutional. The State did not file for leave to appeal to the Supreme Court of Michigan within the requisite time period so this lawsuit has concluded.

On June 27, 2019, the Michigan Attorney General filed a complaint in the Michigan Ingham County Circuit Court that requests the Court to declare the easement that we have for the operation of the dual pipelines in the Straits of Mackinac (the Straits) to be invalid and to prohibit continued operation of the dual pipelines in the Straits “as soon as possible after a reasonable notice period to allow orderly adjustments by affected parties”. On September 16, 2019, we filed our motion for summary disposition and requested dismissal of the State’s Complaint in its entirety. On that same date, the State filed a motion for partial summary disposition and judgment in its favor on its claim that the easement was void from inception. The case was argued on May 22, 2020 and supplemental briefing on the issue of federal preemption was completed on July 6, 2020.

On March 6, 2020, the Mackinac Straits Corridor Authority (Corridor Authority) met. At the meeting, the Corridor Authority reviewed the actions that we have taken in accordance with the Tunnel Project agreement, and on formal motions approved those actions.

During the first quarter of 2020, we filed all major environmental permits, including the joint permit application with the Michigan Department of Environment, Great Lakes and Energy and the Army Corps. In addition, we filed an independent application to the Michigan Public Service Commission and they have scheduled a public hearing date for August 24, 2020.

Upon receipt of all required permits we expect to begin construction of the Tunnel Project. Construction and commissioning of the Tunnel Project is expected to be completed in late 2024.

Line 5 Dual Pipelines - East Segment
On June 18, 2020, during seasonal maintenance work on Line 5, we discovered that a screw anchor support had shifted from its original position. We immediately shut down the pipeline and notified the State and our federal regulator, the PHMSA. The issue with the screw anchor was isolated to the east segment of Line 5 and an inspection of the west segment of Line 5 confirmed there were no issues or damage to the anchor structures or pipeline on that segment. Normal operations of the west segment of Line 5 resumed on June 20, 2020, and investigation of the east segment of Line 5 is ongoing.

On June 22, 2020, the Michigan Attorney General, on behalf of the State, filed a motion for a Temporary Restraining Order in the Michigan Ingham County Circuit Court to cease the continued operation of the west segment of Line 5 and to ensure operation of the east segment of Line 5 was not resumed. Further, the Temporary Restraining Order was to compel "legally required information" to be shared with the State for determination that the operation of Line 5 through the Straits is safe. On June 25, 2020, an Order was issued prohibiting the operation of Line 5 pending a hearing on the State’s motion for Preliminary Injunction on June 30, 2020. On July 1, 2020, following the hearing, the Temporary Restraining Order was amended allowing the west segment of Line 5 to restart for the purposes of conducting an in-line inspection, which reconfirmed that the line is safe to operate as there was no damage to the pipeline. The east segment of Line 5 remains shut down as we work with the PHMSA to ensure all safety assessments are complete and data provided prior to restarting the east segment of Line 5.

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

CAPITAL EXPENDITURE COMMITMENTS
We have signed contracts for the purchase of services, pipe and other materials totaling approximately $3.0 billion which are expected to be paid over the next five years.

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

CHANGES IN ACCOUNTING POLICIES

Refer to Part I. Item 1. Financial Statements - Note 2. Changes in Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2019. Other than as set out below, there have been no material modifications to those quantitative and qualitative disclosures about market risk.

COVID-19 PANDEMIC RISK
The spread of the COVID-19 pandemic has caused significant volatility in Canada, the United States and international markets. While we have taken proactive measures to deliver energy safely and reliably during this pandemic, given the ongoing dynamic nature of the circumstances surrounding COVID-19, the impact of this pandemic on our business remains uncertain.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at June 30, 2020, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the U.S. Securities and Exchange Commission and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our financial condition or future results. Other than as set out below, there have been no material modifications to those risk factors.

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

•	adversely impacted our Liquids Pipelines growth rate and results; however, the full extent of such adverse impact is still uncertain;

•	could prevent one or more of our secured capital projects from proceeding, delay its completion or increase its anticipated cost;

•	adversely impacted the operations or financial position of our third-party suppliers, service providers or customers and increase our exposure to contract-related risks or customer credit risk;

•	adversely impacted the global capital markets, which could adversely impact our ability to access capital markets at effective rates, the ratings assigned to our securities or our credit facilities;

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

There can be no assurance that our strategies to address potential disruptions will mitigate these risks or the adverse impacts to our business, financial position, results of operations and cash flows. Future adverse impacts to our business, financial position, results of operations and cash flows may materialize that are not yet known. In addition, disruptions related to the COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I. Item 1A. Risk Factors included in our Annual Report on Form 10-K. The risk that is most significantly heightened by the COVID-19 pandemic is the impact of commodity price weakness and volatility on our Liquids Pipelines, Gas Transmission and Midstream and Energy Services businesses, as detailed in the risk factor below. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global impact, including any related recession, as well as lingering impacts on supply of, demand for and prices of crude oil, natural gas, natural gas liquids, liquefied natural gas and renewable energy.

Weakness and volatility in commodity prices increase utilization risks in respect to our assets and may have an adverse effect on our results of operations.

The COVID-19 pandemic and concerns about global economic growth have caused considerable uncertainty in the market for crude oil, natural gas and other commodities, lowering demand forecasts. This, and the changing relationship dynamic among OPEC+ members, has put severe downward pressure on prices. The economic climate in Canada, the United States and abroad has deteriorated and worldwide demand for petroleum products has diminished. 2020 has seen a dramatic decline in the price of crude oil, natural gas and NGL and other commodities whose prices are highly correlated to crude oil. The West Texas Intermediate benchmark prices for crude oil had been trading around US$60 per barrel in December 2019 and fell to as low as US$14 per barrel in March 2020 and into negative values in April 2020. Crude oil prices have started to recover in the second quarter of 2020, with West Texas Intermediate benchmark prices reaching US$40 primarily due to the announcement of crude oil productions cuts in April 2020 and June 2020. Crude oil prices may again decline or may be halted in their recovery.

In respect to our Liquids Pipeline assets, we are exposed to throughput risk under the Competitive Tolling Settlement on the Canadian Mainline and under certain tolling agreements applicable to other Liquids Pipelines assets, such as the Lakehead System. A decrease in volumes transported can directly and adversely affect our revenues and earnings. The current commodity price environment has impacted both the supply of and demand for crude oil and other liquid hydrocarbons transported on our pipelines. Several shippers on our pipelines have responded to commodity price declines and significantly lower demand caused by COVID-19 by canceling delivery of previously nominated batches in the second quarter of 2020. This has led to a reduction in Mainline System throughputs of approximately 400 kbpd for the second quarter of 2020 compared to first quarter 2020 average Mainline System throughputs of 2,842 kbpd, which were aligned with or stronger than our expectations. At this time, it is difficult to predict the quantum of the impact on Mainline System throughput for the remainder of 2020 due to the unpredictability of the market currently as well as the projected duration of demand impacts caused by COVID-19. We continue to expect that Mainline System volumes will be under utilized by 200-400 kbpd in the third quarter of 2020 and 100-300 kbpd in the fourth quarter of 2020, and return to full utilization in early 2021. For every 100 kbpd increase or decrease in volumes on our Mainline System, our revenues, net of power savings, are expected to increase or decline by approximately $35 million per quarter.

While reduced demand has impacted throughput and revenue on the Mainline System, the financial impact of reduced throughput on our upstream regional pipelines and our downstream market extension pipelines is largely mitigated by the presence of take-or-pay contracts. The financial impact is also mitigated through cost-of-service arrangements with credit-worthy counterparties or parties that are not investment grade but have instead provided credit support in the form of letters of credit or other instruments. The existing market circumstances will stress the creditworthiness of many of these counterparties and we continue to evaluate the situation on an ongoing basis. To date, we have not had any counterparty default on its obligations to maintain credit support or pay its tolls under these contracts and at this time, we do not foresee a material impact to our financial results.

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
4.1
Shareholder Rights Plan Agreement between Enbridge Inc. and Computershare Trust Company of Canada dated as of November 9, 1995 and Amended and Restated as of May 5, 2020 (incorporated by reference to Exhibit 4.1 to Enbridge’s Current Report on Form 8-K filed May 6, 2020).

10.1*	Enbridge Inc. Directors’ Compensation Plan dated February 11, 2020, effective January 1, 2020, and amended, effective June 1, 2020.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	July 29, 2020	By:	/s/ Al Monaco
Al Monaco President and Chief Executive Officer

Date:	July 29, 2020	By:	/s/ Colin K. Gruending
Colin K. Gruending Executive Vice President and Chief Financial Officer (Principal Financial Officer)