Form 10-Q
period 2020-09-30
ENBRIDGE INC
filed 2020-11-06
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,025,219,063 common shares outstanding as at October 30, 2020.

GLOSSARY

AOCI	Accumulated other comprehensive income/(loss)
Army Corps	United States Army Corps of Engineers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average Exchange Rate	Canadian to United States dollar average exchange rate
CER	Canada Energy Regulator
CPP Investments	Canada Pension Plan Investment Board
DCP Midstream	DCP Midstream, LLC
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EMF	Éolien Maritime France SAS
Enbridge	Enbridge Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
IJT	International Joint Tariff
kbpd	thousands of barrels per day
MATL	Montana-Alberta Tie Line
NGL	Natural gas liquids
SEP	Spectra Energy Partners, LP
OCI	Other comprehensive income/(loss)
Texas Eastern	Texas Eastern Transmission, LP

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

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities, operating performance, regulatory parameters, changes in regulations applicable to our business, acquisitions, dispositions and other transactions, our dividend policy, project approval and support, renewals of rights-of-way, weather, economic and competitive conditions, public opinion, changes in tax laws and tax rates, changes in trade agreements, exchange rates, interest rates, commodity prices, political decisions, supply of and demand for commodities, and the COVID-19 pandemic and the duration and impact thereof, including, but not limited, to those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and United States securities regulators. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, Enbridge Inc. assumes no obligation to publicly update or revise any forward-looking statement made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	4,595	7,396	14,920	22,444
Transportation and other services	4,075	3,748	11,609	12,188
Gas distribution sales	440	454	2,550	3,085
Total operating revenues (Note 3)	9,110	11,598	29,079	37,717
Operating expenses
Commodity costs	4,443	7,216	14,464	21,910
Gas distribution costs	83	104	1,188	1,623
Operating and administrative	1,554	1,741	4,955	5,061
Depreciation and amortization	935	844	2,766	2,526
Impairment of long-lived assets	—	105	—	105
Total operating expenses	7,015	10,010	23,373	31,225
Operating income	2,095	1,588	5,706	6,492
Income from equity investments	315	333	805	1,159
Impairment of equity investments (Note 9)	(615)	—	(2,351)	—
Other income/(expense)
Net foreign currency gain/(loss)	173	(43)	(257)	311
Other	85	81	(8)	192
Interest expense	(718)	(644)	(2,105)	(1,966)
Earnings before income taxes	1,335	1,315	1,790	6,188
Income tax expense (Note 11)	(231)	(255)	(273)	(1,275)
Earnings	1,104	1,060	1,517	4,913
Earnings attributable to noncontrolling interests	(20)	(15)	(25)	(50)
Earnings attributable to controlling interests	1,084	1,045	1,492	4,863
Preference share dividends	(94)	(96)	(284)	(287)
Earnings attributable to common shareholders	990	949	1,208	4,576
Earnings per common share attributable to common shareholders (Note 5)	0.49	0.47	0.60	2.27
Diluted earnings per common share attributable to common shareholders (Note 5)	0.49	0.47	0.60	2.27
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(unaudited; millions of Canadian dollars)
Earnings	1,104	1,060	1,517	4,913
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	29	(170)	(532)	(597)
Change in unrealized gain/(loss) on net investment hedges	154	(74)	(221)	147
Other comprehensive income/(loss) from equity investees	(14)	2	6	19
Excluded components of fair value hedges	(1)	—	7	—
Reclassification to earnings of loss on cash flow hedges	58	28	138	74
Reclassification to earnings of pension and other postretirement benefits amounts	3	1	10	44
Foreign currency translation adjustments	(1,119)	704	1,817	(1,898)
Other comprehensive income/(loss), net of tax	(890)	491	1,225	(2,211)
Comprehensive income	214	1,551	2,742	2,702
Comprehensive (income)/loss attributable to noncontrolling interests	16	(41)	(79)	23
Comprehensive income attributable to controlling interests	230	1,510	2,663	2,725
Preference share dividends	(94)	(96)	(284)	(287)
Comprehensive income attributable to common shareholders	136	1,414	2,379	2,438
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares (Note 5)
Balance at beginning and end of period	7,747	7,747	7,747	7,747
Common shares (Note 5)
Balance at beginning of period	64,763	64,732	64,746	64,677
Shares issued on exercise of stock options	1	3	18	58
Balance at end of period	64,764	64,735	64,764	64,735
Additional paid-in capital
Balance at beginning of period	207	194	187	—
Stock-based compensation	6	7	25	28
Options exercised	(1)	(2)	(19)	(51)
Change in reciprocal interest	54	—	66	109
Repurchase of noncontrolling interest	—	—	—	65
Other	(1)	7	6	55
Balance at end of period	265	206	265	206
Deficit
Balance at beginning of period	(7,797)	(3,392)	(6,314)	(5,538)
Earnings attributable to controlling interests	1,084	1,045	1,492	4,863
Preference share dividends	(94)	(96)	(284)	(287)
Dividends paid to reciprocal shareholder	4	5	14	14
Common share dividends declared	(1,640)	(1,493)	(3,281)	(2,993)
Modified retrospective adoption of ASU 2016-13 Financial Instruments - Credit Losses (Note 2)	—	—	(66)	—
Other	1	(1)	(3)	9
Balance at end of period	(8,442)	(3,932)	(8,442)	(3,932)
Accumulated other comprehensive income/(loss) (Note 8)
Balance at beginning of period	1,753	124	(272)	2,672
Other comprehensive income/(loss) attributable to common shareholders, net of tax	(854)	465	1,171	(2,138)
Other	—	(7)	—	48
Balance at end of period	899	582	899	582
Reciprocal shareholding
Balance at beginning of period	(47)	(51)	(51)	(88)
Change in reciprocal interest	18	—	22	37
Balance at end of period	(29)	(51)	(29)	(51)
Total Enbridge Inc. shareholders’ equity	65,204	69,287	65,204	69,287
Noncontrolling interests
Balance at beginning of period	3,315	3,451	3,364	3,965
Earnings attributable to noncontrolling interests	20	15	25	50
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized loss on cash flow hedges	—	(1)	(3)	(6)
Foreign currency translation adjustments	(36)	27	57	(67)
	(36)	26	54	(73)
Comprehensive income/(loss) attributable to noncontrolling interests	(16)	41	79	(23)
Contributions	1	1	21	10
Distributions	(68)	(94)	(232)	(194)
Repurchase of noncontrolling interest	—	—	—	(65)
Redemption of preferred shares held by subsidiary	—	—	—	(300)
Other	(1)	(10)	(1)	(4)
Balance at end of period	3,231	3,389	3,231	3,389
Total equity	68,435	72,676	68,435	72,676
Dividends paid per common share	0.810	0.738	2.430	2.214
Earnings per common share attributable to common shareholders (Note 5)	0.49	0.47	0.60	2.27
Diluted earnings per common share attributable to common shareholders (Note 5)	0.49	0.47	0.60	2.27
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2020	2019
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	1,517	4,913
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	2,766	2,526
Deferred income tax (recovery)/expense	(82)	983
Changes in unrealized (gain)/loss on derivative instruments, net (Note 10)	200	(1,005)
Earnings from equity investments	(805)	(1,159)
Distributions from equity investments	1,145	1,442
Impairment of equity investments (Note 9)	2,351	—
Impairment of long-lived assets	—	105
Other	222	51
Changes in operating assets and liabilities	213	(451)
Net cash provided by operating activities	7,527	7,405
Investing activities
Capital expenditures	(3,790)	(3,928)
Long-term investments and restricted long-term investments	(413)	(1,018)
Distributions from equity investments in excess of cumulative earnings	438	285
Additions to intangible assets	(154)	(136)
Proceeds from dispositions	265	—
Loans to affiliates, net	10	(232)
Net cash used in investing activities	(3,644)	(5,029)
Financing activities
Net change in short-term borrowings	71	245
Net change in commercial paper and credit facility draws	231	3,365
Debenture and term note issues, net of issue costs	4,834	2,553
Debenture and term note repayments	(3,517)	(2,994)
Contributions from noncontrolling interests	21	10
Distributions to noncontrolling interests	(232)	(194)
Common shares issued	3	18
Preference share dividends	(284)	(287)
Common share dividends	(4,920)	(4,480)
Redemption of preferred shares held by subsidiary	—	(300)
Other	(52)	(60)
Net cash used in financing activities	(3,845)	(2,124)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(22)	(17)
Net increase in cash and cash equivalents and restricted cash	16	235
Cash and cash equivalents and restricted cash at beginning of period	676	637
Cash and cash equivalents and restricted cash at end of period	692	872
See accompanying notes to the interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2020	December 31, 2019
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	657	648
Restricted cash	35	28
Accounts receivable and other	4,333	6,781
Accounts receivable from affiliates	31	69
Inventory	1,368	1,299
	6,424	8,825
Property, plant and equipment, net	95,990	93,723
Long-term investments	14,513	16,528
Restricted long-term investments	527	434
Deferred amounts and other assets	8,089	7,433
Intangible assets, net	2,122	2,173
Goodwill	33,832	33,153
Deferred income taxes	991	1,000
Total assets	162,488	163,269

Liabilities and equity
Current liabilities
Short-term borrowings	969	898
Accounts payable and other	6,381	10,063
Accounts payable to affiliates	4	21
Interest payable	628	624
Current portion of long-term debt	3,616	4,404
	11,598	16,010
Long-term debt	62,967	59,661
Other long-term liabilities	9,253	8,324
Deferred income taxes	10,235	9,867
	94,053	93,862
Contingencies (Note 13)
Equity
Share capital
Preference shares	7,747	7,747
Common shares (2,025 outstanding at September 30, 2020 and December 31, 2019)	64,764	64,746
Additional paid-in capital	265	187
Deficit	(8,442)	(6,314)
Accumulated other comprehensive income/(loss) (Note 8)	899	(272)
Reciprocal shareholding	(29)	(51)
Total Enbridge Inc. shareholders’ equity	65,204	66,043
Noncontrolling interests	3,231	3,364
	68,435	69,407
Total liabilities and equity	162,488	163,269
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

2. CHANGES IN ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING STANDARDS
Reference Rate Reform
Effective July 1, 2020, we adopted Accounting Standards Update (ASU) 2020-04 on a prospective basis. The new standard was issued in March 2020 to provide temporary optional guidance in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 is effective until December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Clarifying Interaction between Collaborative Arrangements and Revenue from Contracts with Customers
Effective January 1, 2020, we adopted ASU 2018-18 on a retrospective basis. The new standard was issued in November 2018 to provide clarity on when transactions between entities in a collaborative arrangement should be accounted for under the new revenue standard, Accounting Standards Codification (ASC) 606. In determining whether transactions in collaborative arrangements should be accounted for under the revenue standard, the update specifies that entities shall apply unit of account guidance to identify distinct goods or services and whether such goods and services are separately identifiable from other promises in the contract. ASU 2018-18 also precludes entities from presenting transactions with a collaborative partner which are not in scope of the new revenue standard together with revenue from contracts with customers. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

On January 1, 2020, we recorded $66 million of additional Deficit on our Statements of Financial Position in connection with the adoption of ASU 2016-13. The adoption of this ASU did not have a material impact on the Consolidated Statements of Earnings, Comprehensive Income or Cash Flows during the period.

FUTURE ACCOUNTING POLICY CHANGES
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
ASU 2020-06 was issued in August 2020 to simplify accounting for certain financial instruments. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted on January 1, 2021. We are currently assessing the impact of the new standard on our consolidated financial statements.

Clarifying Interaction between Equity Securities, Equity Method Investments and Derivatives
ASU 2020-01 was issued in January 2020 and clarifies that observable transactions should be considered for the purpose of applying the measurement alternative in accordance with ASC 321 immediately before the application or upon discontinuance of the equity method of accounting. Furthermore, the ASU clarifies that forward contracts or purchased options on equity securities are not out of scope of ASC 815 guidance only because, upon the contracts’ exercise, the equity securities could be accounted for under the equity method of accounting or fair value option. ASU 2020-01 is effective January 1, 2021, with early adoption permitted, and is applied prospectively. The adoption of ASU 2020-01 is not expected to have a material impact on our consolidated financial statements.

Accounting for Income Taxes
ASU 2019-12 was issued in December 2019 with the intent of simplifying the accounting for income taxes. The accounting update removes certain exceptions to the general principles in ASC 740 as well as provides simplification by clarifying and amending existing guidance. ASU 2019-12 is effective January 1, 2021, and entities are permitted to adopt the standard early. We are currently assessing the impact of the new standard on our consolidated financial statements.

Disclosure Effectiveness
ASU 2018-14 was issued in August 2018 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendment modifies the current guidance by adding and removing several disclosure requirements while also clarifying the guidance on current disclosure requirements. ASU 2018-14 is effective January 1, 2021, and entities are permitted to adopt the standard early. The adoption of ASU 2018-14 is not expected to have a material impact on our consolidated financial statements.

3. REVENUES

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2020
(millions of Canadian dollars)
Transportation revenues	2,234	1,077	128	—	—	—	3,439
Storage and other revenues	22	64	51	—	—	—	137
Gas gathering and processing revenues	—	7	—	—	—	—	7
Gas distribution revenue	—	—	448	—	—	—	448
Electricity and transmission revenues	—	—	—	46	—	—	46
Total revenue from contracts with customers	2,256	1,148	627	46	—	—	4,077
Commodity sales	—	—	—	—	4,595	—	4,595
Other revenues[1,2]	360	14	(8)	80	(3)	(5)	438
Intersegment revenues	157	—	2	—	4	(163)	—
Total revenues	2,773	1,162	621	126	4,596	(168)	9,110

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2019
(millions of Canadian dollars)
Transportation revenues	2,305	1,073	135	—	—	—	3,513
Storage and other revenues	31	69	48	—	—	—	148
Gas gathering and processing revenues	—	98	—	—	—	—	98
Gas distribution revenues	—	—	470	—	—	—	470
Electricity and transmission revenues	—	—	—	46	—	—	46
Total revenue from contracts with customers	2,336	1,240	653	46	—	—	4,275
Commodity sales	—	—	—	—	7,396	—	7,396
Other revenues[1,2]	(156)	23	(21)	82	(1)	—	(73)
Intersegment revenues	88	1	3	—	8	(100)	—
Total revenues	2,268	1,264	635	128	7,403	(100)	11,598

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Nine months ended September 30, 2020
(millions of Canadian dollars)
Transportation revenues	6,815	3,458	494	—	—	—	10,767
Storage and other revenues	72	209	154	—	—	—	435
Gas gathering and processing revenues	—	19	—	—	—	—	19
Gas distribution revenue	—	—	2,551	—	—	—	2,551
Electricity and transmission revenues	—	—	—	150	—	—	150
Total revenue from contracts with customers	6,887	3,686	3,199	150	—	—	13,922
Commodity sales	—	—	—	—	14,920	—	14,920
Other revenues[1,2]	(59)	35	(1)	279	1	(18)	237
Intersegment revenues	424	1	8	—	22	(455)	—
Total revenues	7,252	3,722	3,206	429	14,943	(473)	29,079

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Nine months ended September 30, 2019
(millions of Canadian dollars)
Transportation revenues	6,749	3,323	555	—	—	—	10,627
Storage and other revenues	83	168	154	—	—	—	405
Gas gathering and processing revenues	—	329	—	—	—	—	329
Gas distribution revenues	—	—	3,080	—	—	—	3,080
Electricity and transmission revenues	—	—	—	139	—	—	139
Commodity sales	—	3	—	—	—	—	3
Total revenue from contracts with customers	6,832	3,823	3,789	139	—	—	14,583
Commodity sales	—	—	—	—	22,441	—	22,441
Other revenues[1,2]	383	43	5	278	(2)	(14)	693
Intersegment revenues	280	4	9	—	55	(348)	—
Total revenues	7,495	3,870	3,803	417	22,494	(362)	37,717
1 Includes mark-to-market gains/(losses) from our hedging program for the three months ended September 30, 2020 and 2019 of $276 million gain and $236 million loss, respectively, and for the nine months ended September 30, 2020 and 2019 of $298 million loss and $148 million gain, respectively.
2 Includes revenues from lease contracts for the three months ended September 30, 2020 and 2019 of $144 million and $143 million, respectively, and for the nine months ended September 30, 2020 and 2019 of $459 million and $458 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment because these revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.
Contract Balances

	Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at December 31, 2019	2,099	216	1,424
Balance as at September 30, 2020	1,499	236	1,691

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three and nine months ended September 30, 2020 included in contract liabilities at the beginning of the period was $22 million and $129 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues during the three and nine months ended September 30, 2020 were $189 million and $369 million, respectively.
Performance Obligations
There were no material revenues recognized in the three and nine months ended September 30, 2020 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations
Total revenues from performance obligations expected to be fulfilled in future periods is $63.0 billion, of which $1.8 billion and $6.6 billion is expected to be recognized during the three months ending December 31, 2020 and the year ending December 31, 2021, respectively.

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
Recognition and Measurement of Revenues

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Three months ended September 30, 2020
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	15	—	—	15
Revenues from products and services transferred over time[1]	2,256	1,148	612	46	—	4,062
Total revenue from contracts with customers	2,256	1,148	627	46	—	4,077

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Three months ended September 30, 2019
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	17	—	—	17
Revenues from products and services transferred over time[1]	2,336	1,240	636	46	—	4,258
Total revenue from contracts with customers	2,336	1,240	653	46	—	4,275

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Nine months ended September 30, 2020
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	45	—	—	45
Revenues from products and services transferred over time[1]	6,887	3,686	3,154	150	—	13,877
Total revenue from contracts with customers	6,887	3,686	3,199	150	—	13,922

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Consolidated
Nine months ended September 30, 2019
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	3	51	—	—	54
Revenues from products and services transferred over time[1]	6,832	3,820	3,738	139	—	14,529
Total revenue from contracts with customers	6,832	3,823	3,789	139	—	14,583
1  Revenues from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2020
(millions of Canadian dollars)
Revenues	2,773	1,162	621	126	4,596	(168)	9,110
Commodity and gas distribution costs	(5)	—	(87)	—	(4,613)	179	(4,526)
Operating and administrative	(811)	(432)	(243)	(57)	(15)	4	(1,554)
Income/(loss) from equity investments	118	191	(13)	22	(3)	—	315
Impairment of equity investments	—	(615)	—	—	—	—	(615)
Other income	15	28	20	2	1	192	258
Earnings/(loss) before interest, income taxes, and depreciation and amortization	2,090	334	298	93	(34)	207	2,988
Depreciation and amortization							(935)
Interest expense							(718)
Income tax expense							(231)
Earnings							1,104
Capital expenditures[1]	442	642	339	11	1	22	1,457

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2019
(millions of Canadian dollars)
Revenues	2,268	1,264	635	128	7,403	(100)	11,598
Commodity and gas distribution costs	(12)	—	(132)	—	(7,287)	111	(7,320)
Operating and administrative	(815)	(550)	(267)	(55)	(19)	(35)	(1,741)
Impairment of long-lived assets	—	(105)	—	—	—	—	(105)
Income/(loss) from equity investments	205	135	(11)	5	—	(1)	333
Other income/(expense)	—	28	27	4	(6)	(15)	38
Earnings/(loss) before interest, income taxes, and depreciation and amortization	1,646	772	252	82	91	(40)	2,803
Depreciation and amortization							(844)
Interest expense							(644)
Income tax expense							(255)
Earnings							1,060
Capital expenditures[1]	442	436	247	2	—	32	1,159

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Nine months ended September 30, 2020
(millions of Canadian dollars)
Revenues	7,252	3,722	3,206	429	14,943	(473)	29,079
Commodity and gas distribution costs	(13)	—	(1,213)	—	(14,877)	451	(15,652)
Operating and administrative	(2,458)	(1,377)	(761)	(144)	(72)	(143)	(4,955)
Income/(loss) from equity investments	463	284	2	59	(3)	—	805
Impairment of equity investments	—	(2,351)	—	—	—	—	(2,351)
Other income/(expense)	36	(48)	51	32	(3)	(333)	(265)
Earnings/(loss) before interest, income taxes, and depreciation and amortization	5,280	230	1,285	376	(12)	(498)	6,661
Depreciation and amortization							(2,766)
Interest expense							(2,105)
Income tax expense							(273)
Earnings							1,517
Capital expenditures[1]	1,503	1,462	765	41	2	63	3,836

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Nine months ended September 30, 2019
(millions of Canadian dollars)
Revenues	7,495	3,870	3,803	417	22,494	(362)	37,717
Commodity and gas distribution costs	(25)	—	(1,740)	(2)	(22,125)	359	(23,533)
Operating and administrative	(2,392)	(1,626)	(829)	(137)	(53)	(24)	(5,061)
Impairment of long-lived assets	—	(105)	—	—	—	—	(105)
Income from equity investments	606	525	2	23	3	—	1,159
Other income/(expense)	26	69	68	(1)	(1)	342	503
Earnings before interest, income taxes, and depreciation and amortization	5,710	2,733	1,304	300	318	315	10,680
Depreciation and amortization							(2,526)
Interest expense							(1,966)
Income tax expense							(1,275)
Earnings							4,913
Capital expenditures[1]	1,984	1,254	643	18	2	71	3,972

1 Includes allowance for equity funds used during construction.

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

BASIC
Earnings per common share is calculated by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding has been reduced by our pro-rata weighted average interest in our own common shares of 5 million for the three and nine months ended September 30, 2020 and 6 million for the three and nine months ended September 30, 2019, resulting from our reciprocal investment in Noverco Inc. (Noverco).

DILUTED
The treasury stock method is used to determine the dilutive impact of stock options. This method assumes any proceeds from the exercise of stock options would be used to purchase common shares at the average market price during the period.

Weighted average shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(number of common shares in millions)
Weighted average shares outstanding	2,021	2,018	2,020	2,017
Effect of dilutive options	—	2	1	3
Diluted weighted average shares outstanding	2,021	2,020	2,021	2,020

For the three months ended September 30, 2020 and 2019, 34.1 million and 21.9 million, respectively, anti-dilutive stock options with a weighted average exercise price of $50.55 and $52.75, respectively, were excluded from the diluted earnings per common share calculation.

For the nine months ended September 30, 2020 and 2019, 28.5 million and 17.9 million, respectively, anti-dilutive stock options with a weighted average exercise price of $51.85 and $53.48, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On November 3, 2020, our Board of Directors declared the following quarterly dividends. All dividends are payable on December 1, 2020 to shareholders of record on November 13, 2020.

Dividend per share
Common Shares[1]	$0.81000
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.21340
Preference Shares, Series C2	$0.15975
Preference Shares, Series D	$0.27875
Preference Shares, Series F	$0.29306
Preference Shares, Series H	$0.27350
Preference Shares, Series J	US$0.30540
Preference Shares, Series L	US$0.30993
Preference Shares, Series N	$0.31788
Preference Shares, Series P	$0.27369
Preference Shares, Series R	$0.25456
Preference Shares, Series 1	US$0.37182
Preference Shares, Series 3	$0.23356
Preference Shares, Series 5	US$0.33596
Preference Shares, Series 7	$0.27806
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11[3]	$0.24613
Preference Shares, Series 13[4]	$0.19019
Preference Shares, Series 15[5]	$0.18644
Preference Shares, Series 17	$0.32188
Preference Shares, Series 19	$0.30625
1 The quarterly dividend per common share was increased 9.8% to $0.81 from $0.738, effective March 1, 2020.
2 The quarterly dividend per share paid on Series C was increased to $0.25458 from $0.25305 on March 1, 2020, was decreased to $0.16779 from $0.25458 on June 1, 2020 and was decreased to $0.15975 from $0.16779 on September 1, 2020, due to reset on a quarterly basis following the date of issuance of the Series C Preference Shares.
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
5 The quarterly dividend per share paid on Series 15 was decreased to $0.18644 from $0.275 on September 1, 2020, due to the reset of the annual dividend on September 1, 2020, and every five years thereafter.
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

Montana-Alberta Tie Line
In the fourth quarter of 2019, we committed to a plan to sell the Montana-Alberta Tie Line (MATL) transmission assets, a 345 kilometer transmission line from Great Falls, Montana to Lethbridge, Alberta. Its related assets were included in our Renewable Power Generation segment. The purchase and sale agreement was signed in January 2020. On May 1, 2020 we closed the sale of MATL for cash proceeds of approximately $189 million. After closing adjustments, a gain on disposal of $4 million was included in Other income/(expense) in the Consolidated Statements of Earnings for the nine months ended September 30, 2020.

Ozark Gas Transmission
In the first quarter of 2020, we agreed to sell our Ozark Gas Transmission and Ozark Gas Gathering assets (Ozark assets). The Ozark assets are composed of a 590 kilometer transmission system that extends from southeastern Oklahoma through Arkansas to southeastern Missouri, and a fee-based 330 mile gathering system that accesses Fayetteville Shale and Arkoma production. These assets were included in our Gas Transmission and Midstream segment.

On April 1, 2020 we closed the sale of the Ozark assets for cash proceeds of approximately $63 million (US$45 million). After closing adjustments, a gain on disposal of $1 million (US$1 million) was included in Other income/(expense) in the Consolidated Statements of Earnings for the nine months ended September 30, 2020.

7. DEBT
CREDIT FACILITIES
The following table provides details of our committed credit facilities as at September 30, 2020:

	Maturity	Total Facilities	Draws[1]	Available
(millions of Canadian dollars)
Enbridge Inc.	2021-2024	11,980	6,420	5,560
Enbridge (U.S.) Inc.	2022-2024	7,347	995	6,352
Enbridge Pipelines Inc.	2022[2]	3,000	1,938	1,062
Enbridge Gas Inc.	2022[2]	2,000	969	1,031
Total committed credit facilities		24,327	10,322	14,005

1Includes facility draws and commercial paper issuances that are back-stopped by credit facility.
2Maturity date is inclusive of the one-year term out option.

On February 24, 2020, Enbridge Inc. entered into a two year, non-revolving credit facility for US$1.0 billion with a syndicate of lenders.

On February 25, 2020, Enbridge Inc. entered into two, one year, non-revolving, bilateral credit facilities for a total of US$500 million.

On March 31, 2020, Enbridge Inc. entered into a one year, revolving, syndicated credit facility for $1.7 billion. On April 9, 2020, Enbridge Inc. exercised an accordion provision and increased the facility to $3.0 billion.

On July 23 and 24, 2020, we extended approximately $10.0 billion of our 364 day extendible credit facilities to July 2022, inclusive of a one-year term out provision.

In addition to the committed credit facilities noted above, we maintain $861 million of uncommitted demand credit facilities, of which $524 million were unutilized as at September 30, 2020. As at December 31, 2019, we had $916 million of uncommitted credit facilities, of which $476 million were unutilized.

Our credit facilities carry a weighted average standby fee of 0.3% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to the commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2021 to 2024.

As at September 30, 2020 and December 31, 2019, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $8.7 billion and $9.0 billion, respectively, were supported by the availability of long-term committed credit facilities and therefore have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES
During the nine months ended September 30, 2020, we completed the following long-term debt issuances totaling $2.5 billion and US$1.8 billion:

Company	Issue Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2020	Floating rate notes	US$750
	May 2020	3.20% medium-term notes	$750
	May 2020	2.44% medium-term notes	$550
	July 2020	Fixed-to-fixed subordinated term notes	US$1,000
Enbridge Gas Inc.
	April 2020	2.90% medium-term notes	$600
	April 2020	3.65% medium-term notes	$600

On October 1, 2020, Texas Eastern Transmission, LP (Texas Eastern), a wholly-owned operating subsidiary of Spectra Energy Partners, LP (SEP) issued US$300 million of 3.10% 20-year senior notes payable semi-annually in arrears and redeemed US$300 million of 4.13% senior notes due December 1, 2020. The newly issued notes mature on October 1, 2040.

LONG-TERM DEBT REPAYMENTS
During the nine months ended September 30, 2020, we completed the following long-term debt repayments totaling $1.2 billion and US$1.7 billion:

Company	Repayment Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2020	Floating rate notes	US$700
	March 2020	4.53% medium-term notes	$500
	June 2020	Floating rate notes	US$500
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2020	3.98% senior notes	US$26
Enbridge Pipelines Inc.
	April 2020	4.45% medium-term notes	$350
Enbridge Southern Lights LP
	June 2020	4.01% senior notes	$7
Spectra Energy Partners, LP
	January 2020	6.09% senior secured notes	US$111
	June 2020	Floating rate notes	US$400
Westcoast Energy Inc.
	January 2020	9.90% debentures	$100
	July 2020	4.57% medium-term notes	$250

SUBORDINATED TERM NOTES
As at September 30, 2020 and December 31, 2019, our fixed-to-floating and fixed-to-fixed subordinated term notes had a principal value of $8.0 billion and $6.6 billion, respectively.

FAIR VALUE ADJUSTMENT
As at September 30, 2020, the net fair value adjustment for total debt assumed in the acquisition of Spectra Energy was $783 million. During the three and nine months ended September 30, 2020, the amortization of the fair value adjustment, recorded as a reduction to Interest expense in the Consolidated Statements of Earnings, was $13 million and $42 million, respectively.

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2020, we were in compliance with all debt covenants.

8. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (AOCI) attributable to our common shareholders for the nine months ended September 30, 2020 and 2019 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2020	(1,073)	—	(317)	1,396	67	(345)	(272)
Other comprehensive income/(loss) retained in AOCI	(696)	7	(228)	1,760	8	—	851
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	179	—	—	—	—	—	179
Commodity contracts[2]	(1)	—	—	—	—	—	(1)
Foreign exchange contracts[3]	3	—	—	—	—	—	3
Other contracts[4]	(1)	—	—	—	—	—	(1)
Amortization of pension and other postretirement benefits (OPEB) actuarial loss and prior service costs[5]	—	—	—	—	—	13	13
	(516)	7	(228)	1,760	8	13	1,044
Tax impact
Income tax on amounts retained in AOCI	167	—	7	—	(2)	—	172
Income tax on amounts reclassified to earnings	(42)	—	—	—	—	(3)	(45)
	125	—	7	—	(2)	(3)	127
Balance as at September 30, 2020	(1,464)	7	(538)	3,156	73	(335)	899

	Cash Flow Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2019	(770)	(598)	4,323	34	(317)	2,672
Other comprehensive income/(loss) retained in AOCI	(845)	167	(1,831)	26	—	(2,483)
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	108	—	—	—	—	108
Foreign exchange contracts[3]	4	—	—	—	—	4
Other contracts[4]	(4)	—	—	—	—	(4)
Amortization of pension and OPEB actuarial loss and prior service costs[5]	—	—	—	—	59	59
	(737)	167	(1,831)	26	59	(2,316)
Tax impact
Income tax on amounts retained in AOCI	254	(20)	—	(7)	—	227
Income tax on amounts reclassified to earnings	(34)	—	—	—	(15)	(49)
	220	(20)	—	(7)	(15)	178
Other	—	—	—	(7)	55	48
Balance as at September 30, 2019	(1,287)	(451)	2,492	46	(218)	582

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

9. IMPAIRMENT OF EQUITY INVESTMENTS

Steckman Ridge, LP
Steckman Ridge, LP (Steckman) is engaged in the storage of natural gas, is owned 50% by Enbridge, and is recorded as an equity method investment. During the quarter, Steckman’s forecasted performance was adjusted for the expectation that future available capacity will be re-contracted at lower than expected rates and an other than temporary impairment loss on our investment of $221 million for the three and nine months ended September 30, 2020 was recorded based on a discounted cash flow analysis. The carrying value of this investment as at September 30, 2020 and December 31, 2019 was $96 million and $222 million, respectively.

Southeast Supply Header, L.L.C.
Southeast Supply Header, L.L.C. (SESH) provides natural gas transmission services from east Texas and northern Louisiana to the southeast markets of the Gulf Coast. SESH is owned 50% by Enbridge and is recorded as an equity method investment. The forecasted performance of SESH was revised this quarter to reflect downward revisions to future negotiated rates as well as higher than expected available capacity levels, caused primarily by a significant contract expiry. An other than temporary impairment loss on our investment of $394 million for the three and nine months ended September 30, 2020 was recorded based on a discounted cash flow analysis. The carrying value of this investment as at September 30, 2020 and December 31, 2019 was $87 million and $484 million, respectively.

DCP Midstream, LLC
DCP Midstream, LLC (DCP Midstream), a 50% owned equity method investment of Enbridge, holds an equity interest in DCP Midstream, LP. A decline in the market price of DCP Midstream, LP’s publicly traded units during the first quarter of 2020 resulted in an other than temporary impairment loss on our investment in DCP Midstream of nil and $1.7 billion for the three and nine months ended September 30, 2020, respectively. In addition, we incurred losses of $324 million through our equity earnings pick up in relation to asset and goodwill impairment losses recorded by DCP Midstream, LP. The carrying value of our investment in DCP Midstream as at September 30, 2020 and December 31, 2019 was $340 million and $2.2 billion, respectively.

Our investments in Steckman, SESH, and DCP Midstream form part of our Gas Transmission and Midstream segment. The impairment losses were recorded within Impairment of Equity Investments in the Consolidated Statements of Earnings.

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

We are exposed to changes in the fair value of fixed rate debt that arise as a result of the changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in the fair value of fixed rate debt via execution of fixed to floating interest rate swaps. As at September 30, 2020, we do not have any pay floating-receive fixed interest rate swaps outstanding.

Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. We have established a program within some of our subsidiaries to mitigate our exposure to long-term interest rate variability on select forecast term debt issuances via execution of floating to fixed interest rate swaps with an average swap rate of 2.3%.

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

September 30, 2020	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Net Investment Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented		Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	4	52	56		(23)	33
Commodity contracts	1	—	—	158	159		(82)	77
	1	—	4	210	215	[1]	(105)	110
Deferred amounts and other assets
Foreign exchange contracts	19	—	23	184	226		(111)	115
Interest rate contracts	8	—	—	—	8		(3)	5
Commodity contracts	2	—	—	64	66		(29)	37
	29	—	23	248	300		(143)	157
Accounts payable and other
Foreign exchange contracts	(5)	—	(2)	(376)	(383)		23	(360)
Interest rate contracts	(167)	—	—	(5)	(172)		—	(172)
Commodity contracts	—	—	—	(160)	(160)		82	(78)
Other contracts	—	—	—	(2)	(2)		—	(2)
	(172)	—	(2)	(543)	(717)	[2]	105	(612)
Other long-term liabilities
Foreign exchange contracts	—	—	—	(1,140)	(1,140)		111	(1,029)
Interest rate contracts	(566)	—	—	(23)	(589)		3	(586)
Commodity contracts	—	—	—	(80)	(80)		29	(51)
Other contracts	(4)	—	—	(5)	(9)		—	(9)
	(570)	—	—	(1,248)	(1,818)		143	(1,675)
Total net derivative assets/(liabilities)
Foreign exchange contracts	14	—	25	(1,280)	(1,241)		—	(1,241)
Interest rate contracts	(725)	—	—	(28)	(753)		—	(753)
Commodity contracts	3	—	—	(18)	(15)		—	(15)
Other contracts	(4)	—	—	(7)	(11)		—	(11)
	(712)	—	25	(1,333)	(2,020)		—	(2,020)
1As at September 30, 2020, $215 million was reported within Accounts receivable and other and nil within Accounts receivable from affiliates on the Consolidated Statements of Financial Position.
2As at September 30, 2020, $716 million was reported within Accounts payable and other and $1 million within Accounts payable to affiliates on the Consolidated Statements of Financial Position.

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
1As at December 31, 2019, $327 million was reported within Accounts receivable and other and $1 million within Accounts receivable from affiliates on the Consolidated Statements of Financial Position.
2As at December 31, 2019, $920 million was reported within Accounts payable and other and $16 million within Accounts payable to affiliates on the Consolidated Statements of Financial Position.

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments.

September 30, 2020	2020	2021	2022	2023	2024	Thereafter		Total
Foreign exchange contracts - United States dollar forwards - purchase (millions of United States dollars)	1,117	500	1,750	—	—	—		3,367
Foreign exchange contracts - United States dollar forwards - sell (millions of United States dollars)	1,593	5,631	5,703	3,784	1,856	—		18,567
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	70	27	28	29	30	90		274
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	23	94	94	92	91	514		908
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	—	—	72,500	—	—	—		72,500
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	1,265	4,129	407	48	35	121		6,005
Interest rate contracts - long-term debt pay fixed rate (millions of Canadian dollars)	508	1,584	2,035	1,368	—	—		5,495
Equity contracts (millions of Canadian dollars)	19	44	7	11	—	—		81
Commodity contracts - natural gas (billions of cubic feet)[3]	25	60	31	18	10	10		154
Commodity contracts - crude oil (millions of barrels)[3]	4	12	1	—	—	—		17
Commodity contracts - power (megawatt per hour) (MW/H)	65	(3)	(43)	(43)	(43)	(43)	[1]	(30)	[2]
1    Thereafter includes an average net purchase/(sale) of power of (43) MW/H for 2025.
2    Total is an average net purchase/(sale) of power.
3 Total is a net purchase/(sale) of underlying commodity.

Fair Value Derivatives
For foreign exchange derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is included in Net foreign currency gain/(loss) in the Consolidated Statements of Earnings. Any excluded components are included in the Consolidated Statements of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	(60)	—	25	—
Unrealized gain/(loss) on hedged item	59	—	(6)	—
Realized loss on derivative	—	—	(12)	—

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges, fair value hedges and net investment hedges on our consolidated earnings and consolidated comprehensive income, before the effect of income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Foreign exchange contracts	—	2	6	(11)
Interest rate contracts	41	(231)	(709)	(812)
Commodity contracts	(1)	(1)	8	(22)
Other contracts	—	1	(6)	6
Fair value hedges
Foreign exchange contracts	(1)	—	7	—
Net investment hedges
Foreign exchange contracts	17	(1)	13	1
	56	(230)	(681)	(838)
Amount of (gain)/loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	1	2	3	4
Interest rate contracts[2]	76	36	179	108
Commodity contracts	(1)	—	(1)	—
Other contracts[3]	(1)	(1)	(1)	(4)
	75	37	180	108
1    Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
2    Reported within Interest expense in the Consolidated Statements of Earnings.
3    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a loss of $99 million of AOCI related to unrealized cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is 39 months as at September 30, 2020.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Foreign exchange contracts[1]	571	(179)	(186)	849
Interest rate contracts[2]	(13)	—	(28)	178
Commodity contracts[3]	69	73	25	(26)
Other contracts[4]	(3)	(1)	(11)	4
Total unrealized derivative fair value gain/(loss), net	624	(107)	(200)	1,005
1    For the respective nine months ended periods, reported within Transportation and other services revenues (2020 - $87 million loss; 2019 - $366 million gain) and Net foreign currency gain/(loss) (2020 - $99 million loss; 2019 - $483 million gain) in the Consolidated Statements of Earnings.
2    Reported as an (increase)/decrease within Interest expense in the Consolidated Statements of Earnings.
3    For the respective nine months ended periods, reported within Transportation and other services revenues (2020 - $8 million gain; 2019 - $15 million loss), Commodity sales (2020 - $176 million loss; 2019 - $418 million loss), Commodity costs (2020 - $195 million gain; 2019 - $382 million gain) and Operating and administrative expense (2020 - $2 million loss; 2019 - $25 million gain) in the Consolidated Statements of Earnings.
4    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. We also maintain current shelf prospectuses with securities regulators which enables ready access to either the Canadian or United States public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We are in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at September 30, 2020. As a result, all credit facilities are available to us and the banks are obligated to fund and have been funding us under the terms of the facilities.

CREDIT RISK

Entering into derivative instruments may result in exposure to credit risk from the possibility that a counterparty will default on its contractual obligations. In order to mitigate this risk, we enter into risk management transactions primarily with institutions that possess strong investment grade credit ratings. Credit risk relating to derivative counterparties is mitigated through maintenance and monitoring of credit exposure limits and contractual requirements, netting arrangements and ongoing monitoring of counterparty credit exposure using external credit rating services and other analytical tools.

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	September 30, 2020	December 31, 2019
(millions of Canadian dollars)
Canadian financial institutions	190	146
United States financial institutions	79	40
European financial institutions	25	3
Asian financial institutions	91	92
Other[1]	114	113
	499	394

1    Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at September 30, 2020, we provided letters of credit totaling nil in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant International Swaps and Derivatives Association agreements. We held no cash collateral on derivative asset exposures as at September 30, 2020 and December 31, 2019.

Gross derivative balances have been presented without the effects of collateral posted. Derivative assets are adjusted for non-performance risk of our counterparties using their credit default swap spread rates, and are reflected at fair value. For derivative liabilities, our non-performance risk is considered in the valuation.

Credit risk also arises from trade and other long-term receivables, and is mitigated through credit exposure limits and contractual requirements, assessment of credit ratings and netting arrangements. Within Enbridge Gas Inc. (Enbridge Gas), credit risk is mitigated by the utilities' large and diversified customer base and the ability to recover an estimate for doubtful accounts through the ratemaking process. We actively monitor the financial strength of large industrial customers, and in select cases, have obtained additional security to minimize the risk of default on receivables. Generally, we classify and provide for receivables older than 30 days as past due. The maximum exposure to credit risk related to non-derivative financial assets is their carrying value.

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

We use the most observable inputs available to estimate the fair value of our derivatives. When possible, we estimate the fair value of our derivatives based on quoted market prices. If quoted market prices are not available, we use estimates from third party brokers. For non-exchange traded derivatives classified in Levels 2 and 3, we use standard valuation techniques to calculate the estimated fair value, including discounted cash flows for forwards and swaps. Depending on the type of derivative and nature of the underlying risk, we use observable market prices (interest, foreign exchange, commodity and share price) as primary inputs to these valuation techniques. Finally, we consider our own credit default swap spread as well as the credit default swap spreads associated with our counterparties in our estimation of fair value.

We have categorized our derivative assets and liabilities measured at fair value as follows:

September 30, 2020	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	56	—	56
Commodity contracts	16	47	96	159
	16	103	96	215
Long-term derivative assets
Foreign exchange contracts	—	226	—	226
Interest rate contracts	—	8	—	8
Commodity contracts	13	47	6	66
	13	281	6	300
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(383)	—	(383)
Interest rate contracts	—	(172)	—	(172)
Commodity contracts	(16)	(28)	(116)	(160)
Other contracts	—	(2)	—	(2)
	(16)	(585)	(116)	(717)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,140)	—	(1,140)
Interest rate contracts	—	(589)	—	(589)
Commodity contracts	(11)	(19)	(50)	(80)
Other contracts	—	(9)	—	(9)
	(11)	(1,757)	(50)	(1,818)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(1,241)	—	(1,241)
Interest rate contracts	—	(753)	—	(753)
Commodity contracts	2	47	(64)	(15)
Other contracts	—	(11)	—	(11)
	2	(1,958)	(64)	(2,020)

December 31, 2019	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	161	—	161
Interest rate contracts	—	33	130	163
Commodity contracts	—	4	—	4
	—	198	130	328
Long-term derivative assets
Foreign exchange contracts	—	81	—	81
Commodity contracts	—	12	5	17
Other contracts	—	3	—	3
	—	96	5	101
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(410)	—	(410)
Interest rate contracts	—	(353)	—	(353)
Commodity contracts	(5)	(23)	(145)	(173)
	(5)	(786)	(145)	(936)
Long-term derivative liabilities
Foreign exchange contracts	—	(934)	—	(934)
Interest rate contracts	—	(181)	—	(181)
Commodity contracts	—	(6)	(59)	(65)
	—	(1,121)	(59)	(1,180)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(1,102)	—	(1,102)
Interest rate contracts	—	(534)	—	(534)
Commodity contracts	(5)	16	(69)	(58)
Other contracts	—	7	—	7
	(5)	(1,613)	(69)	(1,687)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

September 30, 2020	Fair Value	Unobservable Input	Minimum Price	Maximum Price	Weighted Average Price	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	(5)	Forward gas price	2.00	5.51	3.53	$/mmbtu[2]
Crude	13	Forward crude price	24.11	54.70	39.72	$/barrel
Power	(49)	Forward power price	21.76	65.93	53.79	$/MW/H
Commodity contracts - physical[1]
Natural gas	4	Forward gas price	1.04	6.77	3.52	$/mmbtu[2]
Crude	(29)	Forward crude price	35.01	57.60	42.50	$/barrel
NGL	2	Forward NGL price	0.26	1.32	0.61	$/gallon
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

Changes in net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Nine months ended September 30,
	2020	2019
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(69)	(11)
Total gain/(loss) unrealized
Included in earnings[1]	(40)	67
Included in OCI	7	(22)
Settlements	38	(98)
Level 3 net derivative liability at end of period	(64)	(64)
1    Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at September 30, 2020 or December 31, 2019.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $56 million and $99 million as at September 30, 2020 and December 31, 2019, respectively.

Two equity method investments, SESH and Steckman, are carried at their estimated fair values of $87 million and $96 million, respectively, at September 30, 2020 as a result of other than temporary impairment losses recorded during the current period (Note 9). The fair values are determined based on a discounted cash flow model using inputs not observable in the market, and thus represent Level 3 measurements. We applied an 8% weighted average cost of capital and a long-term revenue growth rate of 0.5% to estimate the fair value of SESH, and a 9% weighted average cost of capital and a long-term revenue growth rate of 1% to estimate the fair value of Steckman.

We have Restricted long-term investments held in trust totaling $527 million and $434 million as at September 30, 2020 and December 31, 2019, respectively, which are recognized at fair value.

We have a held-to-maturity preferred share investment carried at its amortized cost of $566 million and $580 million as at September 30, 2020 and December 31, 2019, respectively. These preferred shares are entitled to a cumulative preferred dividend based on the yield of 10-year Government of Canada bonds plus a margin of 4.38%. The fair value of this preferred share investment is $566 million and $580 million as at September 30, 2020 and December 31, 2019, respectively.

As at September 30, 2020 and December 31, 2019, our long-term debt had a carrying value of $66.9 billion and $64.4 billion, respectively, before debt issuance costs and a fair value of $74.1 billion and $70.5 billion, respectively.

We have non-current notes receivable carried at book value and recorded in Deferred amounts and other assets in the Consolidated Statements of Financial Position. As at September 30, 2020 and December 31, 2019, the non-current notes receivable had a carrying value of $1.1 billion and $1.0 billion, respectively, which also approximates their fair value.

The fair value of financial assets and liabilities other than derivative instruments, long-term investments, restricted long-term investments, long-term debt and non-current notes receivable described above approximate their carrying value due to the short period to maturity.

NET INVESTMENT HEDGES
We currently have designated a portion of our United States dollar denominated debt, as well as a portfolio of foreign exchange forward contracts in prior periods, as a hedge of our net investment in United States dollar denominated investments and subsidiaries.

During the nine months ended September 30, 2020 and 2019, we recognized an unrealized foreign exchange loss of $226 million and a gain of $166 million, respectively, on the translation of United States dollar denominated debt and unrealized gain of $13 million and a gain of $1 million, respectively, on the change in fair value of our outstanding foreign exchange forward contracts in OCI. During the nine months ended September 30, 2020 and 2019, we recognized realized losses of $15 million and nil, respectively, in OCI associated with the settlement of foreign exchange forward contracts and recognized realized losses of nil, in OCI associated with the settlement of United States dollar denominated debt that had matured during the period.

11. INCOME TAXES

The effective income tax rates for the three months ended September 30, 2020 and 2019 were 17.3% and 19.4%, respectively and for the nine months ended September 30, 2020 and 2019 were 15.3% and 20.6%, respectively.

The period-over-period change in the effective income tax rates is due to the effect of rate-regulated accounting for income taxes and the benefit of foreign rate differentials being partially offset by higher United States minimum tax relative to the change in earnings period-over-period.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Service cost	50	50	150	152
Interest cost	44	51	131	152
Expected return on plan assets	(90)	(84)	(270)	(252)
Amortization of actuarial loss and prior service costs	9	7	28	22
Net periodic benefit costs	13	24	39	74

During the nine months ended September 30, 2020, we incurred $236 million in severance costs related to our voluntary workforce reduction program. Severance costs are included in Operating and administrative expense in the Consolidated Statements of Earnings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in Part 1. Item 1. Financial Statements of this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2019.

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

RECENT DEVELOPMENTS

COVID-19 PANDEMIC, REDUCED CRUDE OIL DEMAND AND COMMODITY PRICES

The COVID-19 pandemic and the emergency response measures enacted by governments in Canada, the United States and around the world, have caused material disruption to many businesses resulting in a severe slow down in Canadian, United States and global economies, leading to increased volatility in financial markets worldwide and demand reduction for certain commodities. While various global producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+), reached agreements to cut crude oil production in the second and third quarters of 2020, downward pressure on commodity prices continues and could continue for the foreseeable future, particularly given concerns over crude oil inventories. As a result, prices of crude oil, natural gas, natural gas liquids and other commodities whose prices are highly correlated to crude oil have decreased and remain volatile.

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

With respect to the safe operation of our facilities, we continue to employ all safety processes and procedures in the normal course. Our business continuity plans are designed to enable us to manage operational developments related to COVID-19 as they unfold. We provide an essential service across North America. Our customers, and the communities where we operate, depend on us to safely and reliably provide the energy they need to heat their homes and fuel their lives.

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

The COVID-19 pandemic, reduced crude oil demand and reduced commodity prices present potential new or elevated risks to our business. In late March, we began to see impacts both on the supply of, and demand for, crude oil and other liquid hydrocarbons transported on our pipelines. Several shippers on our crude oil pipelines responded to significantly lower demand caused by the COVID-19 pandemic, declining storage availability and refinery utilization, and commodity price declines by reducing volumes beginning in the second quarter of 2020. In the third quarter of 2020, Mainline System volumes began to modestly recover with an increase of approximately 115 thousand barrels per day (kbpd) when compared with the previous quarter. Over the balance of 2020, we anticipate a continued but gradual recovery in demand as economic activity resumes in North America. This view is supported by our expectation that the refineries operating in our core Mainline System markets (i.e. the United States Midwest, Eastern Canada and the United States Gulf Coast) will continue to experience higher utilization rates given their scale, complexity and cost competitiveness. We continue to expect that Mainline System volumes will be under utilized by 100-300 kbpd in the fourth quarter of 2020 and will return to full utilization in 2021. For every 100 kbpd increase or decrease in volumes on our Mainline System, our revenues, net of power savings, are expected to increase or decline by approximately $35 million per quarter.

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

In addition, these circumstances have led to the deterioration of the credit profiles of some of our customers and suppliers. There have been no material defaults by customers or suppliers to date, however, we will continue to monitor this risk and take credit risk mitigating actions as appropriate.

The situation around the COVID-19 pandemic, reduced crude oil demand and reduced commodity prices is evolving and our assessment of risks is included in Part II. Item 1A. Risk Factors.

While the length and depth of the current energy demand reduction and its impact is challenging to estimate at this time, we have completed several actions to further strengthen our resiliency and position for the future, while assuring that the safety and reliability of our operations remains our first priority. We have taken actions to reduce operating costs by approximately $300 million in 2020, including reductions to employee and Board of Director compensation, a voluntary workforce reduction program, as well as supply chain savings. We have also executed $0.4 billion of asset sales and increased our available liquidity to over $14 billion. We are experiencing a natural slowing of 2020 capital spending in light of COVID-19 and the health and safety measures put into place by federal and regional governments. In addition, we believe that the following factors further demonstrate the resiliency of our low-risk business model:
•Our assets are highly contracted and commercially underpinned by long-term take-or-pay and cost-of-service agreements;
•Approximately 95 percent of our revenues in the first nine months of 2020 were from investment grade customers or non-investment grade customers who have provided credit enhancements;
•The acquisition of Spectra Energy in 2017 provided us with greater diversification into natural gas with embedded low risk commercial structures. We currently have approximately 40 different sources of cash flows by geography and by different customer groups;

•A strong financial position with over $14 billion of net available liquidity which gives us the capacity to fund all of our capital projects and any debt maturities through 2021 without accessing the capital markets; and
•We limit the maximum cash flow loss that could arise from direct market price risks through a comprehensive long-term economic hedging program.

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

MAINLINE SYSTEM CONTRACTING

On December 19, 2019, we submitted an application to the Canada Energy Regulator (CER) to implement contracting on our Mainline System. The application for contracted and uncommitted service included the associated terms, conditions and tolls of each service, which would be offered in an open season following approval by the CER.

On February 24, 2020, the CER issued a Notice of Public Hearing which outlined the process for participation in the hearing and identified a list of issues for discussion in the proceeding. In March 2020, letters were filed with the CER by a group of potential intervenors that requested the CER delay setting hearing dates associated with our Mainline System contract filing. Subsequently, the CER issued a letter requesting comments on the potential delay of proceedings.

We filed our response with the CER on May 1, 2020, and on May 19, 2020, the CER announced that the regulatory process for our proposal to offer contracted transportation service on our Mainline System will proceed in a single phase hearing process that balances the need to address COVID-19 pandemic related challenges and the CER's mandate to adjudicate in an appropriately expeditious manner.

We are currently in the midst of the regulatory process and expect an oral hearing to occur sometime after April 2021, but a hearing date has not yet been set. If a replacement agreement is not in place by June 30, 2021, the Competitive Tolling Settlement provides for tolls to continue on an interim basis.

GAS TRANSMISSION AND MIDSTREAM RATE PROCEEDINGS

Texas Eastern
On February 25, 2020, Texas Eastern received approval from the Federal Energy Regulatory Commission (FERC) of its uncontested rate case settlement with customers. In the first quarter of 2020, Texas Eastern recognized revenues from the settled rates retroactive to June 1, 2019, and put the settled rates into effect on April 1, 2020.

Algonquin
On July 2, 2020, Algonquin Gas Transmission, LLC (Algonquin) received approval from the FERC of its uncontested rate case settlement with customers. In the third quarter of 2020, Algonquin recognized revenues from the settled rates retroactive to June 1, 2020, and put the settled rates into effect on September 1, 2020.

BC Pipeline
In July 2020, the 2020-2021 rate settlement agreement with Westcoast Energy Inc.’s (Westcoast) BC Pipeline shippers was approved by the CER. Following approval of the settlement, Westcoast applied and received approval from the CER on August 12, 2020 for the interim tolls to be made final, including the interim tolls from January 1, 2020 to March 31, 2020 as well as the revised interim tolls in effect as of April 1, 2020.

East Tennessee, Maritimes & Northeast and Alliance Pipeline
East Tennessee Natural Gas, LLC and the United States portions of both the Alliance Pipeline and the Maritimes & Northeast Pipeline filed rate cases in the second quarter of 2020 and customer settlement discussions commenced in the fourth quarter of 2020.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

2020 Rate Application
Enbridge Gas's rate applications are filed in two phases. As part of an Ontario Energy Board (OEB) Decision and Order issued in December 2019, Phase 1 of the application for 2020 rates, exclusive of funding for 2020 discrete incremental capital investments requested through the incremental capital module (ICM) mechanism, was approved effective January 1, 2020. Through a subsequent OEB Rate Order issued on June 11, 2020, Phase 2 of the application for 2020 rates, inclusive of requested 2020 ICM amounts, was approved effective October 1, 2020, and interim rates in effect from January 1, 2020 through September 30, 2020 were made final. The 2020 rate application, which represented the second year of a five-year term, was filed in accordance with the parameters of Enbridge Gas's OEB approved Price Cap Incentive Regulation (IR) rate setting mechanism.

2021 Rate Application
On June 30, 2020, Enbridge Gas filed Phase 1 of an application with the OEB for the setting of rates for 2021. The 2021 rate application was filed in accordance with the parameters of Enbridge Gas's OEB approved Price Cap IR rate setting mechanism and represents the third year of a five-year term. On October 6, 2020, Enbridge Gas filed a Phase 1 Settlement Proposal and draft Interim Rate Orders with the OEB. A decision on Phase 1 of Enbridge Gas's application is anticipated in the fourth quarter of 2020. Phase 2 of the application addressing 2021 ICM funding requirements was filed on October 15, 2020.

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

In February 2020, we closed three new non-revolving credit facilities totaling US$1.5 billion and on March 31, 2020, we established a new syndicated one-year revolving credit facility in the amount of $1.7 billion. On April 9, 2020, we increased the amount of our new revolving facility by an additional $1.3 billion, bringing the total amount to $3.0 billion, significantly enhancing our available liquidity.

In July 2020, we extended approximately $10.0 billion of our 364 day extendible credit facilities to July 2022, inclusive of a one-year term out provision.

On October 1, 2020, we completed a private placement of US$300 million 20-year senior notes for Texas Eastern and early redeemed US$300 million senior notes originally due December 2020.

These financing activities, in combination with the asset monetization activities noted below, provide significant liquidity and will enable us to fund our current portfolio of capital projects without requiring access to the capital markets through 2021 if market access is restricted or pricing is unattractive. Refer to Liquidity and Capital Resources.

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

FÉCAMP OFFSHORE WIND PROJECT CONSTRUCTION

On June 2, 2020, we announced the start of construction of the Fécamp Offshore Wind Project as well as the finalization of project financing agreements. Our second offshore wind project in France, this project will be comprised of 71 wind turbines that are expected to generate approximately 500-MW. Refer to Growth Projects - Commercially Secured Projects - Renewable Power Generation.

SOLAR SELF-POWER PROJECTS

Lambertville Compressor Station
In October 2020, we announced the completion of project development and construction of the first solar power plant in the United States designed to directly help power an interstate natural gas pipeline compressor station. The 2.25-MW solar project, located in West Amwell Township, New Jersey, will provide solar energy to the Texas Eastern Lambertville compressor station.

Alberta Solar One
In October 2020, we announced the start of construction on our first solar generation facility in Alberta. The 10.5-MW solar project, located near Burdett, Alberta, will supply a portion of our Canadian Mainline power requirements with solar energy. The project is expected to achieve commercial operations in the first quarter of 2021.

TEXAS EASTERN PIPELINE RETURN-TO-SERVICE

On May 4, 2020, a rupture occurred on Line 10, a 30-inch natural gas pipeline that makes up part of the Texas Eastern natural gas pipeline system in Fleming County, Kentucky. There were no reported injuries or damaged structures as a result of the rupture. We have lifted pressure restrictions on the Texas Eastern system related to eastbound service in time for the winter heating season after executing planned integrity work. We continue to prioritize the execution of our Gas Transmission integrity program and plan to have southbound service returned to operation within the next month. The Texas Eastern natural gas pipeline system extends approximately 1,700 miles from the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization
Liquids Pipelines	2,090	1,646	5,280	5,710
Gas Transmission and Midstream	334	772	230	2,733
Gas Distribution and Storage	298	252	1,285	1,304
Renewable Power Generation	93	82	376	300
Energy Services	(34)	91	(12)	318
Eliminations and Other	207	(40)	(498)	315
Earnings before interest, income taxes and depreciation and amortization	2,988	2,803	6,661	10,680
Depreciation and amortization	(935)	(844)	(2,766)	(2,526)
Interest expense	(718)	(644)	(2,105)	(1,966)
Income tax expense	(231)	(255)	(273)	(1,275)
Earnings attributable to noncontrolling interests	(20)	(15)	(25)	(50)
Preference share dividends	(94)	(96)	(284)	(287)
Earnings attributable to common shareholders	990	949	1,208	4,576
Earnings per common share attributable to common shareholders	0.49	0.47	0.60	2.27
Diluted earnings per common share attributable to common shareholders	0.49	0.47	0.60	2.27

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended September 30, 2020, compared with the three months ended September 30, 2019

Earnings attributable to common shareholders were positively impacted by $204 million due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:
•a non-cash, unrealized derivative fair value gain of $569 million ($427 million after-tax) in 2020, compared with a loss of $170 million ($130 million after-tax) in 2019, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•the absence in 2020 of a loss of $62 million ($47 million after-tax) in 2019 related to asset write-down and goodwill impairment losses within our equity investee, DCP Midstream; and
•the absence in 2020 of a loss of $105 million ($79 million after-tax) in 2019 resulting from the write-off of project costs related to the Access Northeast Pipeline project.

The factors above were partially offset by a combined loss of $615 million ($452 million after-tax) in 2020 resulting from impairments to the carrying value of our equity method investments in SESH and Steckman, refer to Part 1. Item 1. Financial Statements - Note 9. Impairment of Equity Investments.

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

After taking into consideration the factors above, the remaining $163 million decrease in earnings attributable to common shareholders is primarily explained by the following significant business factors:
•decreased earnings from our Energy Services segment due to the significant compression of location and quality differentials in certain markets and fewer opportunities to achieve profitable transportation margins on facilities in which Energy Services holds capacity obligations;
•decreased earnings from our Liquids Pipelines segment due to lower volume demand resulting from the COVID-19 pandemic impact on supply and demand for crude oil and related products;
•the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019; and
•higher depreciation and amortization expense as a result of new assets placed into service throughout 2019 and the first half of 2020, primarily the Canadian Line 3 Replacement (L3R) Program.

The business factors above were partially offset by the following positive factors:
•stronger contributions from our Liquids Pipelines segment due to a higher International Joint Tariff (IJT) Benchmark Toll;
•increased earnings from our Gas Distribution and Storage segment due to higher distribution charges resulting from increases in rates and customer base;
•increased earnings from our Gas Transmission and Midstream segment due to increased rates on Texas Eastern and Algonquin resulting from 2020 rate settlements;
•increased earnings from new Liquids Pipelines, Gas Transmission and Midstream, and Renewable Power Generation assets that were placed into service throughout 2019 and the first half of 2020; and
•lower operating and administrative costs in 2020 as a result of cost containment actions.

Nine months ended September 30, 2020, compared with the nine months ended September 30, 2019

Earnings attributable to common shareholders were negatively impacted by $3.0 billion due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:
•a combined loss of $2.1 billion ($1.6 billion after-tax) related to our equity method investment in DCP Midstream due to a loss of $1.7 billion ($1.3 billion after-tax) resulting from an impairment to the carrying value of our investment and a loss of $324 million ($244 million after-tax) in 2020, compared with $62 million ($47 million after-tax) in 2019 resulting from further asset and goodwill impairment losses, refer to Part I. Item 1. Financial Statements - Note 9. Impairment of Equity Investments;
•a combined loss of $615 million ($452 million after-tax) in 2020 resulting from impairments to the carrying value of our equity method investments in SESH and Steckman, refer to Part I. Item 1. Financial Statements - Note 9. Impairment of Equity Investments;
•a non-cash, unrealized derivative fair value loss of $201 million ($151 million after-tax) in 2020, compared with a gain of $854 million ($626 million after-tax) in 2019, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•a loss of $159 million ($119 million after-tax) in 2020 resulting from the February 2020 Texas Eastern rate settlement that re-established the Excess Accumulated Deferred Income Tax (EDIT) regulated liability that was previously eliminated in December 2018; and
•employee severance, transition and transformation costs of $318 million ($240 million after-tax) in 2020 compared with $88 million ($78 million after-tax) in 2019 primarily related to our voluntary workforce reduction program offered in the second quarter of 2020.

The factors above were partially offset in 2020 by the absence of the loss of $105 million ($79 million after-tax) that was incurred in 2019 resulting from the write-off of project costs related to the Access Northeast Pipeline project.

After taking into consideration the factors above, the remaining $351 million decrease in earnings attributable to common shareholders is primarily explained by the following significant business factors:
•decreased earnings from our Energy Services segment due to the significant compression of location and quality differentials in certain markets and fewer opportunities to achieve profitable transportation margins on facilities where we hold capacity obligations;
•decreased earnings from our Gas Distribution and Storage segment due to warmer weather experienced in our franchise areas;
•the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019; and
•higher depreciation and amortization expense as a result of new assets placed into service throughout 2019 and the first half of 2020, primarily the Canadian L3R Program.

The business factors above were partially offset by the following positive factors:
•stronger contributions from our Liquids Pipelines segment due to a higher IJT Benchmark Toll;
•increased earnings from our Gas Transmission and Midstream segment due to increased rates on Texas Eastern and Algonquin resulting from 2020 rate settlements;
•increased earnings from new Liquids Pipelines, Gas Transmission and Midstream, and Renewable Power Generation assets that were placed into service throughout 2019 and the first half of 2020;
•lower operating and administrative costs in 2020 as a result of cost containment actions; and
•the net favorable effect of translating United States dollar EBITDA at a higher Canadian to United
States dollar average exchange rate (Average Exchange Rate) of $1.35 in 2020 compared with $1.33 in 2019.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,090	1,646	5,280	5,710

Three months ended September 30, 2020, compared with the three months ended September 30, 2019

EBITDA was positively impacted by $538 million due to certain unusual, infrequent or other non-operating factors, primarily explained by a non-cash, unrealized gain of $360 million in 2020, compared with a loss of $180 million in 2019, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

After taking into consideration the factor above, the remaining $94 million decrease is primarily explained by the following significant business factors:
•lower Mainline System ex-Gretna throughput of 2,555 kbpd in 2020 compared with 2,714 kbpd in 2019 due to lower volume demand resulting from the COVID-19 pandemic impact on supply and demand for crude oil and related products; and
•lower throughput on our Bakken Pipeline System and Seaway Crude Pipeline System driven by the significant impact of lower crude oil prices and the COVID-19 pandemic on supply and demand for crude oil and related products.

The business factors above were partially offset by the following positive factors:
•a higher IJT Benchmark Toll on our Mainline System of US$4.27 in 2020 compared with US$4.21 in 2019;
•contributions from the Canadian L3R Program that was placed into service on December 1, 2019 with an interim surcharge on Mainline System volumes of US$0.20 per barrel for the IJT Benchmark Toll; and
•higher Flanagan South Pipeline throughput and the collection of revenue on volumes nominated but not shipped.

Nine months ended September 30, 2020, compared with the nine months ended September 30, 2019

EBITDA was negatively impacted by $504 million due to certain unusual, infrequent or other non-operating factors, primarily explained by a non-cash, unrealized loss of $90 million in 2020, compared with a gain of $390 million in 2019, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

After taking into consideration the factor above, the remaining $74 million increase is primarily explained by the following significant business factors:
•a higher IJT Benchmark Toll on our Mainline System of US$4.23 in 2020 compared with US$4.17 in 2019;
•contributions from the Canadian L3R Program that was placed into service on December 1, 2019 with an interim surcharge on Mainline System volumes of US$0.20 per barrel for the IJT Benchmark Toll;
•higher Flanagan South Pipeline throughput and the collection of revenue on volumes nominated but not shipped; and
•the net favorable effect of translating United States dollar EBITDA at a higher Average Exchange Rate of $1.35 in 2020 compared with $1.33 in 2019.

The positive business factors above were partially offset by:
•lower Mainline System ex-Gretna throughput of 2,612 kbpd in 2020 compared with 2,698 kbpd in 2019 due to lower volume demand resulting from the COVID-19 pandemic impact on supply and demand for crude oil and related products;
•lower throughput on our Bakken Pipeline System and Seaway Crude Pipeline System driven by the significant impact of lower crude oil prices and the COVID-19 pandemic on supply and demand for crude oil and related products; and
•lower Regional Oil Sands throughput for contracts with make-up rights resulting in lower revenue recognized until the rights expire or are utilized.

GAS TRANSMISSION AND MIDSTREAM

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	334	772	230	2,733

Three months ended September 30, 2020, compared with the three months ended September 30, 2019

EBITDA was negatively impacted by $439 million due to certain unusual, infrequent or other non-operating factors, primarily explained by a combined loss of $615 million in 2020 resulting from impairments to the carrying value of our equity method investments in SESH and Steckman.

The factor above was partially offset by the following positive factors:
•the absence in 2020 of a loss of $62 million in 2019 related to asset write-down and goodwill impairment losses within our equity investee, DCP Midstream; and
•the absence in 2020 of a loss of $105 million in 2019 resulting from the write-off of project costs related to the Access Northeast Pipeline project.

After taking into consideration the factors above, the remaining $1 million increase is primarily explained by the following significant business factors:
•higher revenues from increased rates on Texas Eastern and Algonquin resulting from 2020 rate settlements; and
•contributions from the second phase of the Atlantic Bridge project that was placed into service in the fourth quarter of 2019.

The positive business factors above were partially offset by the following:
•the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019;
•lower revenues on our US Gas Transmission assets due to pressure restrictions on Texas Eastern; and
•lower commodity prices impacting our Aux Sable joint venture.

Nine months ended September 30, 2020, compared with the nine months ended September 30, 2019

EBITDA was negatively impacted by $2.6 billion due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:
•a loss of $1.7 billion in 2020 resulting from an impairment to the carrying value of our equity method investment in DCP Midstream related to a decline in the market price of DCP Midstream, LP's publicly-traded units;
•a loss of $324 million in 2020 compared with $62 million in 2019 resulting from further asset and goodwill impairment losses within our equity method investee, DCP Midstream;
•a combined loss of $615 million in 2020 resulting from impairments to the carrying value of our equity method investments in SESH and Steckman; and
•a loss of $159 million in 2020 resulting from the February 2020 Texas Eastern rate settlement that re-established the EDIT regulated liability that was previously eliminated in December 2018.

The factors above were partially offset by the absence in 2020 of a loss of $105 million in 2019 resulting from the write-off of project costs related to the Access Northeast Pipeline project.

After taking into consideration the factors above, the remaining $97 million increase is primarily explained by the following significant business factors:
•higher revenues from increased rates on Texas Eastern and Algonquin resulting from 2020 rate settlements;
•contributions from the Stratton Ridge project and the second phase of the Atlantic Bridge project that were placed into service in the second and fourth quarters of 2019, respectively; and
•the net favorable effect of translating United States dollar EBITDA at a higher Average Exchange Rate of $1.35 in 2020 compared with $1.33 in 2019.

The positive business factors above were partially offset by the following:
•the absence of earnings in 2020 from the federally-regulated portion of our Canadian natural gas gathering and processing businesses which were sold on December 31, 2019;
•lower revenues on our US Gas Transmission assets due to pressure restrictions on Texas Eastern;
•narrowed AECO-Chicago basis at our Alliance Pipeline joint venture; and
•lower commodity prices impacting our Aux Sable joint venture.

GAS DISTRIBUTION AND STORAGE

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	298	252	1,285	1,304

Three months ended September 30, 2020, compared with the three months ended September 30, 2019

EBITDA was negatively impacted by $14 million due to certain unusual, infrequent and other non-operating factors, explained by transition and transformation costs of $28 million in 2020 compared with $4 million in 2019 primarily related to the amalgamation of Enbridge Gas Distribution Inc. (EGD) and Union Gas Limited (Union Gas). This factor was partially offset by a non-cash, unrealized gain of $11 million in 2020 compared with an unrealized gain of $1 million in 2019 arising from the change in the mark-to-market value of Noverco's derivative financial instruments.

After taking into consideration the factors above, the remaining $60 million increase is primarily explained by the following significant business factors:
•higher distribution charges resulting from increases in rates and customer base; and
•synergy capture realized from the amalgamation of EGD and Union Gas.

The positive business factors above were partially offset by the absence of earnings in 2020 from Enbridge Gas New Brunswick (EGNB) and St. Lawrence Gas Company, Inc. (St. Lawrence Gas) which were sold on October 1, 2019 and November 1, 2019, respectively.

Nine months ended September 30, 2020, compared with the nine months ended September 30, 2019

EBITDA was negatively impacted by $11 million due to certain unusual, infrequent and other non-operating factors, primarily explained by a non-cash, unrealized gain of $2 million in 2020 compared with an unrealized gain of $9 million in 2019 arising from the change in the mark-to-market value of Noverco's derivative financial instruments.

After taking into consideration the factor above, the remaining $8 million decrease is primarily explained by the following significant business factors:
•warmer weather experienced in our franchise service areas in 2020 when compared with the colder than normal weather experienced in 2019. When compared with the normal weather forecast embedded in rates, the warmer weather in 2020 negatively impacted 2020 EBITDA by approximately $18 million while the colder weather in 2019 positively impacted 2019 EBITDA by approximately $51 million; and
•the absence of earnings in 2020 from EGNB and St. Lawrence Gas which were sold on October 1, 2019 and November 1, 2019, respectively.

The business factors above were partially offset by the following positive factors:
•higher distribution charges resulting from increases in rates and customer base; and
•synergy capture realized from the amalgamation of EGD and Union Gas.

RENEWABLE POWER GENERATION

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	93	82	376	300

Three months ended September 30, 2020, compared with the three months ended September 30, 2019

EBITDA was positively impacted by $11 million primarily explained by contributions from the Hohe See Offshore Wind Project, which reached full operating capacity in October 2019 and the Albatros expansion, which was placed into service in January 2020. This positive business factor was partially offset by higher mechanical repair costs at certain United States wind facilities.

Nine months ended September 30, 2020, compared with the nine months ended September 30, 2019

EBITDA was positively impacted by $20 million due to certain unusual, infrequent and other non-operating factors, primarily explained by a gain of $4 million on disposal and a $9 million further revision to the fair value of our MATL transmission assets.

After taking into consideration the factor above, the remaining $56 million increase is primarily explained by the following significant business factors:
•contributions from the Hohe See Offshore Wind Project, which reached full operating capacity in October 2019 and the Albatros expansion, which was placed into service in January 2020;
•stronger wind resources at United States wind facilities; and
•reimbursements received at certain Canadian wind facilities resulting from a change in operator.

The positive business factors above were partially offset by higher mechanical repair costs at certain United States wind facilities.

ENERGY SERVICES

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	(34)	91	(12)	318

EBITDA from Energy Services is dependent on market conditions and results achieved in one period may not be indicative of results to be achieved in future periods.

Three months ended September 30, 2020, compared with the three months ended September 30, 2019

EBITDA was positively impacted by $12 million due to certain unusual, infrequent or other non-operating factors, explained by the following:
•a non-cash, unrealized gain of $73 million in 2020, compared with a gain of $66 million in 2019, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; and
•a non-cash, net positive adjustment to crude oil and natural gas inventories of $3 million in 2020 compared with a net negative adjustment of $2 million in 2019.

After taking into consideration the factors above, the remaining $137 million decrease reflects the significant compression of location and quality differentials in certain markets and fewer opportunities to achieve profitable transportation margins on facilities in which Energy Services holds capacity obligations.

Nine months ended September 30, 2020, compared with the nine months ended September 30, 2019

EBITDA was negatively impacted by $2 million due to certain unusual, infrequent or other non-operating factors, explained by a non-cash, net positive adjustment to crude oil and natural gas inventories of $1 million in 2020 compared with a net positive adjustment of $83 million in 2019. This negative factor was partially offset by a non-cash, unrealized gain of $24 million in 2020, compared with a loss of $56 million in 2019, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices.

After taking into consideration the factors above, the remaining $328 million decrease reflects the significant compression of location and quality differentials in certain markets and fewer opportunities to achieve profitable transportation margins on facilities in which Energy Services holds capacity obligations, partially offset by favorable storage opportunities. The first quarter of 2019 was exceptionally strong, benefiting from favorable location and quality differentials, which increased opportunities to realize profitable margins.

ELIMINATIONS AND OTHER

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	207	(40)	(498)	315

Eliminations and Other includes operating and administrative costs and the impact of foreign exchange hedge settlements, which are not allocated to business segments. Eliminations and Other also includes the impact of new business development activities and corporate investments.

Three months ended September 30, 2020, compared with the three months ended September 30, 2019

EBITDA was positively impacted by $199 million due to certain unusual, infrequent and other non-operating factors, primarily explained by a non-cash, unrealized gain of $198 million in 2020, compared with a gain of $9 million in 2019, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk.

After taking into consideration the factor above, the remaining $48 million increase is primarily explained by lower operating and administrative costs in 2020 as a result of cost containment actions and the timing of the recovery of certain operating administrative costs allocated to the business segments.

Nine months ended September 30, 2020, compared with the nine months ended September 30, 2019

EBITDA was negatively impacted by $909 million due to certain unusual, infrequent and other non-operating factors, primarily explained by the following:
•a non-cash, unrealized loss of $115 million in 2020, compared with a gain of $453 million in 2019, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk;
•employee severance, transition and transformation costs of $262 million in 2020 compared with $45 million in 2019 primarily related to our voluntary workforce reduction program offered in the second quarter of 2020;
•a loss of $74 million in 2020 from non-cash changes in a corporate guarantee obligation; and
•a loss of $43 million in 2020 from the write-down of certain investments in emerging energy and other technologies.

After taking into consideration the factors above, the remaining $96 million increase is primarily explained by lower operating and administrative costs in 2020 as a result of cost containment actions and the timing of the recovery of certain operating administrative costs allocated to the business segments.

GROWTH PROJECTS – COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
LIQUIDS PIPELINES
1.	United States Line 3 Replacement Program	100%	US$2.9 billion	US$1.7 billion	Various Stages	Under review[3]
2.	Southern Access Expansion	100%	US$0.5 billion	US$0.5 billion	Under construction	Under review[4]
3.	Other - United States	100%	US$0.1 billion	US$0.1 billion	Under construction	1H - 2021
GAS TRANSMISSION AND MIDSTREAM
4.	T-South Reliability & Expansion Program	100%	$1.0 billion	$0.7 billion	Under construction	2H - 2021
5.	Spruce Ridge Project[5]	100%	$0.5 billion	$0.2 billion	Under construction	2H - 2021
6.	Other - United States[6]	Various	US$1.0 billion	US$0.4 billion	Various stages	2020 - 2023
GAS DISTRIBUTION AND STORAGE
7.	System Modernization - Windsor & Owen Sound	100%	$0.2 billion	$0.1 billion	Under construction	Q4 - 2020
8.	London Line Replacement Project	100%	$0.2 billion	No significant expenditures to date	Pre-construction	2H - 2021
9.	Utility Growth Capital & Storage Enhancements	100%	$0.3 billion	No significant expenditures to date	Pre-construction	2021 - 2023
RENEWABLE POWER GENERATION
10.	East-West Tie Line	25.0%	$0.2 billion	$0.1 billion	Under construction	1H - 2022
11.	Saint-Nazaire France Offshore Wind Project[7]	25.5%	$0.9 billion	$0.1 billion	Under construction	2H - 2022
			(€0.6 billion)	(€0.1 billion)
12.	Fécamp Offshore Wind Project[8]	17.9%	$0.7 billion	No significant expenditures to date	Under construction	2023
			(€0.5 billion)
1 These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2 Expenditures to date reflect total cumulative expenditures incurred from inception of the project up to September 30, 2020.
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

GAS TRANSMISSION AND MIDSTREAM

•Sabal Trail Phase II - an expansion of our existing Sabal Trail pipeline through the addition of two new greenfield compressor stations in Albany, Georgia and Dunnellon, Florida. The expansion received FERC approval in April 2020 and was placed into service on May 1, 2020.

GAS DISTRIBUTION AND STORAGE

•Dawn-Parkway Expansion - an expansion of the existing Dawn to Parkway gas transmission system, which provides transportation service from Dawn, Ontario to the Greater Toronto Area. In October 2020, due to changes in demand and uncertainties resulting from the COVID-19 pandemic, Enbridge Gas withdrew the leave to construct application with the OEB. Enbridge Gas will continue to assess demand requirements for the expansion and refile as needed in the future.

•London Line Replacement Project - a project that will replace the two current pipelines known collectively as the London Line and includes the construction of approximately 90.5-kilometers of natural gas pipeline and ancillary facilities in southern Ontario.

•Utility Growth Capital & Storage Enhancements - utility growth capital expenditures including regulated rate base system reinforcements and an enhancement of our unregulated storage facilities at Dawn, Ontario.

RENEWABLE POWER GENERATION

•East-West Tie Line - a transmission project that will parallel an existing double-circuit, 230 kilovolt transmission line that connects the Wawa Transformer Station to the Lakehead Transformer Station near Thunder Bay, Ontario, including a connection midway in Marathon, Ontario. Due to a construction stoppage caused by the COVID-19 pandemic, the revised expected in-service date is the first half of 2022.

•Fécamp Offshore Wind Project - an offshore wind project that will be comprised of 71 wind turbines located off the northwest coast of France and is expected to generate approximately 500-MW. Project revenues are underpinned by a 20-year fixed price power purchase agreement.

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

GROWTH PROJECTS - REGULATORY MATTERS

United States Line 3 Replacement Program
On February 3, 2020, and through its subsequent order on May 1, 2020, the Minnesota Public Utilities Commission (MNPUC) deemed the second revised final Environmental Impact Statement (EIS) adequate and reinstated the Certificate of Need and Route Permit, allowing for construction of the pipeline to commence following the issuance of required permits. On May 21, 2020, various parties filed petitions for reconsideration with the MNPUC contesting the adequacy of the EIS and the MNPUC’s restored grant of the Certificate of Need and Route Permit. On June 1, 2020, Enbridge and various supporting parties filed responses to those filed petitions for reconsideration. On June 25, 2020 the MNPUC denied all petitions for reconsideration reaffirming its prior decisions in all three dockets.

As for environmental permits, the Minnesota Pollution Control Agency (MPCA) released a draft of the revised 401 Water Quality Certificate in February 2020. Following a public comment period, the MPCA announced on June 3, 2020 that it would conduct a contested case hearing regarding the 401 Water Quality Certificate. After an Administrative Law Judge (ALJ) was assigned to the case, the contested case hearing schedule was established on June 23, 2020. The MPCA's contested case hearing is now complete and on October 16, 2020, the MPCA received a favorable recommendation from the ALJ on all five of the issues considered. This recommendation will inform the MPCA Commissioner's decision on the 401 Water Quality Certificate which we anticipate by the statutory deadline of November 14, 2020.

During the third quarter, the necessary construction stormwater permit was issued by the MPCA and subsequent to the third quarter, we received two of our required permits from the Minnesota Department of Natural Resources (DNR). The remaining United States Army Corps of Engineers (Army Corps) and DNR permitting processes are ongoing and continue to progress in parallel.

At this time, we cannot determine when all necessary permits to commence construction will be issued. Once we receive all necessary permits and the Authorization to Construct from the MNPUC, we expect Minnesota construction to take 6 to 9 months. At this time, the total cost estimate for the Minnesota portion of the United States Line 3 Replacement Program is under review.

OTHER ANNOUNCED PROJECTS UNDER DEVELOPMENT

The following projects have been announced by us, but have not yet met our criteria to be classified as commercially secured:

RENEWABLE POWER GENERATION

•Éolien Maritime France SAS - on May 1, 2020, we executed agreements to sell 49% of an entity that holds our 50% interest in EMF to CPP Investments. Closing of the transaction is subject to customary regulatory approvals and is expected to occur in the fourth quarter of 2020. CPP Investments will fund their 49% share of all ongoing future development capital. After the transaction closes, through our investment in EMF, we will own equity interests in three French offshore wind projects, including Saint-Nazaire (25.5%), Fécamp (17.9%) and Courseulles (21.7%). The Saint-Nazaire France Offshore Wind Project reached a positive final investment decision in 2019 and the Fécamp Offshore Wind Project reached a positive final investment decision in June 2020 and both projects are now considered to be commercially secured. The remaining project, Courseulles, is expected to reach a final investment decision in 2021.

We also have a portfolio of additional projects under development that have not yet progressed to the point of securement.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at September 30, 2020:

	Maturity Dates	Total Facilities	Draws[1]	Available
(millions of Canadian dollars)
Enbridge Inc.	2021-2024	11,980	6,420	5,560
Enbridge (U.S.) Inc.	2022-2024	7,347	995	6,352
Enbridge Pipelines Inc.	2022[2]	3,000	1,938	1,062
Enbridge Gas Inc.	2022[2]	2,000	969	1,031
Total committed credit facilities		24,327	10,322	14,005

1Includes facility draws and commercial paper issuances that are back-stopped by credit facility.
2Maturity date is inclusive of the one-year term out option.

On February 24, 2020, Enbridge Inc. entered into a two year, non-revolving credit facility for US$1.0 billion with a syndicate of lenders.

On February 25, 2020, Enbridge Inc. entered into two, one year, non-revolving, bilateral credit facilities for a total of US$500 million.

On March 31, 2020, Enbridge Inc. entered into a one year, revolving, syndicated credit facility for $1.7 billion. On April 9, 2020, Enbridge Inc. exercised an accordion provision and increased the facility to $3.0 billion.

On July 23 and 24, 2020, we extended approximately $10.0 billion of our 364 day extendible credit facilities to July 2022, inclusive of a one-year term out provision.

In addition to the committed credit facilities noted above, we maintain $861 million of uncommitted demand credit facilities, of which $524 million were unutilized as at September 30, 2020. As at December 31, 2019, we had $916 million of uncommitted credit facilities, of which $476 million were unutilized.

Our net available liquidity of $14.7 billion as at September 30, 2020, was inclusive of $657 million of unrestricted cash and cash equivalents as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2020, we were in compliance with all debt covenants and we expect to continue to comply with such covenants.

LONG-TERM DEBT ISSUANCES
During the nine months ended September 30, 2020, we completed the following long-term debt issuances totaling $2.5 billion and US$1.8 billion:

Company	Issue Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2020	Floating rate notes	US$750
	May 2020	3.20% medium-term notes	$750
	May 2020	2.44% medium-term notes	$550
	July 2020	Fixed-to-fixed subordinated term notes	US$1,000
Enbridge Gas Inc.
	April 2020	2.90% medium-term notes	$600
	April 2020	3.65% medium-term notes	$600

On October 1, 2020, Texas Eastern, a wholly-owned operating subsidiary of SEP issued US$300 million of 3.10% 20-year senior notes payable semi-annually in arrears and redeemed US$300 million of 4.13% senior notes due December 1, 2020. The newly issued notes mature on October 1, 2040.

LONG-TERM DEBT REPAYMENTS
During the nine months ended September 30, 2020, we completed the following long-term debt repayments totaling $1.2 billion and US$1.7 billion:

Company	Repayment Date		Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2020	Floating rate notes	US$700
	March 2020	4.53% medium-term notes	$500
	June 2020	Floating rate notes	US$500
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2020	3.98% senior notes	US$26
Enbridge Pipelines Inc.
	April 2020	4.45% medium-term notes	$350
Enbridge Southern Lights LP
	June 2020	4.01% senior notes	$7
Spectra Energy Partners, LP
	January 2020	6.09% senior secured notes	US$111
	June 2020	Floating rate notes	US$400
Westcoast Energy Inc.
	January 2020	9.90% debentures	$100
	July 2020	4.57% medium-term notes	$250

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

Excluding current maturities of long-term debt, we had a negative working capital position as at September 30, 2020. The major contributing factor to the negative working capital position was the ongoing funding of our growth capital program.

To address this negative working capital position, we maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Nine months ended September 30,
	2020	2019
(millions of Canadian dollars)
Operating activities	7,527	7,405
Investing activities	(3,644)	(5,029)
Financing activities	(3,845)	(2,124)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(22)	(17)
Net increase in cash and cash equivalents and restricted cash	16	235

Significant sources and uses of cash for the nine months ended September 30, 2020 and September 30, 2019 are summarized below:

Operating Activities

•The increase in cash provided by operating activities was primarily attributable to changes in operating assets and liabilities. Our operating assets and liabilities fluctuate in the normal course due to various factors, including the impact of fluctuations in commodity prices and activity levels on working capital within our business segments, the timing of tax payments, as well as timing of cash receipts and payments generally.
•The factor above was partially offset by the impact of certain unusual, infrequent or other non-operating factors as discussed under Results of Operations.

Investing Activities

•The decrease in cash used in investing activities was primarily attributable to proceeds received from dispositions in the second quarter of 2020 and lower contributions to the Gray Oak Holdings LLC equity investment.
•We are continuing with the execution of our growth capital program which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements.

Financing Activities

•The increase in cash used in financing activities was primarily attributable to an increase in repayments of long-term debt and a decrease in commercial paper and credit facility draws.
•The factors above were partially offset by an increase in issuances of long-term debt and the absence of Westcoast Energy Inc.'s redemption of all of its outstanding Series 7 and Series 8 preference shares in 2020 when compared with the corresponding period in 2019.
•Our common share dividend payments increased period-over-period primarily due to the 9.8% increase in our common share dividend rate.

SUMMARIZED FINANCIAL INFORMATION

On January 22, 2019, Enbridge entered into supplemental indentures with its wholly-owned subsidiaries, SEP and EEP (the Partnerships), pursuant to which Enbridge fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations of the Partnerships with respect to the outstanding series of notes issued under the respective indentures of the Partnerships. Concurrently, the Partnerships entered into a subsidiary guarantee agreement pursuant to which they fully and unconditionally guaranteed, on a senior unsecured basis, the outstanding series of senior notes of Enbridge. The Partnerships have also entered into supplemental indentures with Enbridge pursuant to which the Partnerships have issued full and unconditional guarantees, on a senior unsecured basis, of senior notes issued by Enbridge subsequent to January 22, 2019. As a result of the guarantees, holders of any of the outstanding guaranteed notes of the Partnerships (the Guaranteed Partnership Notes) are in the same position with respect to the net assets, income and cash flows of Enbridge as holders of Enbridge's outstanding guaranteed notes (the Guaranteed Enbridge Notes), and vice versa. Other than the Partnerships, Enbridge subsidiaries (including the subsidiaries of the Partnerships, collectively, the Subsidiary Non-Guarantors), are not parties to the subsidiary guarantee agreement and have not otherwise guaranteed any of Enbridge's outstanding series of senior notes.

Consenting SEP notes and EEP notes under Guarantee

SEP Notes[1]	EEP Notes[2]
4.600% Senior Notes due 2021	4.200% Notes due 2021
4.750% Senior Notes due 2024	5.875% Notes due 2025
3.500% Senior Notes due 2025	5.950% Notes due 2033
3.375% Senior Notes due 2026	6.300% Notes due 2034
5.950% Senior Notes due 2043	7.500% Notes due 2038
4.500% Senior Notes due 2045	5.500% Notes due 2040
7.375% Notes due 2045
1As at September 30, 2020, the aggregate outstanding principal amount of SEP notes was approximately US$3.5 billion.
2As at September 30, 2020, the aggregate outstanding principal amount of EEP notes was approximately US$3.0 billion.

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
3.200% Senior Notes due 2027
6.100% Senior Notes due 2028
2.990% Senior Notes due 2029
7.220% Senior Notes due 2030
7.200% Senior Notes due 2032
5.570% Senior Notes due 2035
5.750% Senior Notes due 2039
5.120% Senior Notes due 2040
4.240% Senior Notes due 2042
4.240% Senior Notes due 2042
4.570% Senior Notes due 2044
4.570% Senior Notes due 2044
4.870% Senior Notes due 2044
4.560% Senior Notes due 2064
1As at September 30, 2020, the aggregate outstanding principal amount of the Enbridge United States dollar denominated notes was approximately US$7.5 billion.
2As at September 30, 2020, the aggregate outstanding principal amount of the Enbridge Canadian dollar denominated notes was approximately $8.4 billion.

Rule 3-10 of the U.S. Securities and Exchange Commission's (SEC) Regulation S-X provides an exemption from the reporting requirements of the Exchange Act for fully consolidated subsidiary issuers of guaranteed securities and subsidiary guarantors and allows for summarized financial information in lieu of filing separate financial statements for each of the Partnerships.

On March 2, 2020, the SEC issued final rules that amend the disclosure requirements of Rule 3-10. The purpose of the final rules was to simplify disclosures and reduce compliance costs and burdens to registrants. The final rules are effective January 1, 2021, however, voluntary compliance with the final rules in advance of January 1, 2021 is permitted.
We elected early adoption of the final rules and have prepared summarized financial information in line with the requirements of new Rule 13-01, which specifies that the reporting of the parent or guarantor should not include the investment in the non-guarantor's subsidiaries, reduces the periods for which summarized financial information is required to the most recent annual period and the year-to-date interim period, and allows presentation on a combined basis.

The following Summarized Combined Statement of Earnings and the Summarized Combined Statements of Financial Position combines the balances of EEP, SEP and Enbridge Inc.
Summarized Combined Statement of Earnings

Nine months ended September 30, 2020
(millions of Canadian dollars)
Operating loss	(70)
Earnings	956
Earnings attributable to common shareholders	672
Summarized Combined Statements of Financial Position

	September 30, 2020	December 31, 2019
(millions of Canadian dollars)
Accounts receivable from affiliates	811	741
Short-term loans receivable from affiliates	5,107	5,652
Other current assets	278	487
Long-term loans receivable from affiliates	50,790	49,745
Other long-term assets	4,631	4,615
Accounts payable to affiliates	1,574	1,171
Short-term loans payable to affiliates	4,710	4,416
Other current liabilities	3,861	5,854
Long-term loans payable to affiliates	37,233	36,798
Other long-term liabilities	40,718	37,094

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

Under United States bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee can be voided, or claims may be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time the indebtedness evidenced by its guarantee or, in some states, when payments become due under the guarantee:
•received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

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

Under the terms of the guarantee agreement and applicable supplemental indentures, the guarantees of either of the Partnerships of any Guaranteed Enbridge Notes will be unconditionally released and discharged automatically upon the occurrence of any of the following events:
•any direct or indirect sale, exchange or transfer, whether by way of merger, sale or transfer of equity interests or otherwise, to any person that is not an affiliate of Enbridge, of any of Enbridge’s direct or indirect limited partnership of other equity interests in that Partnership as a result of which the Partnership ceases to be a consolidated subsidiary of Enbridge;
•the merger of that Partnership into Enbridge or the other Partnership or the liquidation and dissolution of that Partnership;
•the repayment in full or discharge or defeasance of those Guaranteed Enbridge Notes, as contemplated by the applicable indenture or guarantee agreement;
•with respect to EEP, the repayment in full or discharge or defeasance of each of the consenting EEP notes listed above;
•with respect to SEP, the repayment in full or discharge or defeasance of each of the consenting SEP notes listed above; or
•with respect to any series of Guaranteed Enbridge Notes, with the consent of holders of at least a majority of the outstanding principal amount of that series of Guaranteed Enbridge Notes.

The guarantee obligations of Enbridge of the Guaranteed Partnership Notes will terminate with respect to any series of Guaranteed Partnership Notes if that series is discharged or defeased.

The Partnerships also guarantee certain other obligations of Enbridge. On September 6, 2020, the Partnerships entered into a guarantee agreement with respect to Enbridge’s obligations under certain of its credit facilities.

LEGAL AND OTHER UPDATES

LIQUIDS PIPELINES
Dakota Access Pipeline
In February 2017, the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe filed motions with the United States Court for the District of Columbia (the District Court) contesting the lawfulness of the Army Corps easement for the Dakota Access Pipeline (DAPL), including the adequacy of the Army Corps’ environmental review and tribal consultation process. The Oglala Sioux and Yankton Sioux Tribes also filed lawsuits alleging similar claims.

On June 14, 2017, the District Court found the Army Corps’ environmental review to be deficient and ordered the Army Corps to conduct further study concerning spill risks from DAPL. In August 2018, the Army Corps completed on remand the further environmental review ordered by the District Court and reaffirmed the issuance of the easement for DAPL. All four plaintiff Tribes subsequently amended their complaints to include claims challenging the adequacy of the Army Corps’ August 2018 remand decision.

On March 25, 2020, in response to the Tribes’ arguments, the District Court found the Army Corps’ environmental review on remand was deficient and ordered the Army Corps to prepare an EIS to address unresolved controversy pertaining to potential spill impacts resulting from DAPL. On July 6, 2020, the District Court issued an order vacating the Army Corps’ easement for DAPL and ordering that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the Army Corps appealed the decision and filed a motion for a stay pending appeal with the U.S. Court of Appeals for the D.C. Circuit. On August 5, 2020, the U.S. Court of Appeals stayed the District Court’s July 6 order to shut down and empty the pipeline by August 5, but did not stay the District Court’s March 25 order requiring the Army Corps to prepare an EIS or the District Court’s July 6 order vacating the DAPL easement.

The case is currently moving forward on two separate fronts. In the District Court, the plaintiff Tribes have requested that the District Court enjoin DAPL from operating until the Army Corps has completed its EIS and reissued the DAPL easement. Both Dakota Access, LLC and the Army Corps oppose the Tribes’ request for an injunction. Briefing before the District Court on whether DAPL operations should be enjoined will be complete on December 18, 2020. In the U.S. Court of Appeals, all briefing is now complete on whether the Army Corps is required to prepare an EIS, and whether in the interim, the DAPL easement should be vacated. Oral argument before the U.S. Court of Appeals was heard on November 4, 2020.

Line 5 Dual Pipelines - Tunnel Project
On June 6, 2019, we filed a complaint with the Michigan Court of Claims to establish the constitutional validity of Michigan law PA 359 and enforceability of various agreements entered into between us and the State of Michigan (the State) related to the construction of the Line 5 Dual Pipelines Tunnel Project (Tunnel Project). On October 31, 2019, the Court determined that Michigan law PA 359 is valid and is not unconstitutional. On November 5, 2019, the Michigan Attorney General filed an appeal with the Michigan Court of Appeals. On June 11, 2020, the Michigan Court of Appeals upheld the Court's determination that Michigan law PA 359 is valid and is not unconstitutional. The State did not file for leave to appeal to the Supreme Court of Michigan within the requisite time period, so this lawsuit has concluded.

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

The case was argued on May 22, 2020 and supplemental briefing on the issue of federal preemption was completed on July 6, 2020. The motions are with the Court for decision.

During the first quarter of 2020, we filed all major environmental permits, including the joint permit application with the Michigan Department of Environment, Great Lakes and Energy and the Army Corps. In addition, we filed an independent application to the Michigan Public Service Commission. The agencies are processing our permit applications and have conducted hearings to obtain public comment over the last several months.

Upon receipt of all required permits we expect to begin construction of the Tunnel Project.

Line 5 Dual Pipelines - Temporary Shutdown
On June 18, 2020, during seasonal maintenance work on Line 5, we discovered that a screw anchor support had shifted from its original position. We immediately shut down the pipeline and notified the State and our federal regulator, the Pipeline and Hazardous Materials Safety Administration (PHMSA). The issue with the screw anchor was isolated to the east segment of Line 5 and an inspection of the west segment of Line 5 confirmed there were no issues or damage to the anchor structures or pipeline on that segment. Normal operations of the west segment of Line 5 resumed on June 20, 2020, and an investigation of the east segment of Line 5 commenced.

On June 22, 2020, the Michigan Attorney General, on behalf of the State, filed a motion for a Temporary Restraining Order in the Michigan Ingham County Circuit Court to cease the continued operation of the west segment of Line 5 and to ensure operation of the east segment of Line 5 was not resumed. Further, the Temporary Restraining Order was to compel "legally required information" to be shared with the State for determination that the operation of Line 5 through the Straits is safe. On June 25, 2020, an Order was issued prohibiting the operation of Line 5 pending a hearing on the State’s motion for Preliminary Injunction on June 30, 2020. On July 1, 2020, following the hearing, the Temporary Restraining Order was amended allowing the west segment of Line 5 to restart for the purposes of conducting an in-line inspection (ILI), which reconfirmed that the line is safe to operate as there was no damage to the pipeline, and the west segment resumed service. After additional information, including ILI inspection results submitted to PHMSA confirmed the east segment was safe to operate, the Court on September 9, 2020 signed an order agreed to between Enbridge and the State to allow the east segment to resume service. The east segment resumed service on September 10, 2020. On September 24, 2020, the Court signed a stipulated order fully resolving the Temporary Restraining Order and Preliminary Injunction.

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

CAPITAL EXPENDITURE COMMITMENTS
We have signed contracts for the purchase of services, pipe and other materials totaling approximately $2.9 billion which are expected to be paid over the next five years.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at September 30, 2020, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the U.S. Securities and Exchange Commission and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which could materially affect our financial condition or future results. Other than as set out below, there have been no material modifications to those risk factors.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local and global economies and our business, financial position, results of operations and cash flows.

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

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the impact of this pandemic, including any responses to it, will be on North American or global economies or our business, or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity or duration of this pandemic and actions taken by governments and others to contain the COVID-19 pandemic or its impact. Such developments, which have had or may have an adverse effect on our customers, suppliers, regulators, business, financial position, results of operations and cash flows, include disruptions that, among other things:
•adversely impacted market fundamentals, such as commodity prices and supply and demand for energy, decreasing volumes transported on our systems, increasing our exposure to asset utilization risks and adversely affecting our results;
•adversely impacted our Liquids Pipelines growth rate and results; however, the full extent of such adverse impact is still uncertain;
•could prevent one or more of our secured capital projects from proceeding, delay its completion or increase its anticipated cost;

•adversely impacted the operations or financial position of our third-party suppliers, service providers or customers and increase our exposure to contract-related risks or customer credit risk;
•adversely impacted the global capital markets, which could adversely impact our ability to access capital markets at effective rates, the ratings assigned to our securities or our credit facilities;
•increased our risks associated with emergency measures taken (including remote working, distancing and additional personal protective equipment), including increased cyber security risks, increased costs and the potential for reduced availability or productivity of our employees or third-party contractors or service providers;
•adversely impacted our ability to accurately forecast assumptions used to evaluate expansion projects, acquisitions and divestitures on an ongoing basis or for our financial guidance;
•adversely impacted the carrying value of our equity method investment in DCP Midstream and could adversely impact the outcome of future asset impairment tests, indicating that the carrying value of such assets might be impaired;
•could adversely impact the execution of current and future trade policies between Canada and the United States; and
•could result in future business interruption losses that our insurance coverage may not be sufficient to cover.

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

Weakness and volatility in commodity prices increase utilization risks in respect to our assets and has had and may have an adverse effect on our results of operations.

The COVID-19 pandemic and concerns about global economic growth have caused considerable uncertainty in the market for crude oil, natural gas and other commodities, lowering demand forecasts. This, and the changing relationship dynamic among OPEC+ members, has put severe downward pressure on prices. The economic climate in Canada, the United States and abroad has deteriorated and worldwide demand for petroleum products has diminished. 2020 has seen a dramatic decline in the price of crude oil, natural gas and NGL and other commodities whose prices are highly correlated to crude oil. The West Texas Intermediate benchmark prices for crude oil had been trading around US$60 per barrel in December 2019 and fell to as low as US$14 per barrel in March 2020 and into negative values in April 2020. Crude oil prices have started to recover in the second and third quarters of 2020, with West Texas Intermediate benchmark prices reaching US$40 primarily due to the announcement of crude oil productions cuts in April 2020 and June 2020. Crude oil prices may again decline or may be halted in their recovery.

In respect to our Liquids Pipeline assets, we are exposed to throughput risk under the Competitive Tolling Settlement on the Canadian Mainline and under certain tolling agreements applicable to other Liquids Pipelines assets, such as the Lakehead System. A decrease in volumes transported can directly and adversely affect our revenues and earnings. The current commodity price environment has impacted both the supply of and demand for crude oil and other liquid hydrocarbons transported on our pipelines. This has led to a reduction in Mainline System throughputs of approximately 400 kbpd for the second quarter and 300 kbpd for the third quarter of 2020 compared to first quarter 2020 average Mainline System throughputs of 2,842 kbpd, which were aligned with or stronger than our expectations. At this time, it is difficult to predict the quantum of the impact on Mainline System throughput for the remainder of 2020 due to the unpredictability of the market currently as well as the projected duration of demand impacts caused by COVID-19. We continue to expect that Mainline System volumes will be under utilized by 100-300 kbpd in the fourth quarter of 2020, and return to full utilization in 2021. For every 100 kbpd increase or decrease in volumes on our Mainline System, our revenues, net of power savings, are expected to increase or decline by approximately $35 million per quarter.
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

Shippers have also reduced investment in exploration and development programs for 2020. The decline in oil prices is also causing some sponsors of oil sands development programs to reconsider the timing of previously announced upstream development projects. Cancellation or deferral of these projects would affect longer-term supply growth from the Western Canadian Sedimentary Basin.

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

Exhibit No.	Description
3.1	Certificate and Articles of Amendment, dated July 6, 2020 (incorporated by reference to Exhibit 3.1 to Enbridge’s Current Report on Form 8-K filed July 8, 2020)
4.1
Seventh Supplemental Indenture to the Indenture between Enbridge Inc. and Deutsche Bank Trust Company Americas, dated July 8, 2020 (incorporated by reference to Exhibit 4.1 to Enbridge’s Current Report on Form 8-K filed July 8, 2020)

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

ENBRIDGE INC.
(Registrant)

Date:	November 6, 2020	By:	/s/ Al Monaco
Al Monaco President and Chief Executive Officer

Date:	November 6, 2020	By:	/s/ Colin K. Gruending
Colin K. Gruending Executive Vice President and Chief Financial Officer (Principal Financial Officer)