Form 10-K/A
period 2020-12-31
ENBRIDGE INC
filed 2021-03-08
CIK 895728

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
of the Exchange Act).    Yes
☐
    No
☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes
☒
    No
☐
The aggregate market value of the registrant’s common shares held by non-affiliates
computed by reference to the price at which the common equity was last sold on June 30, 2020, was approximately US$59.2 billion.
As at February 5, 2021, the registrant had 2,025,495,603 common shares outstanding.

EXPLANATORY NOTE
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
10-K
from its management proxy circular.
Enbridge Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Original Filing”) on February 12, 2021. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
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
In this Amendment No. 1 on Form
10-K/A,
the terms “Enbridge,” “we,” “our” and “company” mean Enbridge Inc. “Board of Directors” or “Board” means the Board of Directors of Enbridge. “Enbridge shares” or “common shares” mean common shares of Enbridge. All dollar amounts are in Canadian dollars (“C$” or “$”) unless stated otherwise. US$ means United States of America (“U.S.”) dollars.
All references to our websites and to our Canadian management proxy circular, dated March 2, 2021 and filed with the SEC on March 8, 2021 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF REGISTRANT
Director profiles
Shareholders elect directors to the Board for a term of one year, expiring at the end of the next annual meeting. The profiles that follow provide information about the nominated directors, including their backgrounds, experience, current directorships, Enbridge securities held and the Board committees they sit on. Additional information regarding skills and experience of our directors can be found beginning on page 15.

Pamela L. Carter Age 71 Franklin, Tennessee, USA Independent Director since February 27, 2017 Latest date of retirement May 2025 2020 annual meeting votes for: 85.23%

Ms. Carter was the Vice President of Cummins Inc. and President of Cummins Distribution Business, a division of Cummins Inc., a designer, manufacturer and marketer of diesel engines and related components and power systems, from 2008 until her retirement in 2015. Ms. Carter joined Cummins Inc. in 1997 as Vice President – General Counsel and Corporate Secretary and held various management positions within Cummins. Prior to joining Cummins Inc., Ms. Carter served in the private practice of law as partner and associate and in various capacities with the State of Indiana, including Parliamentarian in the Indiana House of Representatives, Deputy Chief-of-Staff to governor Evan Bayh, Executive Assistant for Health Policy & Human Services and Securities Enforcement Attorney for the Office of the Secretary of State. She served as the Attorney General for the State of Indiana from 1993 to 1997 and was the first African-American woman to be elected state attorney general in the U.S.A. Ms. Carter holds a BA (Bachelor of Arts) from the University of Detroit, MSW (Master of Social Work) from the University of Michigan, J.D. (Doctor of Jurisprudence) from McKinney School of Law, Indiana University, and Public Administration from Harvard Kennedy School. Ms. Carter received a 2018 Sandra Day O’Connor Board Excellence Award honoring her for her demonstrated commitment to board excellence and diversity. She also received an award as one of the top 100 board members from NACD in 2018 and top 25 director from Black Enterprise, 2018.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors		6 out of 6	100%
	Corporate Social Responsibility		4 out of 4	100%
	Governance (Chair)		3 out of 4	75%
	Human Resources & Compensation 2		2 out of 2	100%
	Total		15 out of 16	94%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	44,639	11,744	$2,494,943	$925,880
	Other board/board committee memberships 7
	Public 7
	Hewlett Packard Enterprise Company (public technology company)		Director Chair, human resources and compensation committee Member, audit committee
	Broadridge Financial Solutions, Inc. (public financial services company)		Director Chair, audit committee Member, governance and nominating committee
	Former U.S.-listed company directorships (last 5 years)
	CSX Corporation
	Spectra Energy Corp

Marcel R. Coutu Age 67 Calgary, Alberta, Canada Independent Director since July 28, 2014 Latest date of retirement May 2029 2020 annual meeting votes for: 89.05%

Mr. Coutu was the Chairman of Syncrude Canada Ltd. (integrated oil sands project) from 2003 to 2014 and was the President and Chief Executive Officer of Canadian Oil Sands Limited from 2001 until January 2014. From 1999 to 2001, he was Senior Vice President and Chief Financial Officer of Gulf Canada Resources Limited. Prior to 1999, Mr. Coutu held various executive positions with TransCanada PipeLines Limited and various positions in the areas of corporate finance, investment banking and mining and oil and gas exploration and development. Mr. Coutu holds an HBSc (Bachelor of Science, Honours Earth Science) from the University of Waterloo and an MBA (Master of Business Administration) from the University of Western Ontario.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors		5 out of 6	83%
	Audit, Finance & Risk		5 out of 5	100%
	Human Resources & Compensation		4 out of 4	100%
	Total		14 out of 15	93%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	46,900	39,090	$3,805,069	$925,880
	Other board/board committee memberships 7
	Public 7
	Brookfield Asset Management Inc. (public global asset management company)		Director Chair, audit committee Member, management resources and compensation committee
	Power Corporation of Canada (public international management and holding company)		Director Member, audit committee and human resources committee
	The Great-West Lifeco Inc. (public international financial services holding company that is an indirect subsidiary of Power Corporation of Canada)		Director Member, governance and nominating committee, human resources committee and investment committee
	IGM Financial Inc. (public personal financial services company that is an indirect subsidiary of Power Corporation of Canada)		Director Member, human resources committee
	Not-for-profit 7

	Calgary Stampede Foundation		Director

Susan M. Cunningham Age 65 Houston, Texas, USA Independent Director since February 13, 2019 Latest date of retirement May 2031 2020 annual meeting votes for: 97.37%

Ms. Cunningham has been an Advisor for Darcy Partners (consulting firm) since 2017. From 2014 to 2017, Ms. Cunningham was Executive Vice President, EHSR (Environment, Health, Safety, Regulatory) and New Frontiers (global exploration, new ventures, geoscience and business innovation) at Noble Energy, Inc. From 2001 to 2013, she held various senior management roles with Noble Energy, Inc. Prior thereto, Ms. Cunningham held positions with Texaco U.S.A., Statoil Energy, Inc. and Amoco Corporation. Ms. Cunningham holds a BA in Geology and Geography from McMaster University and is a graduate of Rice University’s Executive Management Program. She was also Chairman of the OTC (Offshore Technology Conference) from 2010 to 2011.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors		6 out of 6	100%
	Corporate Social Responsibility (Chair) 8		2 out of 2	100%
	Human Resources & Compensation		4 out of 4	100%
	Safety & Reliability		4 out of 4	100%
	Total		16 out of 16	100%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	2,581	7,827	$460,564	$925,880
	Other board/board committee memberships 7
	Public 7
	Oil Search Limited (public oil and gas exploration and production)		Director Member, audit and financial risk committee, sustainability committee and project and technology committee
	Whiting Petroleum Corporation (public oil and gas exploration and production)		Director Chair, ESG committee Member, audit committee

Gregory L. Ebel Age 56 Houston, Texas, USA Independent Director since February 27, 2017 Latest date of retirement May 2039 2020 annual meeting votes for: 91.77%

Mr. Ebel served as Chairman, President and Chief Executive Officer of Spectra Energy Corp (“Spectra Energy”) from January 1, 2009 to February 27, 2017 at which time he became a Director of Enbridge and Chair of the Enbridge Board. Prior to that time, Mr. Ebel served as Spectra Energy’s Group Executive and Chief Financial Officer beginning in January 2007. He served as President of Union Gas Limited from January 2005 until January 2007, and Vice President, Investor & Shareholder Relations of Duke Energy Corporation from November 2002 until January 2005. Mr. Ebel joined Duke Energy in March 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel holds a BA (Bachelor of Arts, Honours) from York University and is a graduate of the Advanced Management Program at the Harvard Business School.

	Enbridge Board/Board committee memberships 9			2020 meeting attendance 1
	Board of Directors (Chair)			6 out of 6	100%
	Total			6 out of 6	100%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Stock Options 10	Total market value of Enbridge shares & DSUs (excluding stock options) 5	Minimum required 6
	651,845	32,217	405,408	$30,269,732	$925,880
	Other board/board committee memberships 7
	Public 7
	The Mosaic Company (public producer and marketer of concentrated phosphate and potash)			Chair of the Board Member, audit committee and corporate governance and nominating committee
	Baker Hughes Company (public supplier of oilfield services and products)			Director Chair, audit committee Member, governance and corporate responsibility committee
	Former U.S.-listed company directorships (last 5 years)
	Spectra Energy Corp

J. Herb England Age 74 Naples, Florida, USA Independent Director since January 1, 2007 Latest date of retirement May 2022 2020 annual meeting votes for: 96.74%

Mr. England has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc. (contracting company) in southwest Florida since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd. (fruit beverage manufacturing company). Prior to 1993, Mr. England held various executive positions with John Labatt Limited (brewing company) and its operating companies, including the position of Chief Executive Officer of Labatt Brewing Company – Prairie Region (brewing company), Catelli Inc. (food manufacturing company) and Johanna Dairies Inc. (dairy company). In 1993, Mr. England retired as Senior Vice President, Finance and Corporate Development & Chief Financial Officer of John Labatt Limited. Mr. England holds a BA (Bachelor of Arts) from the Royal Military College of Canada and an MBA (Master of Business Administration) from York University. He also has a CA (Chartered Accountant) designation.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors		6 out of 6	100%
	Audit, Finance & Risk		5 out of 5	100%
	Corporate Social Responsibility 11		2 out of 2	100%
	Governance		4 out of 4	100%
	Total		17 out of 17	100%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	37,306	86,576	$5,481,792	$925,880
	Other board/board committee memberships 7
	Public 7
	FuelCell Energy, Inc. (public fuel cell company in which Enbridge holds a small interest)		Chair of the Board Member, audit and finance committee and nominating and governance committee
	Private 7
	Stahlman - England Irrigation Inc. (private contracting company)		Chair of the Board Chief executive officer
	USA Grading Inc. (private excavating, grading and underground utilities company)		Director

	Former U.S.-listed company directorships (last 5 years)

	Enbridge Energy Management, LLC

Gregory J. Goff Age 64 San Antonio, Texas, USA Independent Director since February 11, 2020 Latest date of retirement May 2032 2020 annual meeting votes for: 99.57%

Mr. Goff was Executive Vice Chairman of Marathon Petroleum Corporation from October 2018 until his retirement in December 2019. He was President and Chief Executive Officer of Andeavor (an integrated downstream energy company) from 2010 to 2018 and Chairman from December 2014 to 2018. Prior thereto, Mr. Goff held a number of senior leadership positions with ConocoPhillips Corporation (an oil and gas exploration and production company). Mr. Goff holds a B.S. (Bachelor of Science) and an MBA (Master of Business Administration) from the University of Utah.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors		6 out of 6	100%
	Governance 12		2 out of 2	100%
	Human Resources & Compensation 12		2 out of 2	100%
	Total		10 out of 10	100%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	-	3,644	$161,230	$925,880
	Other board/board committee memberships 7
	Public 7
	Avient Corporation (formerly PolyOne Corporation) (public company producing specialty polymers)		Director Chair, EHS committee Member, governance and corporate responsibility committee

V. Maureen Kempston Darkes

Age 72
Toronto, Ontario, Canada
Lauderdale-by-the-Sea,
Florida, USA
Independent

Director since
November 2, 2010

Latest date of retirement
May 2024

2020 annual meeting votes for: 97.25%

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

Enbridge Board/Board committee memberships		2020 meeting attendance 1
Board of Directors		6 out of 6	100%
Corporate Social Responsibility 13		2 out of 2	100%
Human Resources & Compensation (Chair)		4 out of 4	100%
Safety & Reliability		4 out of 4	100%
Total		16 out of 16	100%
Enbridge securities held 3
Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
21,735	57,789	$3,518,945	$925,880
Other board/board committee memberships 7
Public 7
Brookfield Asset Management Inc. (public global asset management company)		Director Chair, risk management committee Member, management resources and compensation committee
Canadian National Railway Company 14 (public railway company)		Director Chair, strategic planning committee Member, audit committee, finance committee and pension and investment committee
Former U.S.-listed company directorships (last 5 years)
Schlumberger Limited

Teresa S. Madden Age 65 Boulder, Colorado, USA Independent Director since February 12, 2019 Latest date of retirement May 2031 2020 annual meeting votes for: 98.59%

Ms. Madden was the Executive Vice President and Chief Financial Officer of Xcel Energy, Inc., an electric and natural gas utility, from 2011 until her retirement in 2016. She joined Xcel in 2003 as Vice President, Finance, Customer & Field Operations and was named Vice President and Controller in 2004. Prior thereto, Ms. Madden held positions with Rogue Wave Software, Inc. as well as New Century Energies and Public Service Company of Colorado, predecessor companies of Xcel Energy. Ms. Madden holds a BS (Bachelor of Science) in Accounting from Colorado State University and an MBA (Master of Business Administration) from Regis University.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors		6 out of 6	100%
	Audit, Finance & Risk (Chair)		5 out of 5	100%
	Governance		4 out of 4	100%
	Total		15 out of 15	100%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	1,000	7,934	$395,338	$925,880
	Other board/board committee memberships 7
	Public 7
	The Cooper Companies, Inc. (public medical device company)		Director Member, audit committee
	Former U.S.-listed company directorships (last 5 years)
	Peabody Energy Corp.

Al Monaco Age 61 Calgary, Alberta, Canada Not Independent Director since February 27, 2012 Latest date of retirement May 2035 2020 annual meeting votes for: 97.99%

Mr. Monaco joined Enbridge in 1995 and has held increasingly senior positions. He has been President & Chief Executive Officer of Enbridge since October 1, 2012 and served as Director and President of Enbridge from February 27, 2012 to September 30, 2012. Mr. Monaco holds an MBA (Master of Business Administration) from the University of Calgary and has a Chartered Professional Accountant designation.

	Enbridge Board/Board committee memberships 15		2020 meeting attendance 1
	Board of Directors		6 out of 6	100%
Enbridge securities held 3
	Enbridge shares	Stock Options	Total market value of Enbridge shares (excluding stock options) 5	Minimum required 16
	920,699	4,465,600	$40,740,931	N/A
Other board/board committee memberships 7
Public 7
	Weyerhaeuser Company (public timberlands company and wood products manufacturer)		Director Member, compensation committee
Private 7

DCP Midstream, LLC
(a private 50/50 joint venture between Enbridge and Phillips 66 and the general partner of DCP Midstream GP, LLC, the general partner of DCP Midstream GP, LP, the general partner of DCP Midstream Partners, LP, a midstream master limited partnership with public unitholders)

Director Member, human resources and compensation committee

Not-for-profit 7
	American Petroleum Institute (not-for-profit trade association)		Director Member, executive committee and finance committee
	Business Council of Canada (not-for-profit, non-partisan organization composed of CEOs of Canada’s leading enterprises)		Member
	Business Council of Alberta		Member
	U.S. National Petroleum Council		Member
	Catalyst Canada Advisory Board		Member

Stephen S. Poloz Age 65 Ottawa, Ontario, Canada Independent Director since June 4, 2020 Latest date of retirement May 2031

Mr. Poloz was Governor of the Bank of Canada from June 3, 2013 until completion of his seven-year term on June 2, 2020. He also served as Chairman for the Board of Directors of the Bank and a member of the Board of Directors of the Bank for International Settlements (BIS). Mr. Poloz held a number of senior positions with the Bank prior thereto. Mr. Poloz served as managing editor of The International Bank Credit Analyst, the flagship publication of BCA Research and is the former President & Chief Executive Officer of Export Development Canada. Mr. Poloz holds a BA (Bachelor of Arts) (Honours) from Queen’s University and MA (Master of Arts) (Economics) and PhD (Doctor of Philosophy) (Economics), both from the University of Western Ontario. He is a Certified International Trade Professional and a graduate of Columbia University’s Senior Executive Program.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors 17		3 out of 3	100%
	Audit, Finance & Risk 17		2 out of 2	100%
	Safety & Reliability 17		1 out of 1	100%
	Total		6 out of 6	100%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	-	2,676	$118,398	$925,880
	Other board/board committee memberships 7
	Public 7
	CGI Inc. (public IT and business consulting services company)		Director Member, audit and risk management committee

Dan C. Tutcher Age 72 Houston, Texas, USA Independent Director since May 3, 2006 Latest date of retirement May 2024 2020 annual meeting votes for: 97.81%

Mr. Tutcher is on the Board of Directors of Gulf Capital Bank, where he is Chairman of Governance Committee. Mr. Tutcher was Managing Director, Public Securities on the Energy Infrastructure Equities team for Brookfield’s Public Securities Group from October 2018 until February 2021. Prior to joining Brookfield in 2018, Mr. Tutcher was President & Chair of the Board of Trustees of Center Coast MLP & Infrastructure Fund since 2013 and a Principal in Center Coast Capital Advisors L.P. since its inception in 2007. He was the Group Vice President, Transportation South of Enbridge, as well as President of Enbridge Energy Company, Inc. (general partner of former Enbridge sponsored affiliate Enbridge Energy Partners, L.P.) and Enbridge Energy Management, L.L.C. (another former Enbridge sponsored vehicle) from May 2001 until May 1, 2006. From 1992 to May 2001, he was the Chair of the Board of Directors, President & Chief Executive Officer of Midcoast Energy Resources, Inc. Mr. Tutcher holds a BBA (Bachelor of Business Administration) from Washburn University.

	Enbridge Board/Board committee memberships		2020 meeting attendance 1
	Board of Directors		6 out of 6	100%
	Corporate Social Responsibility		3 out of 4	75%
	Safety & Reliability (Chair)		3 out of 4	75%
	Total		12 out of 14	86%
	Enbridge securities held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	637,523	138,662	$34,346,186	$925,880
	Other board/board committee memberships 7
	Private 7
	Gulf Capital Bank		Director Chair, governance committee
	Former U.S.-listed company directorships (last 5 years)
	Center Coast MLP & Infrastructure Fund

1	Percentages are rounded to the nearest whole number.
2	Ms. Carter was appointed to the Human Resources & Compensation Committee on May 4, 2020.
3	Information about beneficial ownership and about securities controlled or directed was provided by the director nominees and is as at March 2, 2021.
4	DSUs refer to deferred share units and are defined on page 59 of this Amendment No. 1 on Form 10-K/A.
5	Total market value = number of common shares or deferred share units × closing price of Enbridge shares on the TSX on March 2, 2021 of $44.25, rounded to the nearest dollar.
6
Directors must hold at least three times their annual US$242,250 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.2740, the published WM/Reuters 4 pm London exchange rate for December 31, 2020. All director nominees meet or exceed this requirement except Mses. Madden and Cunningham, who have until February 12, 2024 and February 13, 2024, respectively, Mr. Goff, who has until February 11, 2025, and Mr. Poloz, who has until June 4, 2025, to meet this requirement.

7
Public
means a corporation or trust that is a reporting issuer in Canada, a registrant in the U.S., or both, and that has publicly listed equity securities.
Private
means a corporation or trust that is not a reporting issuer or registrant.
Not
-for
-profit
means a corporation, society or other entity organized for a charitable, civil or other social purpose which does not generate profits for its members.

8	Ms. Cunningham was appointed to the Corporate Social Responsibility Committee on May 4, 2020.
9	Mr. Ebel is not a member of any Board committee, but as Chair of the Board he attends their meetings.
10
Mr. Ebel’s stock options were Spectra Energy options that converted into options to purchase Enbridge shares upon the closing of the Merger Transaction (as defined on page 67). No new Enbridge stock options were granted to Mr. Ebel in his capacity as a Director of Enbridge or Chair of the Enbridge Board.

11	Mr. England was appointed to the Corporate Social Responsibility Committee on May 4, 2020.
12	Mr. Goff was appointed to the Governance Committee and the Human Resources & Compensation Committee on May 4, 2020.
13	Ms. Kempston Darkes ceased being a member of the Corporate Social Responsibility Committee on May 4, 2020.
14	Ms. Kempston Darkes is not standing for re-election to the Canadian National Railway Company board and will retire from that board in April 2021.
15	Mr. Monaco is not a member of any Board committee, but as President & CEO he attends their meetings at the request of such committees.
16	As President & CEO, Mr. Monaco is required to hold Enbridge shares equal to six times his base salary (see page 44). Mr. Monaco is not required to hold Enbridge shares as a director.
17	Mr. Poloz was appointed to the Board on June 4, 2020. He was appointed to Audit, Finance & Risk Committee and the Safety & Reliability Committee on July 22, 2020.

Director independence

Name	Independent	Not independent	Reason for non-independence

Gregory L. Ebel (Chair)	✓

Pamela L. Carter	✓

Marcel R. Coutu	✓

Susan M. Cunningham	✓

J. Herb England	✓

Gregory J. Goff	✓

V. Maureen Kempston Darkes	✓

Teresa S. Madden	✓

Al Monaco (President & CEO)		✓	President & CEO of the company

Stephen S. Poloz	✓

Dan. C. Tutcher	✓
Current Board committee participation

Director	Audit, Finance & Risk Committee	Corporate Social Responsibility Committee	Governance Committee	Human Resources & Compensation Committee	Safety & Reliability Committee

Not Independent

Al Monaco 1 (President & CEO)

Independent

Pamela L. Carter		✓	chair	✓

Marcel R. Coutu 2	✓			✓

Susan M. Cunningham 3		chair		✓	✓

Gregory L. Ebel 1 (Chair)

J. Herb England 2	✓	✓	✓

Gregory J. Goff			✓	✓

V. Maureen Kempston Darkes 4				chair	✓

Teresa S. Madden 2, 5	chair		✓

Stephen S. Poloz	✓				✓

Dan C. Tutcher 6		✓			chair

1	Messrs. Monaco and Ebel are not members of any of the committees of the Board. They attend committee meetings in their capacities as President & CEO and Chair of the Board, respectively.
2
Ms. Madden and Messrs. Coutu and England each qualify as an audit committee financial expert, as defined under the
U.S. Securities Exchange Act of 1934
,
as amended. The Board has also determined that all members of the Audit, Finance & Risk Committee are financially literate according to the meaning of National Instrument
52-110
–
Audit Committees
and the rules of the NYSE.

3	Ms. Cunningham was appointed as Chair of the Corporate Social Responsibility Committee on May 4, 2020.
4	Ms. Kempston Darkes was appointed as Chair of the Human Resources & Compensation Committee on May 4, 2020.
5	Ms. Madden was appointed Chair of the Audit, Finance & Risk Committee on May 4, 2020.
6	Mr. Tutcher was appointed Chair of the Safety & Reliability Committee on July 22, 2020.

Mix of skills and experience
We maintain a skills and experience matrix for our directors in areas we think are important for a corporation like ours. We use this skills matrix to annually assess our Board composition and in the recruitment of new directors. The table below indicates each director’s skills and experience in the areas indicated based on a self-assessment by each director.

Area	Carter	Coutu	Cunningham	Ebel	England	Goff	Kempston Darkes	Madden	Monaco	Poloz	Tutcher

Managing and Leading Strategy and Growth	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

International	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

CEO / CFO / Executive Officer	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Governance / Board	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Operations (Oil & Gas / Energy)	✓	✓	✓	✓	✓	✓	✓	✓	✓	—	✓

Risk Oversight / Management	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Corporate Social Responsibility & Sustainability	✓	—	✓	✓	—	✓	✓	✓	✓	✓	✓

Energy Marketing	—	✓	—	✓	—	✓	✓	✓	✓	—	✓

Human Resources / Compensation	✓	✓	✓	✓	✓	✓	✓	✓	✓	—	✓

Investment Banking / Mergers and Acquisitions	✓	✓	—	✓	✓	✓	—	✓	✓	—	✓

Financial Literacy	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Information Technology	✓	✓	—	✓	—	✓	—	✓	✓	—	—

Health, Safety & Environment	✓	✓	✓	✓	—	✓	✓	✓	✓	—	✓

Public Policy and Government and Stakeholder Relations	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Emerging Sectors / Growth Opportunities	✓	✓	—	✓	✓	✓	✓	✓	✓	—	✓

EXECUTIVE OFFICERS OF REGISTRANT
The information regarding executive officers is included in
Part I.
Item 1. Business - Executive Officers
of the Original Filing.
CORPORATE GOVERNANCE
Enbridge is a “foreign private issuer” pursuant to applicable U.S. securities laws. Accordingly, Enbridge is permitted to follow home country practice instead of certain governance requirements set out in the New York Stock Exchange (the “NYSE”) rules, provided we disclose any significant differences between our governance practices and those required by the NYSE. Further information regarding those differences is available on our website (www.enbridge.com).
We have a comprehensive system of stewardship and accountability that meets applicable Canadian and U.S. requirements, including:

•
Canadian Securities Administrators National Policy
58-201 –
Corporate Governance Guidelines
, National Instrument
58-101
– Disclosure of Corporate Governance Practices
and National Instrument
52-110
–
Audit Committees
;

•	requirements of the CBCA; and

•	the corporate governance guidelines of the NYSE.
STATEMENT ON BUSINESS CONDUCT
Our Statement on Business Conduct (available on our website at www.enbridge.com) is our formal statement of expectations that applies to all individuals at Enbridge and our subsidiaries, including our directors, officers, employees, contingent workers as well as consultants and contractors retained by Enbridge. It discusses what we expect in various areas including:

•	complying with the law, applicable rules and all policies;

•	avoiding conflicts of interest, including examples of acceptable forms of gifts and entertainment;

•	anti-corruption and money laundering;

•	acquiring, using and maintaining assets (including computers and communication devices) appropriately;

•	data privacy, records management, and proprietary, confidential and insider information;

•	protecting health, safety and the environment;

•	interacting with landowners, customers, shareholders, employees and others; and

•	respectful workplace/no harassment.
The Board approved a revised Statement on Business Conduct in 2017, which became effective on September 29, 2017.
On the commencement of employment with Enbridge and annually thereafter, all Enbridge employees and contingent workers active in the company’s human resources information system are required to complete Statement on Business Conduct training and certify compliance with the Statement on Business Conduct. In addition, employees and contingent workers are also required to disclose any actual or potential conflicts of interest.
Directors must also certify their compliance with the Statement on Business Conduct on an annual basis.
During January 2021, all employees and contingent workers active in the company’s human resources information system were required to complete online Statement on Business Conduct training, certify their compliance and declare any real or potential conflicts of interest. As of the date of the Circular, approximately 99.2% of these Enbridge employees and contingent workers had certified compliance with the Statement on Business Conduct for the year ended December 31, 2020. All 11 current directors on the Board have also certified their compliance with the Statement on Business Conduct for the year ended December 31, 2020.
AUDIT, FINANCE & RISK COMMITTEE
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
Financial literacy
The Board defines an individual as financially literate if he or she can read and understand financial statements that are generally comparable to ours in breadth and complexity of issues. The Board has determined that all of the members of the Audit, Finance & Risk Committee are financially literate according to the meaning of NI
52-110
and the rules of the NYSE. It has also determined that Ms. Madden and Messrs. Coutu and England each qualify as “audit committee financial experts” as defined by the Exchange Act. The Board bases this determination on each director’s education, skills and experience.

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
Compensation committee interlocks and insider participation
The table below sets out the board interlocks in 2020. The Board has determined that the board interlocks set out below do not impair the ability of these directors to exercise independent judgment as members of our Board.

Name	Serve together on this board of a public company	Serve on these committees

Marcel R. Coutu	Brookfield Asset Management Inc.	Chair, audit committee Member, management resources and compensation committee
V. Maureen Kempston Darkes		Chair, risk management committee Member, management resources and compensation committee

Compensation discussion and analysis

Executive compensation
The following compensation discussion and analysis describes the 2020 compensation programs for our Named Executive Officers (“NEOs”). For 2020, our NEOs were:
Al Monaco President & Chief Executive Officer (CEO)

Colin K. Gruending Executive Vice President & Chief Financial Officer (CFO)

John K. Whelen 1 Former Executive Vice President

William T. Yardley Executive Vice President & President, Gas Transmission & Midstream

Vern D. Yu Executive Vice President & President, Liquids Pipelines

Robert R. Rooney Executive Vice President & Chief Legal Officer (CLO)

1	Mr. Whelen retired effective November 15, 2020.

19	Executive summary

21	Compensation policies and practices

22	Assessing 2020 performance

23	Approach to executive compensation

24	2020 compensation decisions
24	Base salary
25	Short-term incentive
27	Medium- and long-term incentives

33	2021 changes

33	Total direct compensation for Named Executive Officers

38	Other benefit elements
38	Retirement benefits
40	Other benefits

40	Compensation governance

42	Annual decision-making process

43	Share ownership

45	Executive compensation tables and other compensation disclosures

Executive summary

Strategic focus
Our 2020 Strategic Plan continued to emphasize disciplined organic growth of our four blue chip franchises: Liquids Pipelines, Gas Transmission and Midstream, Gas Distribution and Storage and Renewable Power Generation. Our strategic priorities are focused on driving growth through the enhancement of existing asset returns, along with prudent investment in new in-franchise
and capital efficient organic growth projects that fit our low risk pipeline-utility model. At the foundation of our strategic plan is a continued focus on the safe and reliable transportation of energy to end use markets, which is always our number one priority.
We delivered strong results driven by solid operating performance across the entire asset base despite the unprecedented impact of
COVID-19,
demonstrating the resiliency of cashflows associated with Enbridge’s low-risk
business model.
Compensation philosophy
Our executive compensation design is grounded in a
pay-for-performance
philosophy. Accordingly, base salary is the sole fixed source of our NEOs’ total direct compensation and variable compensation amounts earned by our NEOs are strongly aligned to the achievement of Enbridge’s strategic priorities. Compensation is targeted at median within the markets where Enbridge competes, with performance driving “at risk” incentive payouts up or down accordingly. The vast majority of executive compensation is considered “at risk” because its value is based on specific performance criteria and/or share price and payout is not guaranteed.
Exemplifying our values
Enbridge’s overall response to the pandemic exemplified our values and focus on our people, the communities in which we operate and our shareholders.
The
COVID-19
crisis has taken an unprecedented human and economic toll. As a company that employs thousands of people across hundreds of communities, and that safely delivers affordable, reliable energy that fuels quality of life for millions, we take our responsibility to be resilient in the service of our shareholders seriously.
From the outset of the pandemic, Enbridge’s priority has been to protect its employees, their families and communities, while continuing to safely operate essential infrastructure that delivers the energy people rely on every day.
Management acted swiftly and with compassion to support our employees. This included immediately implementing a work-from-home policy wherever possible and new safety protocols to protect our people, keeping our systems running safely and maintaining work on critical projects. Our emergency childcare benefit was doubled, our compassionate care benefits were enhanced, and our mental health program was significantly expanded to ensure our people had the support they needed to cope with balancing personal and work responsibilities.

Performance highlights for 2020

Priorities		Actions

1	Delivered distributable cash flow (“DCF”) and dividend growth
•  Strong financial and operating performance
•  Delivered $4.67 DCF per share
1
, above the midpoint of the 2020 guidance range
•  Increased dividend for the 25th consecutive year
•  Achieved $300 million of cost savings

2	Advanced and extended secured growth program
•  Completed $1.6 billion of secured growth projects in 2020
•  Added $5 billion of planned gas pipeline modernization and utility growth capital projects to secured growth inventory through 2023
•  Reached final investment decisions on 500 MW Fécamp offshore wind farm
•  Completed construction of the U.S. portion of Line 3 Replacement Program in North Dakota and commenced construction on the final segment in Minnesota
•  Advanced development and construction on $16 billion of capital to be placed into service between 2021 and 2023

3	Maintained balance sheet strength and flexibility
•  Exited 2020 with 4.6x
Debt-to-EBITDA
•  Maintained industry-leading investment grade credit ratings
•  Added $3 billion of available liquidity
•  Sold $400 million in assets, further strengthening financial flexibility

4	Advanced strategic priorities
•  Advanced Mainline Contracting offering process with the Canada Energy Regulator
•  Completed rate proceedings on Texas Eastern, Algonquin and B.C. Pipeline systems
•  Realized synergy capture within Gas Distribution and Storage

1	DCF per share is a non-GAAP measure; this measure is defined and reconciled in Item 11 – “Non-GAAP reconciliation”.

Compensation highlights for 2020
The following table shows annual base salary increases, voluntary base salary reductions and awards under the short-, medium- and long-term incentive plans for the NEOs, in each case as a percentage of base salary:

Executive	Annual base salary increase 1	Base salary reduction 2	Short-term incentive payment	Medium-term incentive award	Long-term incentive award

Al Monaco	5%	-15%	207%	520%	130%

Colin K. Gruending	25% 3	-10%	130%	320%	80%

John K. Whelen	3%	-10%	127%	320%	80%

William T. Yardley	3%	-10%	121%	320%	80%

Vern D. Yu	20% 3	-10%	114%	320%	80%

Robert R. Rooney	5%	-10%	114%	280%	70%

1	Annual base salary increases were effective April 1, 2020.
2	In response to the COVID-19 pandemic, reduced energy demand and reduced commodity prices, the CEO implemented voluntary base salary reductions, effective June 1, 2020.
3	Mr. Gruending and Mr. Yu each received a base salary increase to better align their positioning relative to the competitive market, as part of a phased-in approach since their role changes in 2019.

Compensation policies and practices

What we do	What we don’t do

✓ Use a pay-for-performance philosophy whereby the majority of compensation provided to executives is “at risk”	× Pay out incentive awards when unwarranted by performance

✓ Use a blend of short-, medium- and long-term incentive awards that are linked to business plans for the respective timeframe	× Count performance stock units, unvested restricted stock units or unexercised stock options toward stock ownership requirements

✓ Incorporate risk management principles into all decision-making processes to ensure compensation programs do not encourage inappropriate or excessive risk-taking by executives	× Grant stock options with exercise prices below 100% fair market value or re-price out-of-the-money options

✓ Regularly review executive compensation programs through third-party experts to ensure ongoing alignment with shareholders and regulatory compliance	× Use employment agreements with single-trigger voluntary termination rights in favor of executives

✓ Use both preventative and incident-based safety, environmental and operational metrics that are directly linked to short-term incentive awards	× Permit hedging of Enbridge securities

✓ Have meaningful stock ownership requirements that align the interests of executives with those of Enbridge shareholders	× Grant loans to directors or senior executives

✓ Benchmark executive compensation programs against a group of similar companies in Canada and the U.S. to ensure that executives are rewarded at competitive levels	× Provide stock options to non-employee directors

✓ Have an incentive compensation clawback policy	× Guarantee bonuses

✓ Use double-trigger change-in-control provisions within all incentive plan agreements beginning in 2017	× Apply tax gross-ups to awards

Assessing 2020 performance
As always, Enbridge’s focus on the safety of its employees, their families and their communities was at the forefront of our corporate actions in response to the
COVID-19
pandemic. Our response was swift and compassionate, supporting our employees and our operations. This included implementing an immediate work-from-home policy wherever possible and new safety protocols to protect our people, keeping our systems running safely and maintaining work on critical projects.
The following tables and charts outline key performance achievements for 2020.
Corporate actions

Delivered strong financial results	Optimized the base business

• Achieved DCF per share 1 above the midpoint of guidance range • Solid operational performance across all business lines • 4.6x Debt-to-EBITDA	• Achieved $300 million in cost savings • Completed rate proceedings on Texas Eastern, Algonquin and B.C. Pipeline • Captured synergies through amalgamated utilities

Growing organically	Executed capital program

•  Added approximately $5 billion of growth capital to the secured growth inventory in 2020
•  Completed construction of the U.S. portion of Line 3 Replacement Program in North Dakota and commenced construction on the final segment in Minnesota

•  Completed $1.6 billion of secured growth projects, including the final phase of Atlantic Bridge, Sabal Trail Phase II, the 2020 Modernization Program within Gas Transmission and Midstream, and the 2020 Utility Growth Program, including the Owen Sound Reinforcement and Windsor Line Replacement projects

1	DCF per share is a non-GAAP measure; this measure is defined and reconciled in Item 11 – “Non-GAAP reconciliation”.
2020 project execution

	Project	Expected ISD	Capital ($B) 1

Gas Transmission and Midstream	Sabal Trail Phase II	In-service	US$0.1
	2020 Modernization Program	In-service	US$0.7

Gas Distribution and Storage	2020 Utility Growth Program	In-service	0.5

2020 Total			1.6

1	U.S. dollars have been converted to Canadian dollars using an exchange rate of US$1 = C$1.30.
Financial
DCF per share
1

1	DCF and DCF per share are non-GAAP measures; these measures are defined and reconciled in Item 11 – “Non-GAAP reconciliation”.

Approach to executive compensation
Enbridge’s approach to executive compensation is set by the Human Resources & Compensation (“HRC”) Committee and approved by the Board. The compensation programs are designed to accomplish three objectives:

•	attract and retain a highly effective executive team;

•	align executives’ actions with Enbridge’s business strategy and the interests of Enbridge shareholders and other stakeholders; and

•	incentivize and reward executives for short-, medium- and long-term performance.
Alignment with company strategy

Safety and operational reliability is Enbridge’s number one priority.
Enbridge’s vision is to be the leading energy delivery company in North America. To achieve this goal, we are committed to delivering the energy people need and want, and creating value for all stakeholders. We aim to be the first choice of our customers, attract and retain energized employees and maintain the trust of our stakeholders.
Central to achieving this vision is a relentless focus on safety, operational reliability and protection of the environment to ensure that the needs of all stakeholders are met, and that Enbridge continues to be a good citizen within the communities in which we live and operate.
Enbridge’s executive compensation programs are aligned with the achievement of our strategic priorities and are designed to link payouts to those outcomes. They motivate management to deliver exceptional value to Enbridge stakeholders through strong corporate performance and investing capital in ways that minimize risk and maximize return, while always supporting the core business goal of delivering energy safely and reliably.
Management is committed to delivering steady, visible and predictable results, and operating assets in an ethical and responsible manner.
Executive compensation design
Enbridge’s executive compensation design consists of several components that balance the use of short- (annual incentive), medium- (performance stock units and restricted stock units) and long-term vehicles (stock options). The following chart describes the NEOs’ compensation components and the time horizon for vesting and/or realized value.

Pay for performance

Performance is foundational to Enbridge’s executive compensation design; incentive compensation plans incorporate operational safety and financial performance conditions.
Performance is the cornerstone of Enbridge’s executive compensation design. The Board reviews Enbridge’s business plans over the short-, medium- and long-term and the HRC Committee ensures the compensation programs are linked to these time frames. This focuses management on delivering value to Enbridge shareholders not only in the short term, but also continued performance over the long term.
Relevant corporate and business unit performance measures are established for the short-term incentive plan (“STIP”) that focus on the critical safety, reliability, environmental, customer, employee and financial aspects of the business.
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
At risk compensation

The vast majority of compensation for Enbridge’s President & CEO and other NEOs is considered “at risk”.
The chart below shows the target compensation mix for the President & CEO and the average for the other NEOs. The short-, medium- and long-term incentives are “at risk” because their value is based on specific performance criteria and payout is not guaranteed.
In 2020, 89% of the target total direct compensation for the President & CEO, and an average of 83% for the other NEOs, was at risk, directly aligning corporate, business unit and individual performance with the interests of Enbridge shareholders.

2020 compensation decisions
Base salary
Effective April 1, 2020, annual base salary adjustments, as shown below, were provided to the President & CEO and other NEOs. Mr. Gruending and Mr. Yu each received a base salary increase to better align their positioning relative to the competitive market, as part of a phased-in
approach since their role changes in 2019.
While Enbridge demonstrated resilience throughout the crises in 2020, it was not immune to the precipitous decline in economic activity and reduced demand for energy. Management took prudent and necessary action to reduce operating costs across the business and avoided company-wide layoffs by pursuing initiatives including organization-wide salary rollbacks (with voluntary base salary reductions for the CEO (15%) and other NEOs (10%) and Board compensation reduction (15%) effective June 1, 2020), a voluntary workforce reduction program and supply chain efficiencies.

Executive	Base salary at January 1, 2020 1	April 1, 2020 increase %	Base salary at April 1, 2020 1	June 1, 2020 reduction %	Base salary at December 31, 2020 1	Total % change in base salary in 2020

Al Monaco	$1,630,000	5%	$1,712,000	-15%	$1,455,200	-11%

Colin K. Gruending	$525,000	25%	$656,300	-10%	$590,670	13%

John K. Whelen	$641,200	3%	$660,400	-10%	$594,360	-7%

William T. Yardley	$725,290	3%	$747,075	-10%	$672,367	-7%

Vern D. Yu	$569,300	20%	$683,200	-10%	$614,880	8%

Robert R. Rooney	$569,300	5%	$597,800	-10%	$538,020	-5%

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.

Short-term incentive

It is critically important to ensure all Enbridge executives are incentivized to achieve not only financial results but also operational results in areas such as safety and environmental performance. For this reason, our STIP awards are designed to be a comprehensive analysis of corporate, business unit and individual performance, as determined by our HRC Committee.

•
Corporate performance.
The corporate component of the performance metrics is based on a single, objective company-wide performance metric that is designed to drive achievement of near-term business priorities and financial results for the organization.

•
Business unit performance.
Business unit performance is assessed relative to a scorecard of metrics and targets established for each business and their senior management teams, as applicable to those objectives relating to the business unit.

•
Individual performance.
Individual performance metrics for each of our NEOs are established to align with financial, strategic and operational priorities related to each executive’s portfolio and their contributions to the overall organization in consultation with the President & CEO, in order to recognize and differentiate individual actions and contributions in final pay decisions.

Performance metrics and ranges for threshold, target and maximum incentive opportunities for the corporate component of the STIP award are determined by the HRC Committee at the beginning of the year. Each executive’s target award and payout range reflect the level of responsibility associated with their role, as well as competitive practice, and is established as a percentage of base salary. In 2020, the STIP targets were adjusted as part of a phased-in
approach to align overall compensation to the competitive market, recognizing the increasing complexity of the business.

For 2020, each NEO’s target STIP award and corresponding weighting of corporate, business unit and individual performance metrics were as follows:

Executive	2020 target STIP (% of base salary)	2020 target STIP 1 2	Performance Measure Weighting			2019 target STIP (% of base salary)
			Corporate	Business Unit	Individual

Al Monaco	145%	$2,241,900	60%	20%	20%	140%

Colin K. Gruending	90%	$528,370	60%	20%	20%	80%

John K. Whelen 3	90%	$488,240	60%	20%	20%	80%

William T. Yardley	90%	$630,020	40%	40%	20%	80%

Vern D. Yu	90%	$555,120	40%	40%	20%	80%

Robert R. Rooney	80%	$445,920	60%	20%	20%	75%

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
2	2020 target STIP awards are based on base salary earned in 2020.
3	Mr. Whelen’s 2020 target STIP award has been prorated based on his retirement date of November 15, 2020.
The HRC Committee retains discretion to change performance measures, scorecards and the award levels when it believes it is reasonable to do so, considering matters such as key performance indicators and the business environment in which the performance was achieved. In addition, the HRC Committee retains discretion to approve adjustments to the calculated STIP award to reflect extraordinary events and other factors not contemplated in the original measures or targets. In 2020, no such adjustments were made to performance measures, scorecards or award levels, despite the unprecedented challenges Enbridge faced due to the
COVID-19
pandemic and the reduced energy demand.
As illustrated below, STIP awards are earned between
0-200%
of the target award based on achievement of the applicable corporate, business unit and individual performance metrics and giving effect to the applicable weighting of each metric.

Corporate performance

The corporate performance component is reviewed annually to select measures that align with our strategy and are appropriate for measuring annual performance. The same corporate component metrics and goals apply to each NEO. In February 2020, the HRC Committee approved management’s recommendation to use DCF per share. The HRC retains discretion to consider other factors (including our performance relative to our peers, other key performance indicators and market conditions) in assessing the strength of the corporate performance metrics and also retains discretion to determine the overall corporate performance payout.
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
For 2020, DCF per share targets were set using the external financial guidance range to determine threshold and target payments. For any payout to occur, Enbridge must achieve threshold performance. For a maximum payout to occur, Enbridge must achieve the top of the guidance range, which ensures there is appropriate stretch in the plan. Despite the unprecedented impact of
COVID-19
and reduced energy demand, the targets were not revised
in-year.

For purposes of Enbridge’s 2020 STIP awards, 2020 DCF per share was determined to be $4.69 and resulted in a performance multiplier of 1.27x, representing 100% of the corporate performance metric. No discretion was applied beyond standard normalizations.

2020 corporate STIP metric	DCF per share 1	Performance multiplier 2

Threshold (guidance minimum)	$4.50	0.5x

Target (guidance midpoint)	$4.65	1.0x

Maximum (guidance maximum)	$4.80	2.0x

Actual	$4.69	1.27x

1	DCF per share is a non-GAAP measure; this measure is defined and reconciled in Item 11 – “Non-GAAP reconciliation”.
2	DCF per share between thresholds in this table result in a performance multiplier calculated on a linear basis.
Business unit performance
The HRC Committee approved the application of the following scorecards for each of the NEOs. While the specific metrics used vary by business unit, each scorecard includes objectives relating to operational performance and reliability, financial performance and project execution as outlined below:

Executive	Business unit metrics	Description
Al Monaco	Composite measure 1	• Non-financial operating measures for the combined enterprise (including enterprise safety and environment)
Colin K. Gruending	Central Functions	• Weighted average of overall business unit results • Financial (corporate cost containment)
John K. Whelen	Central Functions (70%)	• Weighted average of overall business unit results • Financial (corporate cost containment)
	Energy Marketing (20%)	• Financial, operating and commercial measures for the Energy Marketing business unit
	Power Operations (10%)	• Financial, operating and commercial measures for the Power Operations business unit
William T. Yardley	Gas Transmission and Midstream	• Financial, operating and commercial measures for the Gas Transmission and Midstream business unit
Vern D. Yu	Liquids Pipelines	• Financial, operating and commercial measures for the Liquids Pipelines business unit
Robert R. Rooney	Central Functions	• Weighted average of overall business unit results • Financial (corporate cost containment)

1	The business unit metric for Mr. Monaco is a composite measure, representing enterprise-wide performance as, in his capacity as President & CEO, he oversees the overall organization.

Individual performance
In the first quarter of 2020, after discussion with the Board, the HRC Committee approved individual performance objectives for Mr. Monaco, taking into consideration the company’s financial and strategic priorities. For our other NEOs, Mr. Monaco established their individual objectives for 2020 at the start of the year, based on strategic and operational priorities related to each executive’s portfolio and other factors.
Short-term incentive award outcomes
Each NEO’s calculated STIP award, as well as the actual award, is as follows:

Executive	Corporate multiplier	x	Weight	+	Business Unit multiplier	x	Weight	+	Individual multiplier	x	Weight	=	Overall multiplier

Al Monaco	1.27	x	60%	+	1.34	x	20%	+	2.00	x	20%	=	1.43

Colin K. Gruending	1.27	x	60%	+	1.50	x	20%	+	1.90	x	20%	=	1.44

John K. Whelen	1.27	x	60%	+	1.56	x	20%	+	1.70	x	20%	=	1.41

William T. Yardley	1.27	x	40%	+	1.15	x	40%	+	1.90	x	20%	=	1.35

Vern D. Yu	1.27	x	40%	+	0.95	x	40%	+	1.90	x	20%	=	1.27

Robert R. Rooney	1.27	x	60%	+	1.50	x	20%	+	1.80	x	20%	=	1.42
Short-term incentive award calculations
Enbridge delivered strong results in 2020 driven by solid operating performance across the entire asset base despite the unprecedented impact of
COVID-19
and reduced energy demand, demonstrating the resiliency of cashflows associated with Enbridge’s low-risk
business model. Though the business environment changed drastically because of these crises, management was held to account against the original 2020 STIP targets set at the beginning of the year and well in advance of
COVID-19.
Performance outcomes are based on actual results relative to the agreed targets and were achieved through early, swift and sustained management actions throughout 2020. Furthermore, no discretion was requested nor applied to the calculated awards.

Executive	Base salary 1 2 ($)	x	STIP target (%)	x	Overall multiplier	=	Calculated award ($) 1	Actual award ($) 1

Al Monaco	1,546,139	x	145%	x	1.43	=	3,205,919	3,205,919

Colin K. Gruending	587,074	x	90%	x	1.44	=	761,904	761,904

John K. Whelen	542,492	x	90%	x	1.41	=	690,766	690,766

William T. Yardley	700,018	x	90%	x	1.35	=	849,262	849,262

Vern D. Yu	616,801	x	90%	x	1.27	=	703,893	703,893

Robert R. Rooney	557,394	x	80%	x	1.42	=	634,091	634,091

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
2	Base salary used in the calculation is reflective of base salary earned in 2020.
Medium- and long-term incentives

Medium- and long-term incentive awards were granted in 2020 under the Enbridge Inc. 2019 Long Term Incentive Plan (2019 LTIP).
In 2020, we introduced share-settled restricted stock units (“RSUs”) into the overall pay mix, enhancing retentive value and maintaining alignment with shareholders. This change aligns with our strategy and the competitive market while maintaining the majority of our pay mix in performance-based
vehicles to align with our
pay-for-performance philosophy.
Enbridge’s medium- and long-term incentive for executives includes three primary vehicles: performance stock units (“PSUs”), RSUs and incentive stock options (“ISOs”).

Enbridge’s medium- and long-term incentives are forward-looking compensation vehicles, and as such, grants are considered part of the compensation for the year of grant and onward instead of in recognition of prior performance or previously granted awards.
The various awards that apply to executives have different terms, vesting conditions and performance criteria, mitigating the risk that executives produce only short-term results. This approach also benefits shareholders and helps maximize the ongoing retentive value of the medium- and long-term incentives granted to executives.

Medium- and long-term incentive grants are determined as follows:

The table below outlines the medium- and long-term incentive plans used in 2020.

	PSU	RSU	ISO

Term	Three years	Three years	10 years

Description	Phantom share/units with performance conditions that affect the payout	Phantom share/units	Options to acquire Enbridge shares For U.S. participants, awards are granted in non-qualified options that do not meet the requirements of section 422 of the U.S. Internal Revenue Code

Frequency	Granted annually	Granted annually	Granted annually

Performance conditions	50% DCF per share growth relative to a target set at the beginning of the term	n/a	n/a

50% total shareholder return (“TSR”) performance relative to peers

Vesting	Units cliff vest at the end of the term including dividend equivalents as additional units	Units cliff vest at the end of the term including dividend equivalents as additional units	Options vest 25% per year over four years, starting on the first anniversary of the grant date

Payout	Paid out in cash based on market value of an Enbridge share at the end of the term, subject to adjustment from 0-200% based on achievement of the performance conditions above	Settled in shares at the end of the term	Participant acquires Enbridge shares at the exercise price defined as fair market value at the time of grant
Medium- and long-term incentive targets (as a % of base salary)
The table below shows the target medium- and long-term incentive awards for each NEO in 2020, as well as the amount each plan contributes to that total, in each case as a percentage of base salary. These targets represent a 60%/20%/20% PSU/RSU/ISO vehicle mix.

Executive	Total 2020 target medium- and long- term incentives	Annual grant
		PSUs	RSUs	ISOs

Al Monaco	650%	390%	130%	130%

Colin K. Gruending	400%	240%	80%	80%

John K. Whelen	400%	240%	80%	80%

William T. Yardley	400%	240%	80%	80%

Vern D. Yu	400%	240%	80%	80%

Robert R. Rooney	350%	210%	70%	70%

Performance stock units
PSUs are granted annually, in the first quarter of the year, and vest after three years based on the achievement of pre-established
and specific performance measures; the executives’ potential payout at the end of the performance period can range from 0% to 200% of the target award depending on the level of achievement of the performance measures.
For grants in 2020, the following two performance measures were used, each weighted at 50%:

•
DCF per share growth.
This measure represents a commitment to Enbridge shareholders to achieve distributable cash flow growth that demonstrates Enbridge’s ability to deliver on its growth plan and continued dividend increases. Measurement against Enbridge’s long-range plan, as well as against industry growth rates, differentiates this metric compared to its use in the STIP, which is based on the
1-year
external guidance range. The different measurement standards are designed to avoid excessive overlap between Enbridge’s compensation programs. Furthermore, DCF per share growth is only one of two equally weighted metrics used for PSUs.

•
Relative TSR.
This measure is used to compare Enbridge against its performance comparator group. For this measure, Enbridge compares itself against the following group of companies, chosen because they are all capital market competitors, operating in a comparable industry sector.

Performance comparator group: relative TSR

Canadian Utilities Limited	NextEra Energy Inc.

CenterPoint Energy, Inc.	NiSource Inc.

Dominion Resources	ONEOK, Inc.

DTE Energy Company	Pembina Pipeline Corporation

Duke Energy Corporation	PG&E Corporation

Energy Transfer LP	Plains All American Pipeline, L.P.

Enterprise Products Partners, L.P.	Sempra Energy

Fortis Inc.	The Southern Company

Inter Pipeline Ltd.	TC Energy Corporation

Kinder Morgan, Inc.	The Williams Companies, Inc.

Magellan Midstream Partners, L.P.
Payout is determined at the end of the three-year term using an actual performance multiplier that ranges from 0% to 200% depending on whether the performance conditions are met. The final Enbridge share price for payout is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the 20 trading days immediately preceding the maturity date, on which performance is certified. Payout is made in cash.
2020 performance stock unit grant
The mechanics of the 2020 PSU grant is illustrated below.

The following PSU grants were made to the NEOs in 2020:

Executive	Number of PSUs granted (#)	Grant value (as % of base salary) 1

Al Monaco	124,500	390%

Colin K. Gruending	24,680	240%

John K. Whelen	30,140	240%

William T. Yardley	35,260	240%

Vern D. Yu	26,760	240%

Robert R. Rooney	23,410	210%

1	PSU grant sizes were based on the 20-day volume weighted average share price immediately preceding January 1, 2020.
Restricted stock units
RSUs are granted annually, in the first quarter of the year, and vest after three years. Payout is determined at the end of the three-year term. The final Enbridge share price at the end of the term is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the last 20 trading days before the end of the term. These awards, including dividend equivalents accrued as additional RSUs, are settled in Enbridge shares.
2020 restricted stock unit grant
The following RSU grants were made to the NEOs in 2020:

Executive	Number of RSUs granted (#)	Grant value (as % of base salary) 1

Al Monaco	41,500	130%

Colin K. Gruending	8,230	80%

John K. Whelen	10,050	80%

William T. Yardley	11,750	80%

Vern D. Yu	8,920	80%

Robert R. Rooney	7,800	70%

1	RSU grant sizes were based on the 20-day volume weighted average share price immediately preceding January 1, 2020.
Incentive stock options
ISOs provide executives an opportunity to buy Enbridge shares at some point in the future at the exercise price defined at the time of grant. Members of Enbridge’s senior management, including all of the NEOs, are eligible to receive ISOs.
ISOs are typically granted in February or March every year to both Canadian and U.S. members of senior management. ISOs vest in equal instalments over a four-year period. The maximum term of an ISO is 10 years, but the term can be reduced if the executive leaves Enbridge as described in the “Termination provisions of equity compensation plans” section. The exercise price of an ISO is the closing price of an Enbridge share on the listed exchange the last trading day before the grant date. The grant date will be no earlier than the third trading day after a trading blackout period ends. ISOs are never backdated or re-priced.
ISOs may be granted to executives when they join Enbridge, normally effective on the executive’s date of hire. If the hire date falls within a blackout period, the grant is delayed until after the end of the blackout period.

2020 incentive stock option grant
The following ISO grants were made to the NEOs in 2020:

Executive	Number of ISOs granted (#)	Grant value (as % of base salary) 1

Al Monaco	614,200	130%

Colin K. Gruending	121,740	80%

John K. Whelen	148,680	80%

William T. Yardley	129,020	80%

Vern D. Yu	132,010	80%

Robert R. Rooney	115,510	70%

1
Differences in value as reported in the 2020 summary compensation table are not reflective of discretionary adjustments but rather are due to differences in valuations using the Black-Scholes model at the time of approval and grant date.

Awards vesting in 2020
2018 performance stock unit payout
The PSUs granted in February 2018 matured on December 31, 2020 and both performance targets were exceeded. The DCF per share compound growth was 9.15%, while the relative TSR performance placed at the 77th percentile. The overall performance multiplier of 1.82x was calculated based on the following metrics:

	Multiplier 1	DCF per share compound growth	TSR

Threshold	0.0x	3.4%	at or below 25th percentile

Target	1.0x	6.0%	at median

Maximum	2.0x	11.0%	at or above 75th percentile

Actual	1.82x	9.15% (1.63x multiplier)	77th percentile (2.00x multiplier)

1	Performance between the thresholds in this table results in a performance multiplier calculated on a linear basis.
Adjusted DCF per share is based on operating cash flows and is a non-GAAP
measure, which is defined and reconciled in Item 11 –
“Non-GAAP
reconciliation”.
For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see Item 11 – “Non-GAAP reconciliation”.
The performance peer group for the 2018 PSU payout was as follows:

Performance comparator group: relative TSR

Canadian Utilities Limited	NiSource Inc.

Dominion Resources	ONEOK, Inc.

DTE Energy Company	Pembina Pipeline Corporation

Energy Transfer LP	PG&E Corporation

Enterprise Products Partners, L.P.	Plains All American Pipeline, L.P.

Fortis Inc.	Sempra Energy

Inter Pipeline Ltd.	TC Energy Corporation

Kinder Morgan, Inc.	The Williams Companies, Inc.

Magellan Midstream Partners, L.P.

This resulted in the following payouts for the NEOs in early 2021:

Executive	PSUs granted (#)	+	Notionally reinvested dividends (#)	Total PSUs (#)	x	Performance multiplier	x	Final share price 1 2 ($)	=	Payout ($)

Al Monaco	103,590	+	22,849	126,439	x	1.82x	x	42.26	=	9,724,864

Colin K. Gruending	6,440	+	1,421	7,861	x	1.82x	x	42.26	=	604,577

John K. Whelen	27,125	+	5,983	33,108	x	1.82x	x	42.26	=	2,546,456

William T. Yardley	32,070	+	7,092	39,162	x	1.82x	x	41.88	=	2,984,853

Vern D. Yu	16,440	+	3,626	20,066	x	1.82x	x	42.26	=	1,543,361

Robert R. Rooney	20,090	+	4,431	24,521	x	1.82x	x	42.26	=	1,886,017

1	The volume weighted average share price of an Enbridge share on the TSX or NYSE for the 20 trading days immediately preceding December 31, 2020.
2	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
2017 Spectra Energy phantom stock unit payout
The 2017 Spectra Energy phantom stock units granted to Mr. Yardley on February 14, 2017 vested on February 14, 2020.

Executive	Total phantom stock units (#)	x	Final share price 1 2 ($)	=	Payout ($) 2 3

William T. Yardley	17,908	x	53.76	=	962,820

1	The closing price of an Enbridge share on the NYSE on February 14, 2020.
2	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
3	In addition to the amount above, a dividend payout in cash of US$109,938 was made.
2018 restricted stock unit payout
Mr. Gruending received a 2018 RSU grant which vested on December 1, 2020.

Executive	RSUs granted (#)	+	Notionally reinvested dividends (#)	Total RSUs (#)	x	Final share price 1 ($)	=	Payout ($)

Colin K. Gruending	4,960	+	998	5,958	x	38.25	=	227,877

1	The volume weighted average share price of an Enbridge share on the TSX for the 20 trading days immediately preceding December 1, 2020.
2019 restricted stock unit payout
On May 8, 2019, Mr. Yardley was awarded a retention award given his critical role in delivering Gas Transmission and Midstream strategic priorities. This award consisted of 40,421 RSUs, 20% of which vested on May 8, 2020, the first anniversary of the grant. Another 20% of the award will vest on the second anniversary, and the remaining 60% on the third anniversary of the grant date. The table below outlines the tranche that vested in 2020:

Executive	RSUs granted (#)	+	Notionally reinvested dividends (#)	Total RSUs (#)	x	Final share price 1 2 ($)	=	Payout 2 ($)

William T. Yardley	8,084	+	522	8,606	x	37.61	=	323,675

1	The volume weighted average share price of an Enbridge share on the NYSE for the 20 trading days immediately preceding May 8, 2020.
2	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.

2021 changes

Enbridge has always integrated ESG into its strategy and decisions and takes pride in its industry leadership. To reinforce this, management took two important steps; the introduction of Inclusion as a core company value and, in November 2020, the announcement of ESG goals, including for GHG emissions reduction and increased diversity and inclusion within Enbridge’s workforce and on its Board of Directors. Of note, and further reinforcing accountability to stakeholders, beginning in 2021, progress towards goals will be reflected in incentive compensation for all employees, including the CEO and executive management.
2020 was an unprecedented year for Enbridge due to the impact of
COVID-19,
reduced demand for energy and reduced commodity prices. In response to these factors, management implemented voluntary base salary reductions for NEOs, as outlined in the 2020 compensation decisions. This action supported our short-term cost reduction initiative in response to the potential financial implications of the business environment at that time. We have been closely monitoring the impact that our base salary reductions have had on our competitiveness. In light of the success of our cost reduction initiative, business performance in 2020 and to align with our compensation philosophy of providing market competitive pay levels, reinstatement of pre-rollback
base salaries will take place in 2021.
On February 18, 2021, Mr. Yu was awarded a $2 million retention award given his critical role in delivering Liquids Pipelines strategic priorities and the execution of Enbridge’s overall strategy. The award was delivered in the form of RSUs to align with the shareholder experience over the term. 20% of the award will vest on each of the first and second anniversaries of the grant date, with the remainder of such award vesting on the third anniversary of grant, in each case, subject to Mr. Yu’s continued employment with Enbridge.

Total direct compensation for Named Executive Officers
Profiles have been prepared for each of the NEOs that provide:

•	A summary of individual accomplishments in 2020; and

•	2020 pay mix (2020 base salary, STIP with respect to 2020 and medium- and long-term incentives granted in 2020).
The values provided in the NEOs’ profiles are taken from the 2020 summary compensation table.

Al Monaco

President & CEO Mr. Monaco is responsible for setting and executing Enbridge’s strategic priorities and serves on the company’s Board of Directors.
In 2020, Mr. Monaco provided strategic and executive leadership in the following areas:

•	Health, safety and wellbeing of our workforce in a global pandemic

•	Operational reliability and undisrupted delivery service to customers across all of our systems in a pandemic-challenged environment

•	Early and decisive action in mitigating the financial impact of COVID-19 and severe disruption in North American energy demand

•	Achievement of DCF per share budget despite unprecedented industry downturn and loss of liquids pipeline throughput

•	Maintaining strong balance sheet and increasing financial liquidity that protected the business in a volatile and unpredictable operating and capital markets environment

•	Achievement of substantial overhead savings, including through voluntary workforce reduction program while retaining critical staff and improving employee engagement

•	Dividend increase of 10%—25th consecutive year

•	Obtaining all regulatory approvals and permits and commenced Line 3 Replacement Program construction in Minnesota

•	Completion and into service of $1.6 billion of capital projects

•	Securing an additional $5 billion of new growth projects

•	Sale of $0.4 billion of non-core assets

•	Achievement of Debt-to-EBITDA at 4.6x, which is at the low end of the target leverage range

•	Establishment of industry leading emissions reductions targets tied to executive compensation

•	Establishment of diversity and inclusion targets tied to executive compensation

•	Establishment of extended 3-year growth outlook and revised capital allocation framework

•	Advancement of lower carbon footprint strategy including growth in offshore renewables business – one new project sanctioned; two projects began construction

•	Significant shareholder engagement and top-rated investor relations program

•	Senior management rotations supporting development/succession planning

President & CEO compensation

Our President & CEO is primarily responsible for executing our long-term business strategy as well as shorter-term strategies that support our long-term objectives. The HRC Committee recognizes that Mr. Monaco is managing a changing and increasingly complex business and that it is important to reward these efforts. In 2020, these efforts included decisive action to mitigate the impact of
COVID-19
on our financial and operational performance as well as on the health and safety of our employees, customers and communities. The HRC Committee believes Mr. Monaco’s compensation should be consistent with this level of responsibility and thus evaluates his pay annually and, if necessary, adjusts it to ensure it is aligned with the market and our strategic goals. Recent adjustments to certain elements of Mr. Monaco’s pay have resulted in an increase in his target total direct compensation. These adjustments demonstrate the HRC Committee’s efforts to bring his pay closer to the market median, using a phased-in
approach over a period of years, and to recognize his role in the company’s success. Consistent with our philosophy, a significant portion of the overall increase was delivered through LTIP, which are aligned to the achievement of our strategic priorities and with shareholder interests.

Colin K. Gruending

Executive Vice President & Chief Financial Officer

Mr. Gruending is responsible for all corporate financial affairs of the company, including financial planning and reporting, tax, treasury and financial risk management.

In 2020, Mr. Gruending provided strategic and executive oversight in the following areas:

•
Stewardship of the company’s financial performance to achieve budgeted results, notwithstanding challenges posed by
COVID-19
and related lower transportation demand, including the swift development and implementation of a cost reduction and amended financing plan to retain maximum enterprise strength, in the case of a prolonged pandemic

•	Raising $8.5 billion of long-term capital on attractive terms in support of the company’s growth program

•	Stewardship of the capital allocation framework and sustained and strengthened Enbridge’s financial position (Debt-to-EBITDA ratio of 4.6x, which is at the low end of the stated target range)

•	Advancement of the execution of Enbridge’s Enterprise Resource Planning implementation, an initiative to automate and harmonize key financial and work management systems

•	Development of the 2021 budget, financing plan, and 3-year outlook
•	The company’s accounting, treasury, risk management, taxation, audit, and investor relations functions, including the development of top talent and strengthening engagement levels

John K. Whelen

Former Executive Vice President Mr. Whelen was responsible for all corporate development affairs of the company, strategy and planning, Energy Services and the Power business.
In 2020, Mr. Whelen provided strategic and executive oversight in the following areas:

•	Development and implementation of a dynamic strategic planning framework to assess and respond to challenges and opportunities arising from the impact of COVID-19 and energy market disruptions

•	Delivery of an updated strategic plan in response to evolving energy fundamentals and changes in Enbridge’s business environment

•	Development of a framework and methodologies to support the implementation of enterprise-wide GHG emissions reduction goals and related measures that were announced in November of 2020

•
Advancement of a number of renewable power projects under construction or in earlier stages of development, including development and implementation of a strategy to develop renewable electric generation facilities to power Enbridge’s core operations

•	Development of staff and senior management for broader roles, ensuring a smooth succession and transition to new leadership of Corporate Development functions upon his retirement in November of 2020

William T. Yardley

Executive Vice President & President, Gas Transmission & Midstream Mr. Yardley is responsible for Enbridge’s natural gas transmission and midstream business across North America.
In 2020, Mr. Yardley provided strategic and executive oversight in the following areas:

•	Completion of a transformational year in the system-wide asset integrity and modernization program

•	Implementation of rate initiatives on Algonquin and Texas Eastern, and filed rate proceedings on East Tennessee Natural Gas, Maritimes & Northeast Pipeline and Alliance Pipeline

•	Completion of the first-ever solar self-power project in Lambertville, NJ, a major step in a system-wide emissions reduction effort

•	Major contract renewal effort, achieving a revenue renewal rate of over 99% with customers on our major pipelines

•
Championing safe and responsible operations, resulting in a 50% decrease in business unit recordable injury frequency among employees and contractors and a 40% decrease in environmental incident frequency from 2019

•	Keeping US$3 billion of projects on track for in-service dates

•	Identifying $2 billion per year of future development opportunities

•	Securing pipeline agreements for liquefied natural gas projects for up to US$4 billion in investment opportunity, advancing gulf coast strategy
•	Demonstration of operational resiliency with minimal impacts to customers associated with 12 named tropical storms and hurricanes impacting Gas Transmission and Midstream assets in 2020

•	Ensuring safe continuity of operations at all times during the COVID-19 pandemic

Vern D. Yu

Executive Vice President & President, Liquids Pipelines Mr. Yu is responsible for Enbridge’s crude oil and liquids pipeline business across North America.
In 2020, Mr. Yu provided strategic and executive oversight in the following areas:

•	Implementation of significant new health and safety protocols related to COVID-19 to ensure that the Liquids Pipelines system operated uninterrupted in 2020

•	Achievement of above target reliability

•
Achievement of 2020 financial performance within target range for Liquids Pipelines, overcoming an unprecedented reduction in refinery demand and an associated reduction in Mainline volumes due to
COVID-19

•	Implementation of significant system and cost efficiencies to offset reduced Mainline throughput

•	Achievement of record high volumes to the U.S. Gulf Coast through the Market Access pipelines

•	Completion of the North Dakota section of the Line 3 Replacement Program on budget and on schedule

•	Obtaining all necessary State and Federal permits to begin construction of the Minnesota section of the Line 3 Replacement Program
•	Progressing the regulatory process for Mainline contracting with the Canada Energy Regulator, answering more than 3,300 interrogatory requests

•	Completion of Line 5 tunnel permit applications

•	Implementation of a diversity plan for Liquids Pipelines and improved diversity within the leadership team

Robert R. Rooney

Executive Vice President & Chief Legal Officer Mr. Rooney is responsible for the legal, ethics and compliance, security and aviation functions across Enbridge.
In 2020, Mr. Rooney provided executive oversight for a number of substantial legal, business and regulatory matters, including:

•	Acquiring all permits, approvals and judicial decisions necessary to commence construction of the Line 3 Replacement Program in Minnesota

•	Legal and regulatory aspects of the Ontario Energy Board approvals to advance Enbridge’s renewable natural gas and hydrogen projects

•	Legal and regulatory aspects for the T-North and T-South expansion projects in British Columbia

•	Legal and regulatory strategy for Line 5 in Michigan to maintain operations and advance the Great Lakes Tunnel project

•	Legal aspects of the European offshore wind business that achieved final investment decision at Fécamp, acquisition of an interest in Mistral and sell-downs to Canada Pension Plan Investment Board

•	Development of a new strategic plan for Security to support the company

•	Primary legal support for all corporate finance activities

•	Effective corporate governance and supported leading ESG practices
•	Legal and regulatory strategy for the Mainline contracting application to the Canada Energy Regulator

•	Management of the Aviation function to provide safe and efficient pipeline patrols and services

•	Continued advancement of our workforce diversity and inclusion initiatives

Other benefits elements
Retirement benefits
The NEOs participate in the Senior Management Pension Plan (“SMPP”), a
non-contributory
defined benefit plan that provides market competitive retirement income to all Canadian and U.S. members of senior management. Before becoming participants in the SMPP, certain NEOs participated in a non-contributory
defined benefit or defined contribution pension plan.
Defined benefit plan
The following graphic shows how the SMPP retirement benefit payable at normal retirement age is calculated:

Key terms of the SMPP:

•	Eligibility: members of senior management join the SMPP on the later of their date of hire or promotion to a senior management position;

•	Vesting: plan participants are fully vested immediately;

•
Retirement age: normal retirement date is age 65. Participants can retire with an unreduced pension at age 60, or as early as age 55 if they have 30 years of service. If they have less than 30 years of service, they can still retire as early as age 55, but their retirement benefit is reduced by 3% per year before age 60;

•	Adjustment for inflation: retirement benefits are indexed at 50% of the annual increase in the consumer index price; and

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

•	Retirement Plan for Employees of Enbridge Inc. and Affiliates;

•	Enbridge Employee Services, Inc. Employees’ Pension Plan;

•	Enbridge Supplemental Pension Plan; and

•	Enbridge Employee Services Inc. Supplemental Pension Plan for United States Employees
Prior to the merger of Enbridge Inc. and Spectra Energy Corp (the Merger Transaction), Mr. Yardley participated in a qualified and a non-qualified
cash balance arrangement, to which there are no further contributions or service accruals.

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

Executive 8	Credited service (years)	Annual benefits payable		Accrued obligation at Jan 1, 2020 ($)	Compensatory change 1 ($)	Non- compensatory change 2 ($)	Accrued obligation at Dec 31, 2020 ($)
		At year end ($)	At age 65 ($)
				A	B	C	A+B+C

Al Monaco 3	22.08	1,463,000	1,625,000	26,182,000	1,462,000	2,333,000	29,977,000

Colin K. Gruending 4	17.25	232,000	530,000	4,681,000	1,017,000	675,000	6,373,000

John K. Whelen 5	23.03	447,000	447,000	8,039,000	525,000	1,438,000	10,002,000

William T. Yardley 6 7	20.13	201,000	363,000	2,778,000	396,000	289,000	3,463,000

Vern D. Yu	19.75	343,000	525,000	6,368,000	1,177,000	877,000	8,422,000

Robert R. Rooney	3.92	67,000	86,000	895,000	349,000	136,000	1,380,000

1	The components of compensatory change are current service cost and the difference between actual and estimated pensionable earnings.
2	The non-compensatory change includes interest on the accrued obligation at the start of the year, changes in actuarial assumptions and other experience gains and losses not related to compensation.
3
Mr. Monaco’s retirement benefit is calculated using a 2.5% accrual rate for each year of credited service between 2008 and 2013. The higher accrual rate is equivalent to approximately 1.50 years of credited service. Upon Mr. Monaco’s appointment to President & CEO, a cap to the annual pension payable of $1,750,000 was implemented.

4	Mr. Gruending’s SMPP retirement benefits earned after December 31, 2017 are not indexed for inflation.
5	Mr. Whelen’s annual benefits payable and accrued obligation at year end reflects his retirement in 2020.
6
The impact of changes to exchange rates on Mr. Yardley’s accrued obligation is reflected in the non-compensatory
change. The accrued obligation for Mr. Yardley’s cash balance retirement benefits prior to joining the SMPP are US$1,019,509 at the start of the year and US$1,060,289 at year end.

7	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
8
In 2020, all NEOs were granted a temporary hold-harmless against a reduction to their SMPP pension resulting from the significant reductions in base salary should they retire within 5 years of the reduction. These base salary reductions were related to the impacts of
COVID-19,
reduced energy demand and reduced commodity prices, and were not intended to have a permanent impact on the SMPP lifetime pensions. As indicated under “2021 changes” on page 33, NEO base salaries are to be reinstated in 2021.

Defined contribution plan
The defined contribution pension plan is a
non-contributory
pension plan. The level of contribution varies, depending on age and years of service. None of the NEOs are currently participating in the defined contribution pension plan.
Mr. Monaco, Mr. Gruending, Mr. Whelen and Mr. Yu participated in the defined contribution plan for three years, four years, four years and five years, respectively, prior to joining the SMPP. The values shown below reflect market value of assets of the defined contribution plan.

Executive	Accumulated value at Jan 1, 2020 ($)	Compensatory change 1 ($)	Accumulated value at Dec 31, 2020 ($)

Al Monaco	72,413	-	77,811

Colin K. Gruending	79,400	-	82,499

John K. Whelen	79,579	-	83,086

Vern D. Yu	79,916	-	84,966

1	The compensatory change is equal to contributions made by the company during 2020.

Other benefits
Enbridge’s savings plan and benefits plans are key elements of the total compensation package for our employees, including NEOs.
Savings Plan
Enbridge provides a savings plan for Canadian employees and a 401(k) savings plan for U.S. employees. All NEOs participate in the savings plan on the same terms as eligible employees. The savings plans assist and encourage employees to save by matching 100% of employee contributions up to plan limits (maximum 2.5% and 6% of base salary for Canadian employees and U.S. employees, respectively) and subject to applicable tax limits. In Canada, matching contributions are provided as flex credits which may be used to purchase additional benefits or taken as after-tax
cash; in the U.S., matching contributions are invested in the savings plan.
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
The HRC Committee assists the Board in carrying out its responsibilities with respect to compensation matters by providing oversight and direction on human resources strategy, policies and programs for the NEOs, senior management and the broader employee base. This includes compensation, equity incentive plans, pension and benefits as well as talent management, succession planning, workforce recruitment, retention, diversity and inclusion, and employee health and safety in response to the
COVID-19
pandemic. The HRC Committee provides oversight regarding the management of broader people-related risk and, in addition, specifically reviews the compensation programs from a risk perspective.
All members of the HRC Committee are independent under the independence standard discussed in this Amendment No. 1 on Form 10-K/A. The members of the HRC Committee are V. Maureen Kempston Darkes (chair), Pamela L. Carter, Marcel R. Coutu, Susan M. Cunningham and Gregory J. Goff.
The members of the HRC Committee have experience as members of the compensation committees of other public companies. In addition, the members of the HRC Committee have experience in top leadership roles, strong knowledge of the energy industry, experience as directors of other public companies, and a mix of other relevant skills and experience. This background provides the HRC Committee members with the collective experience, knowledge and skills to effectively carry out their responsibilities. For information on each HRC Committee member’s experience and current service on other public company boards and committees, see the director profiles, beginning on page 4. For information on each HRC Committee member’s skills and experience, see the skills and experience matrix on page 15. For information on each HRC Committee member’s participation on other Board committees, see page 14.
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
Although the HRC Committee is required to consider these factors, it is free to select or receive advice from an Advisor that is not independent. The HRC Committee has determined that Mercer, as an Advisor, is independent.

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
The HRC Committee chair reviews and approves the terms of engagement with Mercer every year. The terms specify the work to be done in the year, Mercer’s responsibilities and its fees. Management can also retain Mercer on compensation matters from time to time or for prescribed compensation services. The HRC Committee chair must, however, approve all services that are not standard in nature, considering whether or not the work would compromise Mercer’s independence.
Management and the HRC Committee engaged Mercer in 2020 to provide analysis and advice on various compensation matters. The following table provides a breakdown of services provided by and fees paid to Mercer and its affiliates (a significant portion of which relate to risk brokerage service fees paid to Marsh Inc., a Mercer affiliate) by Enbridge and its affiliates in 2020 and 2019:

Nature of work	Approximate fees in 2020 ($)	Approximate fees in 2019 ($)

Executive compensation related fees 1	296,735	296,632

All other fees 2	5,658,518	6,148,371

Total	5,955,253	6,445,003

1	Includes all fees related to executive compensation associated with the President & CEO and the executive leadership team.
2
Includes fees paid for other matters that apply to Enbridge as a whole, such as pension actuarial valuations, renewal and pricing of benefit plans, evaluation of geographic market differences and regulatory proceedings support. Also includes significant risk brokerage service fees paid to Marsh for services provided to our operating affiliates.

Compensation services received by Enbridge from Advisors are not sole sourced from one provider; each situation and need is assessed independently, and other providers are used depending on the nature of the service required, and the qualifications of the provider. In 2020, Enbridge did not engage the services of other compensation consultants.

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

•
a rigorous approach to goal setting and a process of establishing targets with multiple levels of performance, which mitigate excessive risk-taking that could harm Enbridge’s value or reward poor judgment of executives;

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
The chart below shows the process by which compensation decisions are made.

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

Based on these criteria, Enbridge uses a single peer group of Canadian and U.S. companies to reflect Enbridge’s identity as a North American leader that happens to be based in Canada. Our peer group of energy and infrastructure companies is weighted heavily towards the U.S. as the U.S. market offers more comparable peers from an industry and/or size/complexity perspective. It is important to note that Enbridge limits the peer group to those in the energy and infrastructure space, rather than extending to other capital-intensive sectors, as these companies are subject to the same external industry pressures and macroeconomic factors as Enbridge.
Our peer group contains companies that are generally similar in size to Enbridge, primarily in terms of enterprise value, and secondarily market capitalization and assets; size constraints were relaxed in certain instances to include those similar to Enbridge in terms of operational profile.
Enbridge’s compensation benchmarking peer group is reviewed annually by the HRC Committee. The peer group used for determining compensation in 2020 was unchanged from 2019.

2020 compensation peer group

Canadian National Railway Company	NextEra Energy Inc.

Canadian Natural Resources Limited	Occidental Petroleum Corporation

Chevron Corporation	Phillips 66

Conoco Phillips	Schlumberger Limited

Dominion Resources Inc.	Suncor Energy Inc.

Duke Energy Corporation	The Southern Company

Energy Transfer Partners, L.P.	The Williams Companies Inc.

Enterprise Products LP	TC Energy Corporation

Halliburton Company	Union Pacific Corporation

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

Executives can acquire Enbridge shares by participating in the employee savings plan, exercising stock options or by making personal investments in Enbridge shares. Personal holdings, and Enbridge shares held in the name of a spouse, dependent child or trust, all count toward meeting the guidelines. PSUs, unvested RSUs and unexercised stock options do not count toward meeting the guidelines (resulting in a more stringent threshold than typical practice).

The share ownership requirement is six times base salary for the President & CEO and three times base salary for the other NEOs. The NEOs have until January 1, 2022 to comply with their increased target, with the exception of Mr. Gruending who has four years from his appointment to Executive Vice President & CFO. All have already met or exceeded the requirement, as noted in the following graph.

Target and actual share ownership as of December 31, 2020

Executive compensation tables and other compensation disclosures
2020 summary compensation table
The table below shows the total amounts that Enbridge and its subsidiaries paid and granted to the NEOs for the years ended December 31, 2020, 2019 and 2018. Amounts represented below for Mr. Yardley were originally paid in U.S. dollars and have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end
exchange rate of US$1 = C$1.2740, US$1 = C$1.2967, and US$1 = C$1.3657 for 2020, 2019 and 2018, respectively.

Name and principal position 1	Year	Salary ($)	Stock- based awards 2 ($)	Option- based awards 3 ($)	Non- equity incentive plan compen- sation 4 ($)	Pension value 5 ($)	All other compen- sation 6 ($)	Total ($)

Al Monaco President & Chief Executive Officer	2020	1,546,139	8,475,960	2,303,250	3,205,919	1,462,000	61,568	17,054,836
	2019	1,592,878	6,129,560	3,327,732	3,687,712	3,195,000	60,502	17,993,384
	2018	1,479,450	4,439,868	2,777,446	3,473,453	1,141,000	68,509	13,379,726

Colin K. Gruending Executive Vice President & Chief Financial Officer	2020	587,074	1,680,385	456,525	761,904	1,017,000	12,032	4,514,919
	2019	467,122	1,225,912	316,315	583,360	1,498,000	25,460	4,116,169
	2018	361,656	496,675	172,549	338,078	421,000	231,272	2,021,230

John K. Whelen Former Executive Vice President	2020	542,492	2,052,101	557,550	690,766	525,000	73,105	4,441,015
	2019	635,849	1,604,385	870,883	821,199	645,000	17,568	4,594,884
	2018	619,500	1,244,477	758,499	886,132	126,000	33,466	3,668,074

William T. Yardley Executive Vice President & President, Gas Transmission & Midstream	2020	700,018	2,320,853	598,335	849,262	396,000	32,065	4,896,533
	2019	732,029	3,828,546	1,069,747	767,701	351,400	32,993	6,782,416
	2018	751,161	1,570,650	847,539	968,697	359,000	32,958	4,530,005

Vern D. Yu Executive Vice President & President, Liquids Pipelines	2020	616,801	1,821,821	495,038	703,893	1,177,000	22,579	4,837,131
	2019	564,541	1,424,276	773,196	711,996	1,478,000	22,648	4,974,657
	2018	450,000	723,196	440,752	900,000	122,000	29,030	2,664,978

Robert R. Rooney Executive Vice President & Chief Legal Officer	2020	557,394	1,593,583	433,163	634,091	349,000	18,167	3,585,397
	2019	564,541	1,139,225	618,565	689,992	286,000	10,283	3,308,606
	2018	550,000	883,759	538,734	729,299	236,000	20,742	2,958,534

1	Mr. Whelen retired effective November 15, 2020.
2
The amounts disclosed in this column include the aggregate grant date fair value of PSUs and RSUs granted in 2020, 2019 and 2018. These amounts are calculated by multiplying the number of performance and restricted stock units by the unit values in the table below:

Year granted	C$	US$

2020	51.06	38.75

2019	48.81	36.97

2018	43.99	38.59

In May 2019, Mr. Yardley was granted 40,421 RSUs with grant date fair value of US$37.11.
3
The amounts in this column represent the grant date fair value of stock option awards granted to each of the NEOs. The grant date fair value of stock option awards is measured using the Black-Scholes option-pricing model, based on the following assumptions:

	February 2020		February 2019		February 2018

Assumptions	C$	US$	C$	US$	C$	US$

Expected option term	6 years	6 years	6 years	6 years	6 years	6 years

Expected volatility	17.587%	20.283%	18.318%	21.802%	21.077%	21.893%

Expected dividend yield	5.847%	5.847%	5.961%	5.961%	6.377%	6.377%

Risk free interest rate	1.314%	1.416%	1.615%	2.333%	2.088%	2.694%

Exercise price	$55.54	$41.97	$48.30	$36.71	$43.02	$33.97

Option value	$3.75	$3.64	$4.03	$4.07	$3.82	$3.40

4	The amounts disclosed in this column represent amounts paid under the Enbridge Inc. STIP with respect to the 2020, 2019 and 2018 performance years.
5	The pension values are equal to the compensatory change shown in the defined benefit plan table.

6	The table below describes the elements comprising the amounts presented in this column for 2020:

Executive	Matching contribution under retirement savings plan ($)	Excess flexible benefit credit a ($)	Unused vacation ($)	Personal use of company aircraft ($)	Parking ($)	Other benefits b ($)	Total ($)

Al Monaco	-	40,854	-	7,865	6,108	6,741	61,568

Colin K. Gruending	-	7,232	-	-	4,800	-	12,032

John K. Whelen	-	4,244	59,817	-	4,200	4,844	73,105

William T. Yardley	21,786	-	-	8,950	-	1,329	32,065

Vern D. Yu	-	12,083	-	-	4,800	5,696	22,579

Robert R. Rooney	-	11,872	-	-	4,800	1,495	18,167

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

b)	Other benefits include executive medical and other incidental compensation.
Executive compensation and shareholder return
The chart below shows the value of a $100 investment made January 1, 2016 in both Enbridge common shares and the S&P/TSX Composite Index and the S&P 500 index, at the end of each of the last five years (assuming reinvestment of dividends throughout the term). It also shows the growth in average total direct compensation for the NEOs reported in the 2020 summary compensation table over the same period.
Total direct compensation includes base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards. Average total direct compensation is taken by dividing total direct compensation from the 2020 summary compensation table by the number of named executives in any given year. The total direct compensation value for NEOs is 0.72% of our adjusted earnings of $4,894 million for 2020.
The total return on Enbridge common shares has been positive from 2016 to 2020. Average compensation paid to the NEOs has also increased over the same period.

Outstanding option-based and share-based awards
The table below shows the option-based and share-based awards that were outstanding on December 31, 2020. The market value of unvested or unearned awards is calculated based on C$40.71 per share for awards denominated in Canadian dollars and US$31.99 for awards denominated in U.S. dollars, the closing prices of our shares on the TSX and NYSE on December 31, 2020. The grant date fair value for U.S. option grants and the market value of unvested or unearned awards denominated in U.S. dollars were each converted from U.S. dollars to Canadian dollars using the published WM/Reuters 4 pm London year-end
exchange rate of US$1 = C$1.2740.

	Option-based awards 1					Share-based awards

	Number of securities underlying unexercised options (#)	Option exercise price 2 ($)	Option expiry date	Value of in-the-money unexercised options 3		Number of units that have not vested 4 5 (#)		Market or payout value of units not vested 3 ($)	Market or value of vested share-based awards not paid out or distributed 3 6 ($)
Named executive officer				Vested ($)	Unvested ($)

Al Monaco	614,200	55.54	2/20/2030	0	0	43,966		1,789,860

	825,740	48.30	2/21/2029	0	0	131,898		5,369,580

	727,080	43.02	2/27/2028	0	0	141,635		5,765,960

	584,000	55.84	2/28/2027	0	0	-		-	9,724,864

	365,000	44.06	3/1/2026	0	0

	196,000	59.08	3/2/2025	0	0

	199,000	48.81	3/13/2024	0	0

	229,000	44.83	2/27/2023	0	0

	147,500	38.34	3/2/2022	349,575	0

Colin K. Gruending	121,740	55.54	2/20/2030	0	0	8,719		354,953

	78,490	48.30	2/21/2029	0	0	26,147		1,064,428

	45,170	43.02	2/27/2028	0	0	28,108		1,144,261

	48,670	55.84	2/28/2027	0	0	-		-	604,577

	64,600	44.06	3/1/2026	0	0

	64,780	59.08	3/2/2025	0	0

	66,500	48.81	3/13/2024	0	0

	72,000	44.83	2/27/2023	0	0

	69,750	38.34	3/2/2022	165,308	0

John K. Whelen	148,680	55.54	11/15/2025	0	0	2,772		112,848

	216,100	48.30	11/15/2023	0	0	9,749		396,900

	198,560	43.02	11/15/2023	0	0	23,432		953,936

	152,910	55.84	11/15/2023	0	0	-		-	2,546,456

	82,430	44.06	11/15/2023	0	0

	109,670	59.08	11/15/2023	0	0

	92,700	48.81	11/15/2023	0	0

	78,550	44.83	2/27/2023	0	0

	77,050	38.34	3/2/2022	182,609	0

	84,000	28.78	2/14/2021	1,002,540	0

William T. Yardley	129,020	US41.97	2/20/2030	0	0	12,448		507,343

	202,700	US36.71	2/21/2029	0	0	37,355		1,522,460

	182,520	US33.97	2/27/2028	0	0	44,312		1,806,034

	56,580	US41.64	2/28/2027	0	0	36,471	7	1,486,427

	58,941	US28.87	2/16/2026	234,292	0	-		-	2,984,853

Vern D. Yu	132,010	55.54	2/20/2030	0	0	9,450		384,712

	191,860	48.30	2/21/2029	0	0	28,350		1,154,136

	115,380	43.02	2/27/2028	0	0	32,911		1,339,789

	93,300	55.84	2/28/2027	0	0	-		-	1,543,361

	96,750	44.06	3/1/2026	0	0

	82,340	59.08	3/2/2025	0	0

	83,350	48.81	3/13/2024	0	0

	83,250	44.83	2/27/2023	0	0

	64,350	38.34	3/2/2022	152,510	0

Robert R. Rooney	115,510	55.54	2/20/2030	0	0	8,264		336,407

	153,490	48.30	2/21/2029	0	0	24,801		1,009,654

	141,030	43.02	2/27/2028	0	0	26,324		1,071,648

	167,200	55.84	2/28/2027	0	0	-		-	1,886,017

1	Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date.
2	Option exercise prices are reflected in the currency granted.
3	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
4	The number of PSUs and RSUs outstanding includes dividend equivalents as of December 31, 2020.
5	A performance multiplier of 1.0x has been used (PSUs only), based on achieving the target performance level as defined in the plan.
6	Reflects the payout value of the 2018 PSU grant, which vested on December 31, 2020 but will not be paid until March 2021. A performance multiplier of 1.82x is used.
7
Reflects RSUs granted on May 8, 2019 that remain outstanding, 20% of which vested on the first anniversary of the grant date, 20% and 60% of which vest on the second and third anniversaries of the grant date, respectively.

Value vested or earned in 2020

Executive	Value vested during the year			Value earned during the year
	Option-based awards 1 2 ($)	Share-based awards 1 3 ($)		Non-equity incentive plan 1 4 ($)

Al Monaco	3,406,926	9,724,864		3,205,919

Colin K. Gruending	321,146	832,454	5	761,904

John K. Whelen	888,481	2,546,456		690,766

William T. Yardley	333,142	4,271,348	6	849,262

Vern D. Yu	704,506	1,543,361		703,893

Robert R. Rooney	544,704	1,886,017		634,091

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
2	The values of the option-based awards listed above are based on the following:

Grant date	Grant price	2020 vesting date	Closing price on 2020 vesting date

2/29/2016	$44.06	2/28/2020	$49.96

2/28/2017	$55.84	2/28/2020	$49.96

2/28/2017	US$41.64	2/28/2020	US$37.43

2/27/2018	$43.02	2/27/2020	$50.84

2/27/2018	US$33.97	2/27/2020	US$37.66

2/21/2019	$48.30	2/21/2020	$55.31

2/21/2019	US$36.71	2/21/2020	US$41.87

3	Includes the 2018 PSUs, including dividend equivalents, that matured on December 31, 2020. A performance multiplier of 1.82x has been used.
4	Based on corporate, business unit and individual performance for the 2020 performance year.
5	Includes the 2018 RSUs, including dividend equivalents, that matured on December 1, 2020.
6	Includes the 2019 RSUs, including dividend equivalents, that matured on May 8, 2020.
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

Type of termination	Base salary	Short-term incentive	Medium- and long-term incentives	Pension	Benefits

Resignation	None	Payable in full if executive has worked the entire calendar year and remains actively employed on the payment date. Otherwise, none.	• PSUs and RSUs forfeited. • Vested stock options must be exercised within 30 days of resignation or by the end of the original term (if sooner). • Unvested stock options are cancelled.	No longer earns service credits.	None
Retirement		Current year’s incentive prorated to retirement date
•  PSUs and RSUs are prorated to retirement date and value is assessed and paid at the end of the usual term.

•  Stock options granted prior to 2020 continue to vest and can be exercised for three years after retirement (or option expiry, if sooner)

•  Stock options granted in 2020 continue to vest and can be exercised for five years after retirement (or option expiry, if sooner)
Post-retirement benefits begin.

Termination not for cause or constructive dismissal	Current salary is paid in a lump sum (3x for CEO and 2x for other NEOs)
The average short-term incentive award over the past two years is paid out in a lump sum (3x for CEO and 2x for other NEOs)
plus
the current year’s short-term incentive, prorated based on active service during the year of termination based on target performance

•  PSUs and RSUs are prorated to date of termination (plus any applicable notice period) and value is assessed and paid at the end of the usual term.

•  Vested stock options must be exercised according to stock option terms.

•  The
in-the-money
spread value of unvested stock options is paid in cash.
				Additional years of pension credit are added to the final pension calculation (three years for CEO and two years for other NEOs).	Value of future benefits paid out in a lump sum (3x for CEO and 2x for other NEOs).
Termination following a change of control (CIC)
•  PSUs vest and value is assessed and paid on performance measures deemed to have been achieved as of the change of control. RSUs vest and are paid out.

•  All stock options vest and remain exercisable for 30 days following termination (or option expiry, if sooner).

The amounts shown in the table below include the estimated potential payments and benefits that would be payable to each of our NEOs as a result of the specified triggering event, assumed to occur as of December 31, 2020. The actual amounts that would be payable in these circumstances can be determined only at the time of the executive’s separation, would include payments or benefits already earned or vested and may differ from the amounts set forth in the table below. Amounts in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end
exchange rate of US$1 = C$1.2740.

Named executive officer 1	Triggering event 2	Base salary 3 ($)	Short- term incentive 4 ($)	Medium- term incentive 5 ($)	Long- term incentive 6 ($)	Pension 7 ($)	Benefits 8 ($)	Total payout ($)

Al Monaco	CIC	-	-	-	-	-	-	0
	Death	-	-	12,925,401	-	-	55,969	12,981,370
	Retirement	-	-	5,883,086	-	-	55,969	5,939,056
	Voluntary or for cause termination	-	-	-	-	-	55,969	55,969
	Involuntary termination without cause	4,365,600	10,741,747	12,925,401	-	3,771,000	252,009	32,055,757
	Involuntary or good reason termination after a CIC	4,365,600	10,741,747	12,925,401	-	3,771,000	252,009	32,055,757

Colin K. Gruending	CIC	-	-	-	-	-	-	0
	Death	-	-	3,707,902	-	-	22,718	3,730,620
	Voluntary or for cause termination	-	-	-	-	-	22,718	22,718
	Involuntary termination without cause	1,181,340	921,438	3,691,385	-	1,551,000	88,954	7,434,117
	Involuntary or good reason termination after a CIC	1,181,340	921,438	3,691,385	-	1,551,000	88,954	7,434,117

John K. Whelen 9	Retirement	-	-	709,308	-	-	59,817	769,125

William T. Yardley	CIC	-	-	-	-	-	-	0
	Death	-	-	5,322,264	-	-	25,860	5,348,124
	Retirement	-	-	2,597,159	-	-	25,860	2,623,019
	Voluntary or for cause termination	-	-	-	-	-	25,860	25,860
	Involuntary termination without cause	1,344,735	2,212,254	5,298,656	-	837,000	94,914	9,787,559
	Involuntary or good reason termination after a CIC	1,344,735	2,212,254	5,298,656	-	837,000	94,914	9,787,559

Vern D. Yu	CIC	-	-	-	-	-	-	0
	Death	-	-	2,878,638	-	-	23,649	2,902,287
	Voluntary or for cause termination	-	-	-	-	-	23,649	23,649
	Involuntary termination without cause	1,229,760	1,611,996	2,860,736	-	2,159,000	100,581	7,962,073
	Involuntary or good reason termination after a CIC	1,229,760	1,611,996	2,860,736	-	2,159,000	100,581	7,962,073

Robert R. Rooney	CIC	-	-	-	-	-	-	0
	Death	-	-	2,417,709	-	-	20,693	2,438,402
	Retirement	-	-	1,098,013	-	-	20,693	1,118,706
	Voluntary or for cause termination	-	-	-	-	-	20,693	20,693
	Involuntary termination without cause	1,076,040	1,419,291	2,402,055	-	971,000	87,933	5,956,319
	Involuntary or good reason termination after a CIC	1,076,040	1,419,291	2,402,055	-	971,000	87,933	5,956,319

1	Mr. Whelen retired on November 15, 2020.
2	Messrs. Monaco, Yardley and Rooney are the only NEOs who are retirement eligible as of December 31, 2020. Retirement eligibility under Enbridge programs means age 55 or older.
3	Reflects a lump sum payment equal to three times (for Mr. Monaco) and two times (for Messrs. Gruending, Yardley, Yu and Rooney) the NEO’s base salary in effect as at December 31, 2020.
4
Reflects a lump sum payment equal to three times (for Mr. Monaco) and two times (for Messrs. Gruending, Yardley, Yu and Rooney) the average of the short-term incentive award paid to the NEO in the two years preceding the year in which the termination occurs. In addition, the amount the NEO would receive as short-term incentive payment for the current year is reflected in the 2020 summary compensation table.

5
Represents the value of RSUs and PSUs that would vest and be settled in cash upon the triggering event, based on C$40.71 for awards granted in Canadian dollars and US$31.99 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2020 and assuming, in the case of PSUs, target performance. For PSUs and RSUs, severance period, as outlined in the executive employment agreement, counts towards active service when prorating for termination without cause.

6
Represents the
“in-the-money
value” of unvested ISOs as of December 31, 2020, that would be paid in cash (as a result of an involuntary termination without cause) or that would become vested (as a result of an involuntary or good reason termination after a Change in Control or retirement).
In-the-money
value is calculated as C$40.71 for awards granted in Canadian dollars and US$31.99 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2020, less the applicable exercise price of the option.

7	Reflects the value of three additional years of pension credit for Mr. Monaco and two additional years of pension credit for each of Messrs. Gruending, Yardley, Yu and Rooney.
8
Reflects a lump sum cash payment in respect of the flex credit allowance, vacation carryover and savings plan matching contributions that would have been paid by Enbridge in respect of the NEO over a period of three years (for Mr. Monaco) or two years (for each of Messrs. Gruending, Yardley, Yu and Rooney) following the executive’s termination, plus an allowance for financial and career counselling.

9
Amounts shown for Mr. Whelen represent the value on his departure date, with payout value of the unvested medium- and long-term incentives based on the closing price of an Enbridge share on the TSX on November 13, 2020 of $37.38.

Additional equity compensation information
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
The Performance stock option plan was historically used to grant options, but no options have been granted under it since 2014.
Enbridge adopted the 2019 LTIP effective February 13, 2019, under which stock options were granted beginning in 2019. Beginning in 2020, share-settled RSUs were granted under the 2019 LTIP. The 2019 LTIP was approved by our shareholders at our 2019 annual meeting of shareholders. No further awards have been or will be granted under the Incentive stock option plan or Performance stock option plan after February 13, 2019, and all shares still available to be issued and not subject to awards under these prior stock option plans became available under the 2019 LTIP.
Shares reserved for equity compensation as of December 31, 2020

	A	B		C

Plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column A) (#)

2019 LTIP	11,683,418	50.91	3 4	38,016,582

Prior stock option plans 1	24,146,312	48.82	3	—

Spectra 2007 LTIP 2	775,806	36.78	3	—

				1.8770% of total issued and outstanding Enbridge shares

1	Includes 24,146,312 options outstanding under the Incentive stock option plan and no options outstanding under the Performance stock option plan.
2
Awards granted under the Spectra 2007 LTIP were assumed by Enbridge at the closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.

3	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2740.
4
This weighted-average exercise price relates only to options granted under the 2019 LTIP. All other awards granted under the 2019 LTIP are deliverable without the payment of any consideration, and therefore these awards have not been considered in calculating the weighted average exercise price.

Awards granted and outstanding as of December 31, 2020

Awards outstanding	# outstanding	% of total issued and outstanding Enbridge shares

2019 LTIP	11,683,418	0.5768

Incentive stock option plan	24,146,312	1.1922

Performance stock option plan	0	0.0000

Spectra 2007 LTIP – stock options 1	775,806	0.0383

1	Awards granted under the Spectra 2007 LTIP as described in the “Assumed equity-based compensation awards from Spectra Energy” section.
Plan restrictions – 2019 LTIP

Enbridge shares reserved for issue under the 2019 LTIP
49,700,000 in total, or 2.45% of Enbridge’s total issued and outstanding Enbridge shares as of December 31, 2020.

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

Annual burn rate

Awards outstanding	2020	2019	2018

2019 LTIP	0.2529%	0.3348%	—

Incentive stock option plan 1	—	—	0.3350%

Performance stock option plan 2	—	—	—

Spectra 2007 LTIP – stock options 3	—	—	—

1	No grants have been made under this plan since 2018.
2	No grants have been made under this plan since 2014.
3
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
Termination provisions of equity compensation plans
The termination provisions for equity compensation awards granted under the 2019 LTIP (as governed by the incentive stock option grant agreements and the RSU grant agreements), the incentive stock option plan (2007), as revised, and the performance stock option plan, are summarized below.

Reason for termination		Incentive stock option provisions 1	Restricted stock unit provisions

Resignation		Can exercise vested options up to 30 days from the date of termination or until the option term expires (if sooner).	All outstanding RSUs are forfeited.

Retirement
For incentive stock options granted prior to 2020, options continue to vest and can be exercised up to three years from retirement or until the stock option term expires (if sooner).

For incentive stock options granted in 2020 and thereafter, options continue to vest and can be exercised up to five years from retirement or until the stock option term expires (if sooner).

Conditions for performance stock options are mentioned below.
RSUs are prorated to retirement date and value is assessed and settled at the end of the usual term.

Death		All options vest and can be exercised up to 12 months from the date of death or until the option term expires (if sooner).	All outstanding RSUs become vested and are settled no later than 30 days following the date of death.

Disability		Options continue to vest based on the regular provisions of the plan.	All outstanding RSUs become vested and are settled no later than 30 days following the date of disability.

Involuntary termination	not for cause
Unvested options continue to vest during the notice period, and options that are vested or become vested can be exercised up to 30 days after the notice period expires or until the option term expires (if sooner).
RSUs are prorated to termination date (plus any applicable notice period) and value is assessed and settled at the end of the usual term.
	for cause	All options are cancelled on the date of termination.	All outstanding RSUs are forfeited.

Reason for termination	Incentive stock option provisions 1	Restricted stock unit provisions

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

If the employment of a participant is terminated without cause, (including constructive dismissal) by the company or a subsidiary within two years after a change of control, then all outstanding RSUs become vested and are settled no later than 30 days following the date of termination.

Other transfer or assignment of awards	The holder of an option may not transfer or assign it other than by will, or as allowed by the laws of descent and distribution.	The award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution.

1	Differences in termination provisions apply for US$ options where the executive has elected treatment as incentive stock options within the meaning of U.S. Internal Revenue Code Section 422.

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

Assumed equity-based compensation awards from Spectra Energy
Pursuant to the terms of the merger agreement, Enbridge assumed all awards outstanding under the Spectra Energy Corp 2007 Long Term Incentive Plan, as amended and restated (the “Spectra 2007 LTIP”) at the closing of the Merger Transaction (“Assumed Spectra LTIP Awards”). The Assumed Spectra LTIP Awards, including the shares of Enbridge issuable thereunder, were approved by Enbridge shareholders as part of the Merger Transaction on December 15, 2016. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.
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

•	Awards. As described in more detail below, the Assumed Spectra LTIP Awards include:

—	Spectra Energy options;

—	Spectra Energy phantom units;

—	Spectra Energy PSUs; and

—	Dividend equivalent awards.

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

Quantification of equity-based compensation
As of December 31, 2020, there is an aggregate of 775,806 Enbridge shares issuable in connection with the outstanding Assumed Spectra LTIP Awards, representing approximately 0.0383% of Enbridge’s issued and outstanding shares. Set forth below are the number of Enbridge shares issuable under the Spectra 2007 LTIP in connection with the exercise or settlement of the Assumed Spectra Energy Awards outstanding as of December 31, 2020.

Spectra Energy options	Spectra Energy phantom units	Total Enbridge shares issuable under Spectra 2007 LTIP	Percentage of issued and outstanding Enbridge shares

775,806	0	775,806	0.0383%
Termination provisions of Spectra Energy options, Spectra Energy phantom units, and Spectra Energy PSUs
The termination provisions for the Spectra Energy options, Spectra Energy phantom units, and Spectra Energy PSUs are described below.

Reason for termination	Provisions
Voluntary termination (not retirement eligible)
The unvested portion of such an award terminates immediately.

Vested Spectra Energy options can be exercised through the earlier of 3 months following termination of employment or the 10th anniversary of the grant date.

Voluntary termination (retirement eligible)
The award is
pro-rated
based on full and partial months of service during the vesting period, and the pro-rated
award becomes payable on the original vesting date.

Vested Spectra Energy options can be exercised through the 10th anniversary of the grant date.

Involuntary termination, for cause
The unvested portion of such an award terminates immediately.

Vested Spectra Energy options can be exercised through the earlier of 3 months following termination of employment or the 10th anniversary of the grant date.

Involuntary termination, without cause or for good reason before 2 year anniversary of change in control (the 2-Year CIC Period)	The unvested portion of such an award vests upon such termination from employment. Vested Spectra Energy options can be exercised through the 10th anniversary of the grant date.
Involuntary termination, without cause after 2-Year CIC Period
The award is
pro-rated
based on full and partial months of service during the vesting period.

Spectra Energy PSUs – The
pro-rated
award becomes payable on the original vesting date.

Spectra Energy phantom units – The
pro-rated
award becomes payable upon such termination from employment.

Vested Spectra Energy options can be exercised through the earlier of 3 months following termination of employment or the 10th anniversary of the grant date.

Employment termination as a result of death or disability
The unvested portion of such an award vests.

Vested Spectra Energy options can be exercised through the earlier of 36 months following such termination of employment or the 10th anniversary of the grant date.

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
Report of the Human Resources & Compensation Committee
The Human Resources & Compensation Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management. Based on the review and discussion, the Human Resources & Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Circular. This report is provided by the following independent directors who comprise the Human Resources & Compensation Committee:
V. Maureen Kempston Darkes (Chair)
Pamela L. Carter
Marcel R. Coutu
Susan M. Cunningham
Gregory J. Goff

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
The Governance Committee uses a peer group of companies to set the annual retainers for our Board and targets director compensation at or about the 50th percentile. See “Benchmarking to peers” beginning on page 43 for more information about our peer group and how we benchmark executive compensation.
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
Throughout the
COVID-19
pandemic, our priority has been to protect our employees, their families and our communities, while continuing to safely operate the critical infrastructure that delivers the energy people rely on every day. In the context of the
COVID-19
pandemic, reduced global energy demand and reduced commodity prices, the company initiated actions to bolster our resiliency. After a comprehensive review of operating expenditures, we initiated actions to reduce costs by approximately $300 million in 2020. These actions included company-wide compensation reductions, including a 15% reduction in Board compensation. Effective June 1, 2020, the Directors’ Compensation Plan was amended to reduce: the Board retainer from US$285,000 to US$242,250 and the Chair of the Board retainer (including the Board annual retainer) from US$550,000 to US$467,500. Board committee chair retainers were not amended.
To align with our director compensation philosophy of targeting director compensation at or about the 50th percentile in our peer group, the Directors’ Compensation Plan was amended effective April 1, 2021 to reinstate the Board and Chair of the Board retainers in effect immediately before the June 2020 reductions.
All
non-employee
director compensation in 2020 was paid under the Directors’ Compensation Plan. We do not compensate non-employee
directors under our 2019 Long Term Incentive Plan.
2020 director share ownership requirements

About DSUs

A deferred share unit (“DSU”) is a notional share that has the same value as one Enbridge common share. Its value fluctuates with variations in the market price of Enbridge shares.

DSUs do not have voting rights but they accrue dividends as additional DSUs, at the same rate as dividends paid on our common shares.

We expect directors to own Enbridge shares so they have an ongoing stake in the company and are aligned with the interests of shareholders. Directors must, within five years of becoming a director, hold at least three times their annual Board retainer in DSUs or Enbridge shares. The annual Board retainer since June 1, 2020 was US$242,250 and the director share ownership requirement since June 1, 2020 was US$726,750. Effective April 1, 2021, the director share ownership requirement will increase to US$855,000.
If a decrease in the market value of Enbridge shares results in a director no longer meeting the share ownership requirements, we expect him or her to buy additional Enbridge shares in order to satisfy the minimum threshold.
DSUs are paid out when a director retires from the Board. They are settled in cash, based on the weighted average of the trading price of common shares on the TSX for the last five trading days before the date that is three trading days before the payment date, multiplied by the number of DSUs the director holds. Directors may not engage in equity monetization transactions or hedges involving securities of Enbridge (see “Anti-hedging policy” on page 42).
2020 compensation components
Our Directors’ Compensation Plan has four components:

•	an annual retainer;

•	an annual retainer if he or she serves as the Chair of the Board or chair of a Board committee;
•	a travel fee for attending Board and Board committee meetings; and

•	reimbursement for reasonable travel and other out-of-pocket expenses relating to his or her duties as a director.
We do not have meeting attendance fees.
Our Directors’ Compensation Plan has been in effect since 2004 and was revised in 2010, 2013, 2015, 2016, 2018, 2019, 2020 and 2021. The table below shows the fee schedule for directors in 2020. Directors are paid quarterly. Mr. Monaco does not receive any director compensation because he is our President & CEO and is compensated in that role.
We have not granted stock options to directors since 2002. Mr. Ebel held certain Spectra Energy equity awards at the closing of the Merger Transaction that were generally treated in the same manner as those held by other employees of Spectra Energy.
Directors can receive their retainer in a combination of cash, Enbridge shares and DSUs, but they must receive a minimum amount in DSUs, described below. Travel fees are always paid in cash.

2020 Directors’ Compensation Plan retainers 1

	Annual amount (US$)		Cash	Enbridge shares	DSUs	Cash	Enbridge shares	DSUs

Compensation component			Before minimum share ownership			After minimum share ownership

Board retainer	285,000 (until May 31 242,250 (from June 1	) )
Additional retainers
Chair of the Board retainer	265,000 (until May 31 225,250 (from June 1	) )
Board committee chair retainer			Up to 50%	Up to 50%	50% to 100%	Up to 65%	Up to 65%	35% to 100%
• Audit, Finance & Risk	25,000
• Human Resources & Compensation	20,000
• Safety & Reliability	15,000
• Corporate Social Responsibility	15,000
• Governance	15,000

Travel Fee (per meeting)	1,500		100%	-	-	100%	-	-

1	Effective April 1, 2021, the Directors’ Compensation Plan was amended to reinstate the Board and Chair of the Board retainers in effect immediately before the June 2020 reductions.

For purposes of the explanation that follows in this paragraph, all references to “retainer” shall include the “Board retainer” and “additional retainers” described in the table above. Before a director reaches the minimum share ownership level, at least one half of their retainer will be paid in the form of DSUs, with the balance paid in cash, Enbridge shares or DSUs, according to a percentage mix they choose. Once a director reaches the minimum share ownership level, they can choose to receive between 35% and their entire retainer in DSUs, with the balance in cash, Enbridge shares or a combination of both, according to a percentage mix they choose. Directors are allocated the DSUs and Enbridge shares based on the weighted average of the trading price of the Enbridge shares on the TSX for the five trading days immediately preceding the date that is two weeks prior to the date of payment.
Directors who do not make a timely election as to the form in which they wish to receive their retainer will receive the applicable minimum amount in DSUs (in 2020, 35% if they have met the share ownership requirement and 50% if they have not) and the balance in cash.
The table below shows the compensation components in which each director’s annual retainer for the year ended December 31, 2020 was delivered.

Director	Cash (%)	Enbridge shares (%)	DSUs (%)

Pamela L. Carter	40	25	35

Marcel R. Coutu	-	-	100

Susan M. Cunningham	30	20	50

Gregory L. Ebel	50	-	50

J. Herb England	-	65	35

Gregory J. Goff	50	-	50

V. Maureen Kempston Darkes	-	-	100

Teresa S. Madden	50	-	50

Al Monaco 1	-	-	-

Stephen S. Poloz	30	-	70

Dan C. Tutcher	-	-	100

Former Directors

Charles W. Fischer 2	50	-	50

Catherine L. Williams 3	20	40	40

1	Mr. Monaco does not receive any compensation as a director of Enbridge because he is our President & CEO.
2	Mr. Fischer passed away on June 17, 2020.
3	Ms. Williams retired from the Board effective May 5, 2020.

Director compensation table
The table below provides information concerning the compensation of each non-employee
director who served at any time in 2020. Mr. Monaco does not receive any compensation as a director of Enbridge because he is our President & CEO. For information on Mr. Monaco’s compensation, see page 45.

		Share based awards 2				All other compensation			Total

	Fees earned 1 (cash)	Enbridge Shares 3		DSUs 3		Other fees 4	Dividends on DSUs 5

Director	($)	(#)	($)	(#)	($)	($)	(#)	($)	($)

Pamela L. Carter	147,200	2,080	92,000	2,915	128,800	2,073	78	3,279	373,353

Marcel R. Coutu	-	-	-	7,872	347,987	-	211	8,881	356,868

Susan M. Cunningham	108,261	1,634	72,174	4,090	180,435	2,073	108	4,536	367,479

Gregory L. Ebel	335,777	-	-	7,596	335,777	20,793	204	8,569	700,916

J. Herb England	-	5,274	233,916	2,841	125,955	2,073	78	3,281	365,226

Gregory J. Goff	151,270	-	-	3,486	151,270	2,073	82	3,428	308,041

V. Maureen Kempston Darkes	-	-	-	8,430	372,295	2,073	225	9,433	383,801

Teresa S. Madden	184,729	-	-	4,193	184,729	2,073	110	4,600	376,131

Al Monaco 6	-	-	-	-	-	-	-	-	-

Stephen S. Poloz	75,521	-	-	2,602	106,723	-	22	911	183,155

Dan C. Tutcher	-	-	-	8,083	356,614	-	213	8,947	365,561

Former Directors

Charles W. Fischer 7	100,259	-	-	2,124	100,259	-	17	757	201,275

Catherine L. Williams 8	38,605	1,181	57,155	1,182	57,155	-	13	575	153,491

1
The cash portion of the retainers paid to the directors. Directors are paid quarterly in US$. The values presented in this table are in C$ and reflect U.S./Canadian exchange rates from the Bank of Canada of 1.3820 as at March 12, 2020, 1.3508 as at June 4, 2020, 1.3162 as at September 10, 2020, and 1.2880 as at December 3, 2020.

2	The portion of the retainer received as DSUs and Enbridge shares.
3
We pay directors quarterly. The value of the Enbridge shares and DSUs is based on the weighted average of the trading price of Enbridge shares on the TSX for the five trading days prior to the date that is two weeks prior to the applicable payment date. The weighted average Enbridge share prices were $50.52, $44.11, $42.21 and $39.93 for the first, second, third and fourth quarters, respectively, of 2020.

4	For all of our non-employee directors, includes a per meeting US$1,500 travel fee. For Mr. Ebel, these amounts also include expenses incurred for tax return preparation services.
5	Includes dividend equivalents granted in 2020 on DSUs granted in 2020 based on the 2020 quarterly dividend rate of $0.81. Dividend equivalents vest at the time of grant.
6	Mr. Monaco does not receive any compensation as a director of Enbridge because he is our President & CEO.
7	Mr. Fischer passed away on June 17, 2020.
8	Ms. Williams retired from the Board on May 5, 2020.

Change in director equity ownership
The table below shows the change in each director nominee’s equity ownership from March 2, 2020 to March 2, 2021, the dates of the management information circular for the 2020 annual meeting of shareholders and of the Circular, respectively, and his or her status in meeting the share ownership requirements.

Director	Enbridge shares (#)	Enbridge stock options (#)	DSUs(#)	Total Enbridge shares + DSUs (#)	Market (at risk) value of equity holdings (C$) 1,2

Pamela L. Carter

2021	44,639	-	11,744	56,383	2,494,943

2020	42,559	-	8,056	50,615	2,576,810

Change	2,080	-	3,688	5,768	(81,867)

Marcel R. Coutu

2021	46,900	-	39,090	85,990	3,805,069

2020	29,400	-	28,595	57,995	2,952,525

Change	17,500	-	10,495	27,995	852,544

Susan M. Cunningham

2021	2,581	-	7,827	10,408	460,564

2020	947	-	3,281	4,228	215,247

Change	1,634	-	4,546	6,180	245,317

Gregory L. Ebel 3

2021	651,845	405,408	32,217	684,062	30,269,732

2020	651,845	405,408	22,489	674,334	34,330,344

Change	-	-	9,728	9,728	(4,060,612)

J. Herb England

2021	37,306	-	86,576	123,882	5,481,792

2020	32,032	-	77,530	109,562	5,577,801

Change	5,274	-	9,046	14,320	(96,010)

Gregory J. Goff

2021	-	-	3,644	3,644	161,230

2020	-	-	-	-	-

Change	-	-	3,644	3,644	161,230

V. Maureen Kempston Darkes

2021	21,735	-	57,789	79,524	3,518,945

2020	21,735	-	45,396	67,131	3,417,639

Change	-	-	12,393	12,393	101,306

Teresa S. Madden

2021	1,000	-	7,934	8,934	395,338

2020	-	-	3,281	3,281	167,036

Change	1,000	-	4,653	5,653	228,303

Al Monaco 4

2021	920,699	4,465,600	-	920,699	40,740,931

2020	876,512	3,987,520	-	876,512	44,623,226

Change	44,187	478,080	-	44,187	(3,882,295)

Stephen S. Poloz

2021	-	-	2,676	2,676	118,398

2020	-	-	-	-	-

Change	-	-	2,676	2,676	118,398

Dan C. Tutcher

2021	637,523	-	138,662	776,185	34,346,186

2020	637,523	-	120,743	758,266	38,603,322

Change	-	-	17,919	17,919	(4,257,136)

Total

2021	2,364,228	4,871,008	388,159	2,752,387	121,793,128

2020	2,292,553	4,392,928	309,371	2,601,924	132,463,951

Change	71,675	478,080	78,788	150,463	(10,670,823)

1
Based on the total market value of the Enbridge shares and/or DSUs owned by the director, based on the closing prices of $44.25 on the TSX on March 2, 2021 and $50.91 on March 2, 2020. These amounts have been rounded to the nearest dollar in Canadian dollars. Excludes stock options.

2
Directors must hold at least three times the annual Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. All director nominees currently meet or exceed this requirement other than Mses. Madden and Cunningham, who have until February 12, 2024 and February 13, 2024, respectively, Mr. Goff, who has until February 11, 2025, and Mr. Poloz, who has until June 4, 2025.

3
Mr. Ebel’s stock options were Spectra Energy options that converted into options to purchase Enbridge shares upon the closing of the Merger Transaction. No new Enbridge stock options were granted to Mr. Ebel in his capacity as a Director of Enbridge or Chair of the Enbridge Board.

4
Mr. Monaco does not receive any compensation as a director of Enbridge. He is only compensated for his role as President & CEO. As President & CEO, he is subject to a share ownership requirement of six times base salary. Please see page 44 of this Amendment No. 1 on Form 10-K/A for information on his Enbridge share ownership as a multiple of his base salary.

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
or
non-operating
factors. Management also uses DCF to assess the performance of the company and to set its dividend payout target. DCF for the year ended December 31, 2020 has been converted to DCF per share by taking DCF of C$9,440 million and dividing by 2,020 million, the weighted average number of Enbridge shares outstanding as of December 31, 2020. For purposes of the 2020 STIP award determinations as described on page 26, DCF was converted to DCF per share by taking DCF of C$9,473 million and dividing by 2,020 million, the weighted average number of Enbridge shares outstanding as of December 31, 2020. For purposes of 2018 PSU payout determinations as described on page 31, DCF was converted to DCF per share by taking DCF of C$9,848 million and dividing by 2,020 million, the weighted average number of Enbridge shares outstanding as of December 31, 2020.

Year ended December 31, 2020
(unaudited, millions of Canadian dollars)

Cash provided by operating activities	9,781

Adjusted for changes in operating assets and liabilities 1	(93)

9,688

Distributions to noncontrolling interests and redeemable noncontrolling interests 2	(300)

Preference share dividends	(380)

Maintenance capital expenditures 3	(915)

Significant adjustment items:

Other receipts of cash not recognized in revenue 4	292

Employee severance, transition and transformation costs	335

Distributions from equity investments in excess of cumulative earnings 2	675

Other items	45

DCF	9,440

Adjusting items in respect of:

For STIP calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of target setting expressed in DCF	33

Total DCF adjusted for 2020 STIP award determinations	9,473

DCF	9,440

Adjusting items in respect of:

For 2018 PSU calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of the grant expressed in DCF	408

Total DCF adjusted for 2018 PSU payout determinations	9,848

1	Changes in operating assets and liabilities, net of recoveries.
2	Presented net of adjusting items.
3
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

4	Consists of cash received net of revenue recognized for contracts under make-up rights and similar deferred revenue arrangements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
See Item 11 – “Shares reserved for equity compensation as of December 31, 2020” for information regarding our equity plan compensation on page 51.
Security ownership of certain beneficial owners and management
Beneficial ownership table
The table below sets forth the number and percentage of outstanding Enbridge shares beneficially owned by each of our Directors, each of our NEOs and all Directors and executive officers as a group, as of March 2, 2021. The number of Enbridge shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, for each person named in the table, the number in the “Number of Enbridge shares acquirable within 60 days” column includes shares covered by stock options that may be exercised and that vest within 60 days after March 2, 2021. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Enbridge Inc., 200, 425 - 1st Street SW, Calgary, Alberta, T2P 3L8.

Name of beneficial owner	Number of Enbridge shares held	Number of Enbridge shares acquirable within 60 days	Total Enbridge shares beneficially owned	Percent of common shares outstanding

Pamela L. Carter	44,639	- 1	44,639	*

Marcel R. Coutu	46,900	-	46,900	*

Susan M. Cunningham	2,581	-	2,581	*

Gregory L. Ebel	651,845	405,408	1,057,253	*

J. Herb England	37,306	- 1	37,306	*

Gregory J. Goff	-	-	-	*

V. Maureen Kempston Darkes	21,735	-	21,735	*

Teresa S. Madden	1,000	-	1,000	*

Al Monaco	920,699	2,832,230	3,752,929	*

Stephen S. Poloz	-	-	-

Dan C. Tutcher	637,523	-	637,523	*

Colin K. Gruending	59,432	489,859	549,291	*

Robert R. Rooney	48,656	378,596	427,252	*

William T. Yardley	122,012	386,016	508,028	*

Vern D. Yu	164,753	718,808	883,561	*

John K. Whelen	204,203	887,450	1,091,653	*

All current executive officers and directors as a group 2	3,083,199	6,824,589	9,907,788	*

1
Ms. Carter and Mr. England will be paid a portion of their directors’ compensation in Enbridge shares on March 19, 2021. Under our Directors’ Compensation Plan, the number of Enbridge shares will be calculated by dividing the applicable amount of compensation in Canadian dollars payable in Enbridge shares on the payment date by the weighted average the closing price per Enbridge share on the TSX for the five trading days prior to the date that is two weeks prior to the payment date.

2	Mr. Whelen’s security ownership is not included in this total as he retired effective November 15, 2020.
*	Represents less than 1% of the outstanding Enbridge shares.
Principal shareholders
As of March 2, 2021, there are no persons known to Enbridge who beneficially own more than five percent of issued and outstanding Enbridge shares.

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
This approach is consistent with the requirements of the CBCA. In addition, the Board would review related person transactions in conjunction with making director independence determinations. Completion of annual questionnaires by directors and officers of the company assists in identifying possible related person transactions. Further, as stated above, pursuant to our Statement on Business Conduct, all officers and directors are required to avoid conflicts of interest and to disclose any actual or potential conflicts of interest. They must also annually certify their compliance with the Statement on Business Conduct. Disclosures of an actual or potential conflict of interest are reviewed by the company’s Ethics & Compliance Department to ensure appropriate follow-up
and reporting. Any waiver from any part of the Statement on Business Conduct requires the approval of the CEO. For executive officers, senior financial officers and members of the Board, a waiver requires the express approval of Enbridge’s Board. Since the beginning of 2020, neither the CEO nor the Board has waived any aspect of the Statement on Business Conduct.
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
Interest of informed person in material transaction
On February 27, 2017, Enbridge and Spectra Energy combined through a stock-for-stock
merger transaction (the “Merger Transaction”). Upon the closing of the Merger Transaction, Gregory L. Ebel (Spectra Energy’s former Chairman, President and CEO) became the non-executive
Chair of the Enbridge Board. Enbridge was required, until the first meeting of the Board following the 2020 annual meeting of shareholders of Enbridge:

•
to provide, without charge, to Mr. Ebel as
non-executive
Chair: (i) use of Enbridge’s aircraft for business flights to Board meetings and for other business conducted on behalf of Enbridge, (ii) information technology support and (iii) administrative support; and

•
to secure office space in the Houston area on behalf of Mr. Ebel and to reimburse the non-executive
Chair for expenses incurred for tax return preparation services (in an aggregate amount not to exceed US$100,000 per year for such office and tax return preparation services).

Pursuant to the merger agreement relating to the Merger Transaction, the foregoing requirements ended in July 2020.
Independence
The majority of our directors must be independent, as defined by Canadian securities regulators in NI
52-110,
NYSE rules and the rules and regulations of the SEC. Our Governance Guidelines, available on our website (www.enbridge.com), provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if a director is independent and makes this determination annually or more often, if required.
The Board has determined that 10 of our 11 directors, including the Chair of the Board, are independent. Mr. Monaco is not independent because he is our President & CEO. With respect to former directors who served as directors during any part of 2020, Charles W. Fischer and Catherine L. Williams were also independent.
The Governance Committee is responsible for ensuring the Board functions independently of management. The Governance Committee has developed guidelines to ensure each director is aware of the expectations placed on them as a director. Key expectations include meeting attendance, financial literacy and ethical conduct.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
External auditor services – fees
The following table sets forth all services rendered by the company’s auditors, PwC, by category, together with the corresponding fees billed by the auditors for each category of service for the financial years ended December 31, 2020 and 2019.

	2020 (C$)	2019 (C$)	Description of fee category

Audit fees	14,764,000	16,928,000	Represents the aggregate fees for audit services.

Audit-related fees	816,000	431,000
Represents the aggregate fees for assurance and related services by the company’s auditors that are reasonably related to the performance of the audit or review of the company’s financial statements and are not included under “Audit fees”. During fiscal years 2020 and 2019, the services provided in this category include services related to prospectus offerings.

Tax fees	1,417,000	1,993,000	Represents the aggregate fees for professional services rendered by the company’s auditors for tax compliance, tax advice and tax planning.

All other fees	366,000	320,000
Represents the aggregate fees for products and services provided by the company’s auditors other than those services reported under “Audit fees”, “Audit-related fees” and “Tax fees”. During fiscal years 2020 and 2019, these fees include those related to French translation work.

Total fees	17,363,000	19,672,000

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
ITEM 16. FORM
10-K
SUMMARY
Not applicable.

INDEX OF EXHIBITS
Each exhibit identified below is included as a part of this Amendment No. 1. Exhibits included in this filing are designated by an asterisk (“*”).

Exhibit No.	Name of Exhibit

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date: March 8, 2021	By:	/s/ Colin K. Gruending
Colin K. Gruending
Executive Vice President and Chief Financial Officer
Enbridge Inc.