Form 10-Q
period 2021-03-31
ENBRIDGE INC
filed 2021-05-07
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,025,576,385 common shares outstanding as at April 30, 2021.

GLOSSARY

AOCI	Accumulated other comprehensive income/(loss)
Army Corps	United States Army Corps of Engineers
ASU	Accounting Standards Update
CPP Investments	Canada Pension Plan Investment Board
DAPL	Dakota Access Pipeline
DCP Midstream	DCP Midstream, LLC
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EIS	Environmental Impact Statement
EMF	Éolien Maritime France SAS
Enbridge	Enbridge Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
LNG	Liquified natural gas
NGL	Natural gas liquids
SEC	US Securities and Exchange Commission
SEP	Spectra Energy Partners, LP
the Straits	Straits of Mackinac
OCI	Other comprehensive income/(loss)
OPEB	Other postretirement benefit obligations
Texas Eastern	Texas Eastern Transmission, LP

CONVENTIONS

The terms "we", "our", "us" and "Enbridge" as used in this report refer collectively to Enbridge Inc. unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Enbridge.

Unless otherwise specified, all dollar amounts are expressed in Canadian dollars, all references to “dollars”, “$” or “C$” are to Canadian dollars and all references to “US$” are to United States (US) dollars. All amounts are provided on a before tax basis, unless otherwise stated.

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as ‘‘anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “likely”, “plan”, “project”, “target” and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; the COVID-19 pandemic and the duration and impact thereof; energy intensity and emissions reduction targets and related environment, social and governance matters; diversity and inclusion goals; expected supply of, demand for and prices of crude oil, natural gas, natural gas liquids (NGL), liquified natural gas (LNG) and renewable energy; energy transition; anticipated utilization of our existing assets; expected earnings before interest, income taxes and depreciation and amortization (EBITDA); expected earnings/(loss); expected future cash flows and distributable cash flow; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission and Midstream, Gas Distribution and Storage, Renewable Power Generation and Energy Services businesses; expected costs related to announced projects and projects under construction; expected in-service dates for announced projects and projects under construction and for maintenance; expected capital expenditures, investment capacity and capital allocation priorities; expected equity funding requirements for our commercially secured growth program; expected future growth and expansion opportunities; expectations about our joint venture partners’ ability to complete and finance projects under construction; expected closing of acquisitions and dispositions and the timing thereof; expected benefits of transactions, including the realization of efficiencies, synergies and cost savings; expected future actions of regulators and courts; toll and rate cases discussions and filings, including Mainline System contracting; anticipated competition; US Line 3 Replacement Program (US L3R Program), including anticipated in-service dates and capital costs; and Line 5 dual pipelines and related litigation and other matters.

Although we believe these forward-looking statements are reasonable based on the information available on the date such statements are made and processes used to prepare the information, such statements are not guarantees of future performance and readers are cautioned against placing undue reliance on forward-looking statements. By their nature, these statements involve a variety of assumptions, known and unknown risks and uncertainties and other factors, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Material assumptions include assumptions about the following: the COVID-19 pandemic and the duration and impact thereof; the expected supply of and demand for crude oil, natural gas, NGL and renewable energy; prices of crude oil, natural gas, NGL and renewable energy; anticipated utilization of assets; exchange rates; inflation; interest rates; availability and price of labor and construction materials; operational reliability; customer and regulatory approvals; maintenance of support and regulatory approvals for our projects; anticipated in-service dates; weather; the timing and closing of acquisitions and dispositions; the realization of anticipated benefits and synergies of transactions; governmental legislation; litigation; estimated future dividends and impact of our dividend policy on our future cash flows; our credit ratings; capital project funding; hedging program; expected EBITDA; expected earnings/(loss); expected future cash flows; and expected distributable cash flow. Assumptions regarding the expected supply of and demand for crude oil, natural gas, NGL and renewable energy, and the prices of these commodities, are material to and underlie all forward-looking statements, as they may impact current and future levels of demand for our services. Similarly, exchange rates, inflation and interest rates and the COVID-19 pandemic impact the economies and business environments in which we operate and may impact levels of demand for our services and cost of inputs, and are therefore inherent in all forward-looking statements. Due to the interdependencies and correlation of these macroeconomic factors, the impact of any one assumption on a forward-looking statement cannot be determined with certainty, particularly with respect to expected EBITDA, expected earnings/(loss), expected future cash flows, expected distributable cash flow or estimated future dividends. The most relevant assumptions associated with forward-looking statements regarding announced projects and projects under construction, including estimated completion dates and expected capital expenditures, include the following: the availability and price of labor and construction materials; the effects of inflation and foreign exchange rates on labor and material costs; the effects of interest rates on borrowing costs; the impact of weather, customer, government, court and regulatory approvals on construction and in-service schedules and cost recovery regimes; and the COVID-19 pandemic and the duration and impact thereof.

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities, operating performance, legislative and regulatory parameters; litigation, including with respect to the Dakota Access Pipeline (DAPL) and the Line 5 dual pipelines; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom; our dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; interest rates; commodity prices; political decisions; the supply of, demand for and prices of commodities; and the COVID-19 pandemic, including but not limited to those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and US securities regulators. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, Enbridge assumes no obligation to publicly update or revise any forward-looking statement made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
	2021	2020
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	6,429	7,389
Transportation and other services	4,218	3,208
Gas distribution sales	1,540	1,416
Total operating revenues (Note 3)	12,187	12,013
Operating expenses
Commodity costs	6,198	7,163
Gas distribution costs	950	855
Operating and administrative	1,559	1,600
Depreciation and amortization	932	882
Total operating expenses	9,639	10,500
Operating income	2,548	1,513
Income from equity investments	395	163
Impairment of equity investments (Note 8)	—	(1,736)
Other income/(expense)
Net foreign currency gain/(loss)	152	(956)
Other	59	(191)
Interest expense	(657)	(706)
Earnings/(loss) before income taxes	2,497	(1,913)
Income tax (expense)/recovery (Note 10)	(483)	549
Earnings/(loss)	2,014	(1,364)
(Earnings)/loss attributable to noncontrolling interests	(22)	31
Earnings/(loss) attributable to controlling interests	1,992	(1,333)
Preference share dividends	(92)	(96)
Earnings/(loss) attributable to common shareholders	1,900	(1,429)
Earnings/(loss) per common share attributable to common shareholders (Note 5)	0.94	(0.71)
Diluted earnings/(loss) per common share attributable to common shareholders (Note 5)	0.94	(0.71)
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2021	2020
(unaudited; millions of Canadian dollars)
Earnings/(loss)	2,014	(1,364)
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	370	(513)
Change in unrealized gain/(loss) on net investment hedges	93	(715)
Other comprehensive loss from equity investees	(22)	(10)
Excluded components of fair value hedges	(1)	3
Reclassification to earnings of loss on cash flow hedges	52	32
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	5	3
Foreign currency translation adjustments	(796)	5,637
Other comprehensive (loss)/income, net of tax	(299)	4,437
Comprehensive income	1,715	3,073
Comprehensive loss/(income) attributable to noncontrolling interests	3	(145)
Comprehensive income attributable to controlling interests	1,718	2,928
Preference share dividends	(92)	(96)
Comprehensive income attributable to common shareholders	1,626	2,832
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended March 31,
	2021	2020
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning and end of period	7,747	7,747
Common shares
Balance at beginning of period	64,768	64,746
Shares issued on exercise of stock options	4	14
Balance at end of period	64,772	64,760
Additional paid-in capital
Balance at beginning of period	277	187
Stock-based compensation	11	14
Options exercised	(3)	(16)
Change in reciprocal interest	39	12
Other	—	5
Balance at end of period	324	202
Deficit
Balance at beginning of period	(9,995)	(6,314)
Earnings/(loss) attributable to controlling interests	1,992	(1,333)
Preference share dividends	(92)	(96)
Dividends paid to reciprocal shareholder	3	5
Modified retrospective adoption of ASU 2016-13 Financial Instruments - Credit Losses	—	(66)
Other	(1)	(4)
Balance at end of period	(8,093)	(7,808)
Accumulated other comprehensive (loss)/income (Note 7)
Balance at beginning of period	(1,401)	(272)
Other comprehensive (loss)/income attributable to common shareholders, net of tax	(274)	4,261
Balance at end of period	(1,675)	3,989
Reciprocal shareholding
Balance at beginning of period	(29)	(51)
Change in reciprocal interest	12	4
Balance at end of period	(17)	(47)
Total Enbridge Inc. shareholders’ equity	63,058	68,843
Noncontrolling interests
Balance at beginning of period	2,996	3,364
Earnings/(loss) attributable to noncontrolling interests	22	(31)
Other comprehensive (loss)/income attributable to noncontrolling interests, net of tax
Change in unrealized loss on cash flow hedges	(3)	(2)
Foreign currency translation adjustments	(22)	178
Contributions	3	15
Distributions	(66)	(76)
Balance at end of period	2,930	3,448
Total equity	65,988	72,291
Dividends paid per common share	0.835	0.810
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2021	2020
(unaudited; millions of Canadian dollars)
Operating activities
Earnings/(loss)	2,014	(1,364)
Adjustments to reconcile earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	932	882
Deferred income tax expense/(recovery)	369	(713)
Changes in unrealized (gain)/loss on derivative instruments, net (Note 9)	(315)	1,556
Income from equity investments	(395)	(163)
Distributions from equity investments	388	428
Impairment of equity investments (Note 8)	—	1,736
Gain on disposition	(41)	—
Other	30	253
Changes in operating assets and liabilities	(418)	194
Net cash provided by operating activities	2,564	2,809
Investing activities
Capital expenditures	(2,059)	(1,147)
Long-term investments and restricted long-term investments	(61)	(87)
Distributions from equity investments in excess of cumulative earnings	61	77
Additions to intangible assets	(65)	(69)
Proceeds from disposition	122	—
Affiliate loans, net	44	(44)
Net cash used in investing activities	(1,958)	(1,270)
Financing activities
Net change in short-term borrowings	(27)	(63)
Net change in commercial paper and credit facility draws	1,727	1,159
Debenture and term note issues, net of issue costs	629	990
Debenture and term note repayments	(912)	(1,657)
Contributions from noncontrolling interests	3	15
Distributions to noncontrolling interests	(66)	(76)
Common shares issued	—	1
Preference share dividends	(92)	(96)
Common share dividends	(1,691)	(1,641)
Redemption of preferred shares held by subsidiary	(115)	—
Other	(21)	(18)
Net cash used in financing activities	(565)	(1,386)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(7)	11
Net increase in cash and cash equivalents and restricted cash	34	164
Cash and cash equivalents and restricted cash at beginning of period	490	676
Cash and cash equivalents and restricted cash at end of period	524	840
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2021	December 31, 2020
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	465	452
Restricted cash	59	38
Accounts receivable and other	6,227	5,258
Accounts receivable from affiliates	30	66
Inventory	853	1,536
	7,634	7,350
Property, plant and equipment, net	95,141	94,571
Long-term investments	13,627	13,818
Restricted long-term investments	529	553
Deferred amounts and other assets	8,542	8,446
Intangible assets, net	2,219	2,080
Goodwill	32,365	32,688
Deferred income taxes	638	770
Total assets	160,695	160,276

Liabilities and equity
Current liabilities
Short-term borrowings	1,094	1,121
Accounts payable and other	7,211	9,228
Accounts payable to affiliates	18	22
Interest payable	589	651
Current portion of long-term debt	4,014	2,957
	12,926	13,979
Long-term debt	62,688	62,819
Other long-term liabilities	8,360	8,783
Deferred income taxes	10,733	10,332
	94,707	95,913
Contingencies (Note 12)
Equity
Share capital
Preference shares	7,747	7,747
Common shares (2,026 outstanding at March 31, 2021 and December 31, 2020)	64,772	64,768
Additional paid-in capital	324	277
Deficit	(8,093)	(9,995)
Accumulated other comprehensive loss (Note 7)	(1,675)	(1,401)
Reciprocal shareholding	(17)	(29)
Total Enbridge Inc. shareholders’ equity	63,058	61,367
Noncontrolling interests	2,930	2,996
	65,988	64,363
Total liabilities and equity	160,695	160,276
The accompanying notes are an integral part of these interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Enbridge Inc. ("we", "our", "us" and "Enbridge") have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Regulation S-X for interim consolidated financial information. They do not include all of the information and notes required by US GAAP for annual consolidated financial statements and should therefore be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2020. In the opinion of management, the interim consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim consolidated financial statements follow the same significant accounting policies as those included in our audited consolidated financial statements for the year ended December 31, 2020, except for the adoption of new standards (Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

Our operations and earnings for interim periods can be affected by seasonal fluctuations within the gas distribution utility businesses, as well as other factors such as the supply of and demand for crude oil and natural gas, and may not be indicative of annual results.

2. CHANGES IN ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING STANDARDS
Reference Rate Reform
For eligible hedging relationships existing as at January 1, 2021 and prospectively, we have applied the optional expedient in Accounting Standards Update (ASU) 2020-04 whereby the modification of the hedging instrument does not result in an automatic hedging relationship de-designation. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Clarifying Interaction between Equity Securities, Equity Method Investments and Derivatives
Effective January 1, 2021, we adopted ASU 2020-01 on a prospective basis. The new standard was issued in January 2020 and clarifies that observable transactions should be considered for the purpose of applying the measurement alternative in accordance with Accounting Standards Codification (ASC) 321 Investments - Equity Securities immediately before the application or upon discontinuance of the equity method of accounting. Furthermore, the ASU clarifies that forward contracts or purchased options on equity securities are not out of scope of ASC 815 Derivatives and Hedging guidance only because, upon the contracts’ exercise, the equity securities could be accounted for under the equity method of accounting or fair value option. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting for Income Taxes
Effective January 1, 2021, we adopted ASU 2019-12 on a prospective basis. The new standard was issued in December 2019 with the intent of simplifying the accounting for income taxes. The accounting update removes certain exceptions to the general principles in ASC 740 Income Taxes as well as provides simplification by clarifying and amending existing guidance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

FUTURE ACCOUNTING POLICY CHANGES
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
ASU 2020-06 was issued in August 2020 to simplify accounting for certain financial instruments. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. We are currently assessing the impact of the new standard on our consolidated financial statements.

3. REVENUES

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2021
(millions of Canadian dollars)
Transportation revenues	2,329	1,121	216	—	—	—	3,666
Storage and other revenues	26	74	58	—	—	—	158
Gas gathering and processing revenues	—	7	—	—	—	—	7
Gas distribution revenue	—	—	1,534	—	—	—	1,534
Electricity and transmission revenues	—	—	—	76	—	—	76
Total revenue from contracts with customers	2,355	1,202	1,808	76	—	—	5,441
Commodity sales	—	—	—	—	6,429	—	6,429
Other revenues[1,2]	212	12	6	91	—	(4)	317
Intersegment revenues	132	—	9	—	4	(145)	—
Total revenues	2,699	1,214	1,823	167	6,433	(149)	12,187

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2020
(millions of Canadian dollars)
Transportation revenues	2,440	1,255	215	—	—	—	3,910
Storage and other revenues	26	79	47	—	—	—	152
Gas gathering and processing revenues	—	7	—	—	—	—	7
Gas distribution revenues	—	—	1,417	—	—	—	1,417
Electricity and transmission revenues	—	—	—	50	—	—	50
Total revenue from contracts with customers	2,466	1,341	1,679	50	—	—	5,536
Commodity sales	—	—	—	—	7,389	—	7,389
Other revenues[1,2]	(1,017)	16	(1)	103	(7)	(6)	(912)
Intersegment revenues	85	—	4	—	16	(105)	—
Total revenues	1,534	1,357	1,682	153	7,398	(111)	12,013
1 Includes mark-to-market gains/(losses) from our hedging program for the three months ended March 31, 2021 and 2020 of $130 million gain and $1,106 million loss, respectively.
2 Includes revenues from lease contracts for the three months ended March 31, 2021 and 2020 of $159 million and $158 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.
Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at March 31, 2021	2,120	214	1,724
Balance as at December 31, 2020	2,042	226	1,815

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three months ended March 31, 2021 included in contract liabilities at the beginning of the period was $145 million. Increases in contract liabilities from cash received, net of amounts recognized as revenues during the three months ended March 31, 2021 were $69 million.
Performance Obligations
There were no material revenues recognized in the three months ended March 31, 2021 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations
Total revenues from performance obligations expected to be fulfilled in future periods is $57.4 billion, of which $5.0 billion and $5.7 billion is expected to be recognized during the nine months ending December 31, 2021 and the year ending December 31, 2022, respectively.

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

Recognition and Measurement of Revenues

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended March 31, 2021
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	17	—	17
Revenues from products and services transferred over time[1]	2,355	1,202	1,791	76	5,424
Total revenue from contracts with customers	2,355	1,202	1,808	76	5,441

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended March 31, 2020
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	15	—	15
Revenues from products and services transferred over time[1]	2,466	1,341	1,664	50	5,521
Total revenue from contracts with customers	2,466	1,341	1,679	50	5,536
1     Includes revenues from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2021
(millions of Canadian dollars)
Revenues	2,699	1,214	1,823	167	6,433	(149)	12,187
Commodity and gas distribution costs	(3)	—	(958)	—	(6,353)	166	(7,148)
Operating and administrative	(819)	(434)	(272)	(43)	(14)	23	(1,559)
Income from equity investments	154	182	22	37	—	—	395
Other income/(expense)	8	11	19	(5)	(2)	180	211
Earnings before interest, income taxes, and depreciation and amortization	2,039	973	634	156	64	220	4,086
Depreciation and amortization							(932)
Interest expense							(657)
Income tax expense							(483)
Earnings							2,014
Capital expenditures[1]	1,195	482	219	5	—	12	1,913

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2020
(millions of Canadian dollars)
Revenues	1,534	1,357	1,682	153	7,398	(111)	12,013
Commodity and gas distribution costs	(7)	—	(872)	—	(7,243)	104	(8,018)
Operating and administrative	(865)	(507)	(249)	(50)	(28)	99	(1,600)
Income/(loss) from equity investments	197	(75)	23	16	2	—	163
Impairment of equity investments	—	(1,736)	—	—	—	—	(1,736)
Other income/(expense)	(9)	(93)	20	1	(8)	(1,058)	(1,147)
Earnings/(loss) before interest, income taxes, and depreciation and amortization	850	(1,054)	604	120	121	(966)	(325)
Depreciation and amortization							(882)
Interest expense							(706)
Income tax recovery							549
Loss							(1,364)
Capital expenditures[1]	500	391	222	23	—	22	1,158
1 Includes allowance for equity funds used during construction.

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

BASIC
Earnings per common share is calculated by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding has been reduced by our pro-rata weighted average interest in our own common shares of approximately 3 million and 6 million for the three months ended March 31, 2021 and 2020, respectively, resulting from our reciprocal investment in Noverco Inc.

DILUTED
The treasury stock method is used to determine the dilutive impact of stock options. This method assumes any proceeds from the exercise of stock options would be used to purchase common shares at the average market price during the period.

Weighted average shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2021	2020
(number of shares in millions)
Weighted average shares outstanding	2,022	2,019
Effect of dilutive options	1	2
Diluted weighted average shares outstanding	2,023	2,021

For the three months ended March 31, 2021 and 2020, 27.6 million and 16.7 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $51.42 and $56.26, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On May 4, 2021, our Board of Directors declared the following quarterly dividends. All dividends are payable on June 1, 2021 to shareholders of record on May 14, 2021.

Dividend per share
Common Shares[1]	$0.83500
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.21340
Preference Shares, Series C2	$0.15501
Preference Shares, Series D	$0.27875
Preference Shares, Series F	$0.29306
Preference Shares, Series H	$0.27350
Preference Shares, Series J	US$0.30540
Preference Shares, Series L	US$0.30993
Preference Shares, Series N	$0.31788
Preference Shares, Series P	$0.27369
Preference Shares, Series R	$0.25456
Preference Shares, Series 1	US$0.37182
Preference Shares, Series 3	$0.23356
Preference Shares, Series 5	US$0.33596
Preference Shares, Series 7	$0.27806
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11	$0.24613
Preference Shares, Series 13	$0.19019
Preference Shares, Series 15	$0.18644
Preference Shares, Series 17	$0.32188
Preference Shares, Series 19	$0.30625
1 The quarterly dividend per common share was increased 3% to $0.835 from $0.81, effective March 1, 2021.
2 The quarterly dividend per share paid on Series C was increased to $0.15501 from $0.15349 on March 1, 2021, due to reset on a quarterly basis following the date of issuance of the Series C Preference Shares.

6. DEBT

CREDIT FACILITIES
The following table provides details of our committed credit facilities as at March 31, 2021:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2022-2024	9,159	7,390	1,769
Enbridge (U.S.) Inc.	2022-2024	6,913	3,351	3,562
Enbridge Pipelines Inc.	2022	3,000	1,358	1,642
Enbridge Gas Inc.	2022	2,000	1,094	906
Total committed credit facilities		21,072	13,193	7,879

1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

On February 10, 2021, Enbridge Inc. entered into a three year, revolving, extendible, sustainability linked credit facility for $1.0 billion with a syndicate of lenders and concurrently terminated our one year, revolving, syndicated credit facility for $3.0 billion.

On February 25, 2021, two term loans with an aggregate total of US$500 million were repaid with proceeds from a floating rate notes issuance.

In addition to the committed credit facilities noted above, we maintain $845 million of uncommitted demand credit facilities, of which $595 million was unutilized as at March 31, 2021. As at December 31, 2020, we had $849 million of uncommitted demand credit facilities, of which $533 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.2% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to the commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2022 to 2024.

As at March 31, 2021 and December 31, 2020, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $10.6 billion and $9.9 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCE
During the three months ended March 31, 2021, we completed the following long-term debt issuance totaling US$500 million:

Company	Issue Date		Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2021	Floating rate notes due February 2023[1]	US$500
1Notes mature in two years and carry an interest rate set to equal Secured Overnight Financing Rate (SOFR) plus a margin of 40 basis points.

LONG-TERM DEBT REPAYMENTS
During the three months ended March 31, 2021, we completed the following long-term debt repayments totaling $600 million and US$250 million:

Company	Repayment Date		Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2021	4.26% medium-term notes	$200
	March 2021	3.16% medium-term notes	$400
Spectra Energy Partners, LP
	March 2021	4.60% senior notes	US$250

SUBORDINATED TERM NOTES
As at March 31, 2021 and December 31, 2020, our fixed-to-floating and fixed-to-fixed subordinated term notes had a principal value of $7.7 billion and $7.8 billion, respectively.

FAIR VALUE ADJUSTMENT
As at March 31, 2021 and December 31, 2020, the net fair value adjustments for total debt assumed in the acquisition of Spectra Energy Corp were $726 million and $750 million, respectively. During the three months ended March 31, 2021 and 2020, the amortization of the fair value adjustment, recorded as a reduction to Interest expense in the Consolidated Statements of Earnings, was $12 million and $15 million, respectively.

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at March 31, 2021, we were in compliance with all debt covenants.

7. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (AOCI) attributable to our common shareholders for the three months ended March 31, 2021 and 2020 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2021	(1,326)	5	(215)	568	66	(499)	(1,401)
Other comprehensive income/(loss) retained in AOCI	493	(1)	105	(774)	(26)	—	(203)
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	63	—	—	—	—	—	63
Commodity contracts[2]	1	—	—	—	—	—	1
Foreign exchange contracts[3]	1	—	—	—	—	—	1
Amortization of pension and OPEB actuarial loss and prior service costs[4]	—	—	—	—	—	7	7
Other	17	—	—	(20)	3	—	—
	575	(1)	105	(794)	(23)	7	(131)
Tax impact
Income tax on amounts retained in AOCI	(120)	—	(12)	—	4	—	(128)
Income tax on amounts reclassified to earnings	(13)	—	—	—	—	(2)	(15)
	(133)	—	(12)	—	4	(2)	(143)
Balance as at March 31, 2021	(884)	4	(122)	(226)	47	(494)	(1,675)

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2020	(1,073)	—	(317)	1,396	67	(345)	(272)
Other comprehensive income/(loss) retained in AOCI	(693)	3	(715)	5,459	(7)	—	4,047
Other comprehensive loss reclassified to earnings
Interest rate contracts[1]	43	—	—	—	—	—	43
Foreign exchange contracts[3]	1	—	—	—	—	—	1
Amortization of pension and OPEB actuarial loss and prior service costs[4]	—	—	—	—	—	4	4
	(649)	3	(715)	5,459	(7)	4	4,095
Tax impact
Income tax on amounts retained in AOCI	182	—	—	—	(3)	—	179
Income tax on amounts reclassified to earnings	(12)	—	—	—	—	(1)	(13)
	170	—	—	—	(3)	(1)	166
Balance as at March 31, 2020	(1,552)	3	(1,032)	6,855	57	(342)	3,989

1 Reported within Interest expense in the Consolidated Statements of Earnings.
2 Reported within Transportation and other services revenues, Commodity sales revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.
3    Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
4 These components are included in the computation of net periodic benefit costs and are reported within Other income/(expense) in the Consolidated Statements of Earnings.

8. IMPAIRMENT OF EQUITY INVESTMENTS

DCP Midstream, LLC
DCP Midstream, LLC (DCP Midstream), a 50% owned equity method investment of Enbridge, holds an equity interest in DCP Midstream, LP. A decline in the market price of DCP Midstream, LP’s publicly traded units during the first quarter of 2020 resulted in an other than temporary impairment loss on our investment in DCP Midstream of $1.7 billion for the three months ended March 31, 2020. In addition, we incurred losses of $324 million through our equity earnings pick up in relation to asset and goodwill impairment losses recorded by DCP Midstream, LP during the three months ended March 31, 2020. The carrying value of our investment in DCP Midstream as at March 31, 2021 and December 31, 2020 was $328 million and $331 million, respectively.

Our investment in DCP Midstream forms part of our Gas Transmission and Midstream segment. The impairment losses were recorded within Impairment of equity investments in the Consolidated Statements of Earnings.

9. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

We are exposed to changes in the fair value of fixed rate debt that arise as a result of the changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in the fair value of fixed rate debt via execution of fixed to floating interest rate swaps. As at March 31, 2021, we do not have any pay floating-receive fixed interest rate swaps outstanding.

Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. We have established a program within some of our subsidiaries to mitigate our exposure to long-term interest rate variability on select forecast term debt issuances via execution of floating to fixed interest rate swaps with an average swap rate of 2.4%.

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

COVID-19 PANDEMIC RISK
The spread of the COVID-19 pandemic has caused significant volatility in Canada, the US and international markets. While we have taken proactive measures to deliver energy safely and reliably during this pandemic, given the ongoing dynamic nature of the circumstances surrounding COVID-19, including ongoing uncertainty as to the duration of the pandemic and corresponding public health measures, the impact of this pandemic on our business remains uncertain.

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

March 31, 2021	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	242	242	(36)	206
Commodity contracts	—	—	158	158	(93)	65
Other contracts	1	—	1	2	—	2
	1	—	401	402	(129)	273
Deferred amounts and other assets
Foreign exchange contracts	—	—	465	465	(211)	254
Interest rate contracts	247	—	—	247	(26)	221
Commodity contracts	—	—	47	47	(14)	33
Other contracts	1	—	1	2	—	2
	248	—	513	761	(251)	510
Accounts payable and other
Foreign exchange contracts	(10)	(120)	(119)	(249)	36	(213)
Interest rate contracts	(240)	—	—	(240)	—	(240)
Commodity contracts	(4)	—	(221)	(225)	93	(132)
	(254)	(120)	(340)	(714)	129	(585)
Other long-term liabilities
Foreign exchange contracts	—	—	(543)	(543)	211	(332)
Interest rate contracts	(79)	—	(23)	(102)	26	(76)
Commodity contracts	(4)	—	(66)	(70)	14	(56)
	(83)	—	(632)	(715)	251	(464)
Total net derivative assets/(liabilities)
Foreign exchange contracts	(10)	(120)	45	(85)	—	(85)
Interest rate contracts	(72)	—	(23)	(95)	—	(95)
Commodity contracts	(8)	—	(82)	(90)	—	(90)
Other contracts	2	—	2	4	—	4
	(88)	(120)	(58)	(266)	—	(266)

December 31, 2020	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	180	180	(28)	152
Commodity contracts	—	—	143	143	(81)	62
	—	—	323	323	(109)	214
Deferred amounts and other assets
Foreign exchange contracts	14	—	452	466	(218)	248
Interest rate contracts	56	—	—	56	(25)	31
Commodity contracts	—	—	39	39	(9)	30
	70	—	491	561	(252)	309
Accounts payable and other
Foreign exchange contracts	(5)	(29)	(151)	(185)	28	(157)
Interest rate contracts	(423)	—	(2)	(425)	—	(425)
Commodity contracts	(2)	—	(278)	(280)	81	(199)
Other contracts	(1)	—	(3)	(4)	—	(4)
	(431)	(29)	(434)	(894)	109	(785)
Other long-term liabilities
Foreign exchange contracts	—	(87)	(673)	(760)	218	(542)
Interest rate contracts	(218)	—	(23)	(241)	25	(216)
Commodity contracts	(1)	—	(57)	(58)	9	(49)
	(219)	(87)	(753)	(1,059)	252	(807)
Total net derivative assets/(liabilities)
Foreign exchange contracts	9	(116)	(192)	(299)	—	(299)
Interest rate contracts	(585)	—	(25)	(610)	—	(610)
Commodity contracts	(3)	—	(153)	(156)	—	(156)
Other contracts	(1)	—	(3)	(4)	—	(4)
	(580)	(116)	(373)	(1,069)	—	(1,069)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments.

March 31, 2021	2021	2022	2023	2024	2025	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	1,237	1,750	—	—	—	—	2,987
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	4,331	5,853	3,784	1,856	648	—	16,472
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	75	28	29	30	30	60	252
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	85	94	92	91	86	428	876
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	—	72,500	—	—	—	—	72,500
Interest rate contracts - short-term debt pay fixed rate (millions of Canadian dollars)	2,960	394	47	35	30	90	3,556
Interest rate contracts - long-term debt pay fixed rate (millions of Canadian dollars)	2,060	1,980	1,328	—	—	—	5,368
Equity contracts (millions of Canadian dollars)	39	7	11	—	—	—	57
Commodity contracts - natural gas (billions of cubic feet)[2]	133	38	14	4	11	—	200
Commodity contracts - crude oil (millions of barrels)[2]	8	—	—	—	—	—	8
Commodity contracts - power (megawatt per hour) (MW/H)	(14)	(43)	(43)	(43)	(43)	—	(39)	[1]
1    Total is an average net purchase/(sale) of power.
2 Total is a net purchase/(sale) of underlying commodity.

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

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	(3)	218
Unrealized loss on hedged item	(4)	(203)
Realized loss on derivative	(39)	(12)
Realized gain on hedged item	45	—

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges, fair value hedges and net investment hedges on our consolidated earnings and consolidated comprehensive income, before the effect of income taxes:

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Foreign exchange contracts	(20)	19
Interest rate contracts	497	(715)
Commodity contracts	(8)	9
Other contracts	3	(7)
Fair value hedges
Foreign exchange contracts	(1)	3
Net investment hedges
Foreign exchange contracts	—	(7)
	471	(698)
Amount of loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	1	1
Interest rate contracts[2]	63	43
Commodity contracts	1	—
Other contracts[3]	—	—
	65	44
1    Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
2    Reported within Interest expense in the Consolidated Statements of Earnings.
3    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a loss of $113 million of AOCI related to unrealized cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is 33 months as at March 31, 2021.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Foreign exchange contracts[1]	236	(2,003)
Interest rate contracts[2]	2	(18)
Commodity contracts[3]	72	473
Other contracts[4]	5	(8)
Total unrealized derivative fair value gain/(loss), net	315	(1,556)
1    For the respective three months ended periods, reported within Transportation and other services revenues (2021 - $154 million gain; 2020 - $1,061 million loss) and Net foreign currency gain/(loss) (2021 - $82 million gain; 2020 - $942 million loss) in the Consolidated Statements of Earnings.
2    Reported as an (increase)/decrease within Interest expense in the Consolidated Statements of Earnings.
3    For the respective three months ended periods, reported within Transportation and other services revenues (2021 - $3 million loss; 2020 - $34 million gain), Commodity sales (2021 - $171 million gain; 2020 - $1,493 million gain), Commodity costs (2021 - $100 million loss; 2020 - $1,045 million loss) and Operating and administrative expense (2021 - $4 million gain; 2020 - $9 million loss) in the Consolidated Statements of Earnings.
4    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. We also maintain current shelf prospectuses with securities regulators which enables ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We are in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at March 31, 2021. As a result, all credit facilities are available to us and the banks are obligated to fund and have been funding us under the terms of the facilities.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	March 31, 2021	December 31, 2020
(millions of Canadian dollars)
Canadian financial institutions	617	481
US financial institutions	188	99
European financial institutions	—	28
Asian financial institutions	235	167
Other[1]	118	97
	1,158	872

1    Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at March 31, 2021, we provided letters of credit totaling nil in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant International Swaps and Derivatives Association agreements. We held no cash collateral on derivative asset exposures as at March 31, 2021 and December 31, 2020.

Gross derivative balances have been presented without the effects of collateral posted. Derivative assets are adjusted for non-performance risk of our counterparties using their credit default swap spread rates, and are reflected at fair value. For derivative liabilities, our non-performance risk is considered in the valuation.

Credit risk also arises from trade and other long-term receivables, and is mitigated through credit exposure limits and contractual requirements, assessment of credit ratings and netting arrangements. Within Enbridge Gas Inc. (Enbridge Gas), credit risk is mitigated by the utility's large and diversified customer base and the ability to recover an estimate for expected credit losses through the ratemaking process. We actively monitor the financial strength of large industrial customers, and in select cases, have obtained additional security to minimize the risk of default on receivables. Generally, we utilize a loss allowance matrix which contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations to measure lifetime expected credit losses of receivables. The maximum exposure to credit risk related to non-derivative financial assets is their carrying value.

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

Level 3
Level 3 includes derivative valuations based on inputs which are less observable, unavailable or where the observable data does not support a significant portion of the derivatives’ fair value. Generally, Level 3 derivatives are longer dated transactions, occur in less active markets, occur at locations where pricing information is not available or have no binding broker quote to support Level 2 classification. We have developed methodologies, benchmarked against industry standards, to determine fair value for these derivatives based on extrapolation of observable future prices and rates. Derivatives valued using Level 3 inputs primarily include long-dated derivative power, NGL and natural gas contracts, basis swaps, commodity swaps, and power and energy swaps. We do not have any other financial instruments categorized in Level 3.

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

We have categorized our derivative assets and liabilities measured at fair value as follows:

March 31, 2021	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	242	—	242
Commodity contracts	55	37	66	158
Other contracts	—	2	—	2
	55	281	66	402
Long-term derivative assets
Foreign exchange contracts	—	465	—	465
Interest rate contracts	—	247	—	247
Commodity contracts	8	27	12	47
Other contracts	—	2	—	2
	8	741	12	761
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(249)	—	(249)
Interest rate contracts	—	(240)	—	(240)
Commodity contracts	(55)	(25)	(145)	(225)
	(55)	(514)	(145)	(714)
Long-term derivative liabilities
Foreign exchange contracts	—	(543)	—	(543)
Interest rate contracts	—	(102)	—	(102)
Commodity contracts	(11)	(7)	(52)	(70)
	(11)	(652)	(52)	(715)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(85)	—	(85)
Interest rate contracts	—	(95)	—	(95)
Commodity contracts	(3)	32	(119)	(90)
Other contracts	—	4	—	4
	(3)	(144)	(119)	(266)

December 31, 2020	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	180	—	180
Commodity contracts	43	33	67	143
	43	213	67	323
Long-term derivative assets
Foreign exchange contracts	—	466	—	466
Interest rate contracts	—	56	—	56
Commodity contracts	1	24	14	39
	1	546	14	561
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(185)	—	(185)
Interest rate contracts	—	(425)	—	(425)
Commodity contracts	(39)	(18)	(223)	(280)
Other contracts	—	(4)	—	(4)
	(39)	(632)	(223)	(894)
Long-term derivative liabilities
Foreign exchange contracts	—	(760)	—	(760)
Interest rate contracts	—	(241)	—	(241)
Commodity contracts	(1)	(8)	(49)	(58)
	(1)	(1,009)	(49)	(1,059)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(299)	—	(299)
Interest rate contracts	—	(610)	—	(610)
Commodity contracts	4	31	(191)	(156)
Other contracts	—	(4)	—	(4)
	4	(882)	(191)	(1,069)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

March 31, 2021	Fair Value	Unobservable Input	Minimum Price	Maximum Price	Weighted Average Price	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	(6)	Forward gas price	2.70	4.11	3.21	$/mmbtu[2]
Crude	2	Forward crude price	51.88	74.36	62.08	$/barrel
Power	(47)	Forward power price	19.15	76.00	60.25	$/MW/H
Commodity contracts - physical[1]
Natural gas	11	Forward gas price	2.06	5.43	3.10	$/mmbtu[2]
Crude	(81)	Forward crude price	53.92	76.25	55.05	$/barrel
NGL	2	Forward NGL price	0.50	1.21	0.80	$/gallon
	(119)
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

Changes in net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(191)	(69)
Total gain/(loss)
Included in earnings[1]	(72)	349
Included in OCI	(5)	9
Settlements	149	39
Level 3 net derivative (liability)/asset at end of period	(119)	328
1    Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at March 31, 2021 or December 31, 2020.

NET INVESTMENT HEDGES
We currently have designated a portion of our US dollar denominated debt, as well as a portfolio of foreign exchange forward contracts in prior periods, as a hedge of our net investment in US dollar denominated investments and subsidiaries.

During the three months ended March 31, 2021 and 2020, we recognized an unrealized foreign exchange gain of $105 million and a loss of $708 million, respectively, on the translation of US dollar denominated debt and unrealized loss of nil and $7 million, respectively, on the change in fair value of our outstanding foreign exchange forward contracts in OCI. During the three months ended March 31, 2021 and 2020, we recognized no OCI associated with the settlement of foreign exchange forward contracts or with the settlement of US dollar denominated debt that had matured during the period.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $52 million as at March 31, 2021 and December 31, 2020.

We have Restricted long-term investments held in trust totaling $529 million and $553 million as at March 31, 2021 and December 31, 2020, respectively, which are recognized at fair value.

We have a held-to-maturity preferred share investment carried at its amortized cost of $566 million and $567 million as at March 31, 2021 and December 31, 2020, respectively. These preferred shares are entitled to a cumulative preferred dividend based on the yield of 10-year Government of Canada bonds plus a margin of 4.38%. The fair value of this preferred share investment is $566 million and $567 million as at March 31, 2021 and December 31, 2020, respectively.

As at March 31, 2021 and December 31, 2020, our long-term debt had a carrying value of $67.0 billion and $66.1 billion, respectively, before debt issuance costs and a fair value of $72.5 billion and $75.1 billion, respectively. We also have non-current notes receivable carried at book value and recorded in Deferred amounts and other assets in the Consolidated Statements of Financial Position. As at March 31, 2021 and December 31, 2020, the non-current notes receivable had a carrying value of $1.0 billion and $1.1 billion, respectively, which also approximates their fair value.

The fair value of financial assets and liabilities other than derivative instruments, long-term investments, restricted long-term investments, long-term debt and non-current notes receivable described above approximate their carrying value due to the short period to maturity.

10. INCOME TAXES

The effective income tax rates for the three months ended March 31, 2021 and 2020 were 19.3% and 28.7%, respectively.

The period-over-period decrease in the effective income tax rates is due to the effect of rate-regulated accounting for income taxes and the benefit of foreign tax rate differentials relative to the change in earnings.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Service cost	48	42
Interest cost	32	33
Expected return on plan assets	(84)	(67)
Amortization of actuarial loss and prior service costs	14	9
Net periodic benefit costs	10	17

12. CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in Part I. Item 1. Financial Statements of this quarterly report on Form 10-Q and our consolidated financial statements and the accompanying notes included in Part II. Item 8. Financial Statements and Supplementary Data of our annual report on Form 10-K for the year ended December 31, 2020.

As of the end of the second quarter of 2020, we continue to qualify as a foreign private issuer for purposes of the United States Securities Exchange Act of 1934, as amended (Exchange Act). We intend to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the US Securities and Exchange Commission (SEC) instead of filing the reporting forms available to foreign private issuers. We also intend to maintain our Form S-3 registration statements.

RECENT DEVELOPMENTS

COVID-19 PANDEMIC

Since the outbreak of COVID-19 in early 2020, our business continuity plans and commercial models have been effective in enabling the continued operation of our business. Initially, the COVID-19 pandemic significantly impacted crude oil market fundamentals which resulted in elevated risks to our business. Crude oil demand experienced an unprecedented drop in mid-2020 as the economy slowed and personal mobility decreased due to government restrictions. This, in turn, led to a decrease in crude oil throughput on our liquids pipelines systems as refinery runs decreased. There has since been a substantial recovery in oil demand as vaccination rates rise and economies continue to reopen. Crude oil prices have also since stabilized, in part as a result of measured global supply management from the Organization of Petroleum Exporting Countries Plus producers.

During the first quarter of 2021, Western Canadian Sedimentary Basin heavy production returned to near recent highs to meet the demand resurgence. However, conventional light production recovery has lagged due to lack of new drilling in 2020 and weaker jet fuel demand. As a result, during the first quarter of 2021, Mainline System throughput substantially recovered to pre-pandemic levels, particularly on the heavy portion of the Mainline System. Utilization of our liquids systems, natural gas pipeline systems and natural gas utility are again relatively strong. Given the continued elevated risks that remain with the ongoing pandemic, we continue to monitor fundamental market conditions for risks to system utilization.

We continue to follow recommendations from public health authorities and medical experts, which vary by jurisdiction, and to employ regular safety processes and procedures in the normal course. Despite ongoing uncertainty as to the duration and impact of the pandemic and corresponding public health measures, our business continuity plans are designed to enable us to manage operational developments related to COVID-19 as they unfold, including those related to construction and integrity projects. We provide an essential service across North America. Our customers, and the communities where we operate, depend on us to safely and reliably provide the energy they need.

US LINE 3 REPLACEMENT PROGRAM

Construction of the US portion of the Line 3 Replacement Project in Minnesota continues to advance on schedule utilizing industry-leading environmental protection measures and construction techniques and is over half complete. The project is expected to be completed and placed into service in the fourth quarter of 2021.

MAINLINE SYSTEM CONTRACTING

On December 19, 2019, we submitted an application to the Canada Energy Regulator (CER) to implement contracting on our Mainline System. The application for contracted and uncommitted service included the associated terms, conditions and tolls of each service, which would be offered in an open season following approval by the CER.

All active participants have completed Information Requests throughout 2020 and into 2021. The written portion of the Mainline contracting hearing before the CER has been concluded, with oral arguments set for May 19, 2021.

A replacement agreement for the Competitive Tolling Settlement (CTS) is not expected to be in place by June 30, 2021, and in accordance with the terms of the CTS the tolls at the expiry of the CTS will continue on an interim basis, subject to finalization and adjustment applicable to the interim period, if any.

GAS TRANSMISSION AND MIDSTREAM RATE PROCEEDINGS

East Tennessee
East Tennessee Natural Gas, LLC filed a rate case in the second quarter of 2020 and an agreement in principle was reached with shippers in April 2021.

Maritimes & Northeast Pipeline
The US portion of Maritimes & Northeast Pipeline filed a rate case in the second quarter of 2020 and an agreement in principle was reached with shippers in December 2020. A Stipulation and Agreement was filed on February 21, 2021 and approved by the Federal Energy Regulatory Commission (FERC) on April 30, 2021, to be effective June 1, 2021 if no requests for rehearings are filed.

Alliance Pipeline
The US portion of Alliance Pipeline filed a rate case in the second quarter of 2020 and an agreement in principle was reached with shippers in January 2021. A Stipulation and Agreement was filed on March 31, 2021 and we await FERC approval.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

2021 Rate Application
On June 30, 2020, Enbridge Gas Inc. (Enbridge Gas) filed Phase 1 of an application with the Ontario Energy Board (OEB) for the setting of rates for 2021. The 2021 rate application was filed in accordance with the parameters of Enbridge Gas's OEB approved Price Cap Incentive Regulation rate setting mechanism and represents the third year of a five-year term. On November 6, 2020, as part of its Decision on Settlement Proposal and Interim Rate Order, the OEB approved Enbridge Gas's Phase 1 Settlement Proposal and interim rates, effective January 1, 2021. Phase 2 of Enbridge Gas's application, addressing 2021 incremental capital module funding requirements, was filed on October 15, 2020.

SOLAR SELF-POWER PROJECT

Alberta Solar One
In March 2021, we commenced commercial operations on our first self-powering solar generation facility in Alberta and our third across our enterprise. The 10.5-megawatts (MW) solar project, located near Burdett, Alberta, will supply a portion of our Canadian Mainline power requirements with solar energy.

FINANCING UPDATE

On February 10, 2021, we entered into a three year, revolving, extendible, sustainability linked credit facility for $1.0 billion with a syndicate of lenders. As a result of the sustainability linked credit facility and other financing activities completed in 2020, our resilient cash flows and our current liquidity position, we concurrently cancelled a one year, revolving, syndicated credit facility for $3.0 billion, ahead of its scheduled March 2021 maturity.

On February 19, 2021, we closed our inaugural US$500 million two-year Secured Overnight Financing Rate (SOFR) based Floating Rate Note (FRN) offering. The transaction has been reported to be the first SOFR-linked FRN offering by a non-financial issuer in the global fixed income market. Proceeds of this offering were used for repayment of two USD term loans for the equivalent aggregate amount which matured on February 25, 2021.

These financing activities, in combination with the financing activities executed in 2020, are expected to provide significant liquidity and to enable us to fund our current portfolio of capital projects without requiring access to the capital markets throughout 2021 if market access is restricted or pricing is unattractive. Refer to Liquidity and Capital Resources.

ASSET MONETIZATION

Éolien Maritime France SAS
On March 18, 2021, we sold 49% of an entity that holds our 50% interest in Éolien Maritime France SAS (EMF) to the Canada Pension Plan Investment Board (CPP Investments). CPP Investments will fund their 49% share of all ongoing future development capital. Through our investment in EMF, we own equity interests in three French offshore wind projects, including Saint-Nazaire (25.5%), Fécamp (17.9%) and Calvados (21.7%). The Calvados Offshore Wind Project reached a positive final investment decision in February 2021 and all three projects are now considered commercially secured.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization
Liquids Pipelines	2,039	850
Gas Transmission and Midstream	973	(1,054)
Gas Distribution and Storage	634	604
Renewable Power Generation	156	120
Energy Services	64	121
Eliminations and Other	220	(966)
Earnings before interest, income taxes and depreciation and amortization	4,086	(325)
Depreciation and amortization	(932)	(882)
Interest expense	(657)	(706)
Income tax (expense)/recovery	(483)	549
(Earnings)/loss attributable to noncontrolling interests	(22)	31
Preference share dividends	(92)	(96)
Earnings attributable to common shareholders	1,900	(1,429)
Earnings/(loss) per common share attributable to common shareholders	0.94	(0.71)
Diluted earnings/(loss) per common share attributable to common shareholders	0.94	(0.71)

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended March 31, 2021, compared with the three months ended March 31, 2020

Earnings attributable to common shareholders were positively impacted by $3.4 billion due to certain unusual, infrequent or other non-operating factors, primarily explained by the following factors, some of which relate to the onset of COVID-19 effects in March 2020:
•a non-cash, unrealized derivative fair value gain of $279 million ($211 million after-tax) in 2021, compared with a loss of $2.0 billion ($1.5 billion after-tax) in 2020, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•the absence in 2021 of a non-cash impairment to the carrying value of our investment in DCP Midstream, LLC (DCP Midstream) of $1.7 billion ($1.3 billion after-tax) recognized in 2020;
•the absence in 2021 of a loss of $324 million ($244 million after-tax) resulting from asset and goodwill impairment losses within DCP Midstream recognized in 2020;
•the absence in 2021 of a loss of $159 million ($119 million after-tax) in 2020 resulting from the Texas Eastern Transmission, LP (Texas Eastern) rate case settlement that re-established the Excess Accumulated Deferred Income Tax (EDIT) regulated liability that was previously eliminated in December 2018; and
•the absence in 2021 of a non-cash, write-down of crude oil and natural gas inventories to the lower of cost or market in our Energy Services business segment of $342 million ($255 million after-tax) in 2020.

The positive factors above were partially offset by a non-cash, unrealized gain of $139 million ($105 million after-tax) in 2021, compared with a gain of $476 million ($355 million after-tax) in 2020, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices.

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

After taking into consideration the factors above, the remaining $34 million decrease in earnings attributable to common shareholders is primarily explained by the following significant business factors:
•the absence in 2021 of the recognition of revenues in 2020 from settled rates on Texas Eastern, retroactive to June 1, 2019 in our Gas Transmission and Midstream segment; and
•decreased earnings from our Energy Services segment due to the significant compression of location and quality differentials in certain markets, adverse impacts from the major winter storm experienced across the US Midwest during February 2021 and fewer opportunities to achieve profitable transportation margins on facilities in which Energy Services holds capacity obligations.

The business factors above were partially offset by increased earnings from our Gas Distribution and Storage segment due to higher distribution charges resulting from increases in rates and customer base as well as colder weather experienced in our franchise service areas in 2021 compared to 2020.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,039	850

Three months ended March 31, 2021, compared with the three months ended March 31, 2020

Earnings before interest, income taxes and depreciation and amortization (EBITDA) was positively impacted by $1.2 billion due to non-operating, non-cash, unrealized gains of $161 million in 2021, compared with losses of $1.1 billion in 2020, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

After taking into consideration the factor above, the remaining $38 million decrease is primarily explained by the following significant business factors:
•lower Mainline System ex-Gretna throughput of 2.7 million barrels per day (mmbpd) in 2021 compared with 2.8 mmbpd in 2020 due to lower volume demand resulting from the COVID-19 pandemic impact on supply and demand for crude oil and related products;
•lower throughput on our Bakken Pipeline System, Seaway Crude Pipeline System and Flanagan South Pipeline driven by similar reasons we noted for the Mainline System; and
•the net unfavorable effect of translating US dollar EBITDA to Canadian dollars at a lower average exchange rate in 2021 compared with 2020.

The business factors above were partially offset by the following positive factors:
•a higher International Joint Tariff Benchmark Toll on our Mainline System of US$4.27 in 2021 compared with US$4.21 in 2020;
•a higher foreign exchange hedge rate used to lock-in US dollar denominated Canadian Mainline revenue;
•CTS surcharges of US$0.11 per barrel; and
•higher throughput on our Athabasca Mainline and Waupisoo pipelines.

GAS TRANSMISSION AND MIDSTREAM

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	973	(1,054)

Three months ended March 31, 2021, compared with the three months ended March 31, 2020

EBITDA was positively impacted by $2.1 billion due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:
•the absence in 2021 of a non-cash impairment to the carrying value of our investment in DCP Midstream of $1.7 billion recognized in 2020;
•the absence in 2021 of a loss of $324 million resulting from asset and goodwill impairment losses within DCP Midstream recognized in 2020; and
•the absence in 2021 of a loss of $159 million in 2020 resulting from the Texas Eastern rate case settlement that re-established the EDIT regulated liability that was previously eliminated in December 2018.

The positive factors above were partially offset by a non-cash, negative equity earnings adjustment of $19 million in 2021 compared with a positive adjustment of $53 million in 2020 relating to changes in the mark-to-market value of derivative financial instruments of our equity method investee, DCP Midstream.

After taking into consideration the factors above, the remaining $90 million decrease is primarily explained by the following significant business factors:
•the absence in 2021 of the recognition of revenues in 2020 from settled rates on Texas Eastern, retroactive to June 1, 2019; and
•the net unfavorable effect of translating US dollar EBITDA at a lower Canadian to US dollar average exchange rate in 2021 compared to the same period in 2020.

The business factors above were partially offset by contributions from the Atlantic Bridge Phase III project that was placed into service in January 2021.

GAS DISTRIBUTION AND STORAGE

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	634	604

Three months ended March 31, 2021, compared with the three months ended March 31, 2020

EBITDA was positively impacted by $30 million primarily due to the following:
•higher distribution charges resulting from increases in rates and customer base;
•when compared with the normal weather forecast embedded in rates, weather was warmer in both 2021 and 2020, negatively impacting EBITDA in both years. Warmer than normal weather in 2021 negatively impacted 2021 EBITDA by approximately $24 million while the warmer than normal weather in 2020 negatively impacted 2020 EBITDA by approximately $41 million; and
•higher storage revenue, mainly relating to storage optimization activities.

RENEWABLE POWER GENERATION

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	156	120

Three months ended March 31, 2021, compared with the three months ended March 31, 2020

EBITDA was positively impacted by $36 million primarily due to the following:
•the sale of a 49% interest of an entity that holds our 50% interest in EMF; and
•stronger wind production at certain offshore wind facilities.

The positive business factors above were partially offset by the following:
•lower wind resources at the Canadian and US wind facilities and the effects from the winter storm in Texas during February 2021.

ENERGY SERVICES

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	64	121

EBITDA from Energy Services is dependent on market conditions and results achieved in one period may not be indicative of results to be achieved in future periods.

Three months ended March 31, 2021, compared with the three months ended March 31, 2020

EBITDA was positively impacted by $5 million due to certain unusual or other non-operating factors, explained by the absence in 2021 of a net negative adjustment to crude oil and natural gas inventories of $342 million in 2020.

The factor above was partially offset by a non-cash, unrealized gain of $139 million in 2021, compared with a gain of $476 million in 2020, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices.

After taking into consideration the factors above, the remaining $62 million decrease is primarily explained by the following:
•the significant compression of location and quality differentials in certain markets;
•adverse impacts from the major winter storm experienced across the US Midwest during February 2021; and
•fewer opportunities to achieve profitable transportation margins on facilities in which Energy Services holds capacity obligations.

ELIMINATIONS AND OTHER

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	220	(966)

Eliminations and Other includes operating and administrative costs and the impact of foreign exchange hedge settlements, which are not allocated to business segments. Eliminations and Other also includes the impact of new business development activities and corporate investments.

Three months ended March 31, 2021, compared with the three months ended March 31, 2020

EBITDA was positively impacted by $1.1 billion due to certain unusual, infrequent and other non-operating factors, primarily explained by the following:
•a non-cash, unrealized gain of $109 million in 2021, compared with a loss of $898 million in 2020, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk;
•the absence in 2021 of a loss of $74 million in 2020 from non-cash changes in a corporate guarantee obligation; and
•the absence in 2021 of a loss of $43 million in 2020 from the write-down of certain investments in emerging energy and other technologies.

After taking into consideration the factors above, the remaining $97 million increase is primarily explained by realized gains related to settlements under our enterprise-wide foreign exchange risk management program which substantially offset the foreign currency exposures realized within our business segments' results.

GROWTH PROJECTS – COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
LIQUIDS PIPELINES
1.	US Line 3 Replacement Program	100%	US$4.0 billion	US$2.8 billion	Under construction	Q4 - 2021
2.	Southern Access Expansion[3]	100%	US$0.5 billion	US$0.5 billion	Under construction	Q4 - 2021
3.	Other - US	100%	US$0.1 billion	US$0.1 billion	Under construction	Q3 - 2021
GAS TRANSMISSION AND MIDSTREAM
4.	T-South Reliability & Expansion Program	100%	$1.0 billion	$0.8 billion	Under construction	Q4 - 2021
5.	Spruce Ridge Project	100%	$0.5 billion	$0.3 billion	Under construction	Q4 - 2021
6.	Other - US	Various	US$0.8 billion	US$0.3 billion	Various stages	2021 - 2023
GAS DISTRIBUTION AND STORAGE
7.	London Line Replacement Project	100%	$0.2 billion	No significant expenditures to date	Pre-construction	Q4 - 2021
8.	Storage Enhancements	100%	$0.1 billion	No significant expenditures to date	Pre-construction	2021 - 2022
RENEWABLE POWER GENERATION
9.	East-West Tie Line	25.0%	$0.2 billion	$0.1 billion	Under construction	1H - 2022
10.	Saint-Nazaire France Offshore Wind Project[4]	25.5%	$0.9 billion	$0.3 billion	Under construction	2H - 2022
			(€0.6 billion)	(€0.2 billion)
11.	Fécamp Offshore Wind Project[5]	17.9%	$0.7 billion	$0.2 billion	Under construction	2023
			(€0.5 billion)	(€0.1 billion)
12.	Calvados Offshore Wind Project[6]	21.7%	$0.9 billion	No significant expenditures to date	Under construction	2024
			(€0.6 billion)
1 These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2 Expenditures to date reflect total cumulative expenditures incurred from inception of the project up to March 31, 2021.
3 The status and in-service date will coincide with the status and in-service date of the US L3R Program.
4 Reflects the sale of 49% of an entity that holds our 50% interest in EMF to CPP Investments that closed in the first quarter of 2021. Our equity contribution is $0.15 billion, with the remainder of the project financed through non-recourse project level debt.
5 Reflects the sale of 49% of an entity that holds our 50% interest in EMF to CPP Investments that closed in the first quarter of 2021. Our equity contribution is $0.10 billion, with the remainder of the project financed through non-recourse project level debt.
6 Reflects the sale of 49% of an entity that holds our 50% interest in EMF to CPP Investments that closed in the first quarter of 2021. The project is primarily financed through non-recourse project level debt.

A full description of each of our projects is provided in our annual report on Form 10-K. Significant updates that have occurred since the date of filing are discussed below.

RENEWABLE POWER GENERATION

•Calvados Offshore Wind Project – an offshore wind project located off the northwest coast of France that is expected to generate approximately 448 MW. Project revenues are underpinned by a 20-year fixed price power purchase agreement.

During the first quarter of 2021, we sold 49% of an entity that holds our 50% interest in EMF to CPP Investments. EMF holds equity interests in the Fécamp Offshore Wind Project, the Saint-Nazaire France Offshore Wind Project and the Calvados Offshore Wind Project. CPP Investments will fund their 49% share of all ongoing future development capital.

OTHER ANNOUNCED PROJECTS UNDER DEVELOPMENT

The following projects have been announced by us, but have not yet met our criteria to be classified as commercially secured:

GAS TRANSMISSION AND MIDSTREAM

•Rio Bravo Pipeline - the Rio Bravo Pipeline is designed to transport up to 4.5 billion cubic feet per day of natural gas from the Agua Dulce supply area to NextDecade's Rio Grande LNG export facility in the Port of Brownsville, Texas. We have acquired the Rio Bravo Pipeline development project from NextDecade. In addition, we have executed a precedent agreement with NextDecade under which we will provide firm transportation capacity on the Rio Bravo Pipeline to NextDecade's Rio Grande LNG export facility for a term of at least 20 years. Construction of the pipeline will be subject to the Rio Grande LNG export facility reaching a final investment decision which is forecasted to occur in the second half of 2021.

•Annova LNG - we had executed an agreement to provide natural gas transportation services to supply the 6.5 million tonnes per annum to the Annova LNG export facility in the Port of Brownsville, Texas for a term of at least 20 years, by expanding our existing Valley Crossing system. However, in the first quarter of 2021 Annova announced that it will not be proceeding with the project citing changes in the global LNG market as the reason for terminating the project.

We also have a portfolio of additional projects under development that have not yet progressed to the point of securement.

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of financial strength and flexibility is fundamental to our growth strategy, particularly in light of the significant number and size of capital projects currently secured or under development. Access to timely funding from capital markets could be limited by factors outside our control, including but not limited to financial market volatility resulting from economic and political events both inside and outside North America. To mitigate such risks, we actively manage financial plans and strategies to help ensure we maintain sufficient liquidity to meet routine operating and future capital requirements. In the near term, we generally expect to utilize cash from operations together with commercial paper issuance and/or credit facility draws and the proceeds of capital market offerings to fund liabilities as they become due, finance capital expenditures, fund debt retirements and pay common and preference share dividends. We target to maintain sufficient liquidity through securement of committed credit facilities with a diversified group of banks and financial institutions to enable us to fund all anticipated requirements for approximately one year without accessing the capital markets.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at March 31, 2021:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2022-2024	9,159	7,390	1,769
Enbridge (U.S.) Inc.	2022-2024	6,913	3,351	3,562
Enbridge Pipelines Inc.	2022	3,000	1,358	1,642
Enbridge Gas Inc.	2022	2,000	1,094	906
Total committed credit facilities		21,072	13,193	7,879

1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

On February 10, 2021, Enbridge Inc. entered into a three year, revolving, extendible, sustainability linked credit facility for $1.0 billion with a syndicate of lenders and concurrently terminated our one year, revolving, syndicated credit facility for $3.0 billion.

On February 25, 2021, two term loans with an aggregate total of US$500 million were repaid with proceeds from a floating rate notes issuance.

In addition to the committed credit facilities noted above, we maintain $845 million of uncommitted demand credit facilities, of which $595 million was unutilized as at March 31, 2021. As at December 31, 2020, we had $849 million of uncommitted demand credit facilities, of which $533 million was unutilized.

Our net available liquidity of $8.3 billion as at March 31, 2021, was inclusive of $465 million of unrestricted cash and cash equivalents as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at March 31, 2021, we were in compliance with all debt covenants and we expect to continue to comply with such covenants.

LONG-TERM DEBT ISSUANCE
During the three months ended March 31, 2021, we completed the following long-term debt issuance totaling US$500 million:

Company	Issue Date		Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2021	Floating rate notes due February 2023[1]	US$500
1Notes mature in two years and carry an interest rate set to equal SOFR plus a margin of 40 basis points.

LONG-TERM DEBT REPAYMENTS
During the three months ended March 31, 2021, we completed the following long-term debt repayments totaling $600 million and US$250 million:

Company	Repayment Date		Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2021	4.26% medium-term notes	$200
	March 2021	3.16% medium-term notes	$400
Spectra Energy Partners, LP
	March 2021	4.60% senior notes	US$250

Strong internal cash flow, ready access to liquidity from diversified sources and a stable business model have enabled us to manage our credit profile. We actively monitor and manage key financial metrics with the objective of sustaining investment grade credit ratings from the major credit rating agencies and ongoing access to bank funding and term debt capital on attractive terms. Key measures of financial strength that are closely managed include the ability to service debt obligations from operating cash flow and the ratio of debt to EBITDA.

There are no material restrictions on our cash. Total restricted cash of $59 million, as reported on the Consolidated Statements of Financial Position, primarily includes cash collateral and future pipeline abandonment costs collected and held in trust. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, we had a negative working capital position as at March 31, 2021. The major contributing factor to the negative working capital position was the ongoing funding of our growth capital program.

To address this negative working capital position, we maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Three months ended March 31,
	2021	2020
(millions of Canadian dollars)
Operating activities	2,564	2,809
Investing activities	(1,958)	(1,270)
Financing activities	(565)	(1,386)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(7)	11
Net increase in cash and cash equivalents and restricted cash	34	164

Significant sources and uses of cash for the three months ended March 31, 2021 and 2020 are summarized below:

Operating Activities

The decrease in cash provided by operating activities was primarily attributable to changes in operating assets and liabilities. Our operating assets and liabilities fluctuate in the normal course due to various factors, including the impact of fluctuations in commodity prices and activity levels on working capital within our business segments, the timing of tax payments, as well as timing of cash receipts and payments generally.

Investing Activities

•The increase in cash used in investing activities was primarily attributable to proceeds received from disposition of 49% of our interest in EMF to CPP Investments in the first quarter of 2021.
•We are continuing with the execution of our growth capital program which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements.

Financing Activities

•The decrease in cash used in financing activities was primarily attributable to a decrease in repayments of long-term debt and an increase in commercial paper and credit facility draws.
•The factors above were partially offset by a decrease in issuances of long-term debt.
•Our common share dividend payments increased period-over-period primarily due to the increase in our common share dividend rate.

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
5.500% Notes due 2040
7.375% Notes due 2045
1As at March 31, 2021, the aggregate outstanding principal amount of SEP notes was approximately US$3.2 billion.
2As at March 31, 2021, the aggregate outstanding principal amount of EEP notes was approximately US$3.0 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
Floating Rate Senior Notes due 2022	4.850% Senior Notes due 2022
Floating Rate Senior Notes due 2023	3.190% Senior Notes due 2022
2.900% Senior Notes due 2022	3.940% Senior Notes due 2023
4.000% Senior Notes due 2023	3.940% Senior Notes due 2023
3.500% Senior Notes due 2024	3.950% Senior Notes due 2024
2.500% Senior Notes due 2025	2.440% Senior Notes due 2025
4.250% Senior Notes due 2026	3.200% Senior Notes due 2027
3.700% Senior Notes due 2027	6.100% Senior Notes due 2028
3.125% Senior Notes due 2029	2.990% Senior Notes due 2029
4.500% Senior Notes due 2044	7.220% Senior Notes due 2030
5.500% Senior Notes due 2046	7.200% Senior Notes due 2032
4.000% Senior Notes due 2049	5.570% Senior Notes due 2035
5.750% Senior Notes due 2039
5.120% Senior Notes due 2040
4.240% Senior Notes due 2042
4.570% Senior Notes due 2044
4.870% Senior Notes due 2044
4.560% Senior Notes due 2064
1As at March 31, 2021, the aggregate outstanding principal amount of the Enbridge US dollar denominated notes was approximately US$8 billion.
2As at March 31, 2021, the aggregate outstanding principal amount of the Enbridge Canadian dollar denominated notes was approximately $7.7 billion.

The following Summarized Combined Statement of Earnings and the Summarized Combined Statements of Financial Position combines the balances of EEP, SEP and Enbridge Inc.
Summarized Combined Statement of Earnings

Three months ended
March 31, 2021
(millions of Canadian dollars)
Operating income	13
Earnings	916
Earnings attributable to common shareholders	824

Summarized Combined Statements of Financial Position

	March 31, 2021	December 31, 2020
(millions of Canadian dollars)
Accounts receivable from affiliates	2,154	2,108
Short-term loans receivable from affiliates	4,915	4,926
Other current assets	310	375
Long-term loans receivable from affiliates	44,180	43,217
Other long-term assets	4,177	4,237
Accounts payable to affiliates	1,587	1,267
Short-term loans payable to affiliates	4,360	4,117
Other current liabilities	4,587	5,628
Long-term loans payable to affiliates	35,320	32,035
Other long-term liabilities	38,052	41,353
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

The guarantee obligations of Enbridge will terminate with respect to any series of Guaranteed Partnership Notes if that series is discharged or defeased.

LEGAL AND OTHER UPDATES

LIQUIDS PIPELINES

Michigan Line 5 Dual Pipelines - Straits of Mackinac Easement
In 2019, the Michigan Attorney General filed a complaint in the Michigan Ingham County Circuit Court (the Court) that requests the Court to declare the easement granted in 1953 that we have for the operation of Line 5 in the Straits of Mackinac (the Straits) to be invalid and to prohibit continued operation of Line 5 in the Straits “as soon as possible after a reasonable notice period to allow orderly adjustments by affected parties”. Ruling on the motions is currently being held in abeyance by the Court pending further developments in the Federal Court cases described below.

On November 13, 2020, the Governor of Michigan and the Director of the Michigan Department of Natural Resources notified us that the State of Michigan (the State) was revoking and terminating the easement granted in 1953 that allows Line 5 to operate across the Straits. The notice demands that the portion of Line 5 that crosses the Straits must be shut down by May 2021. On November 24, 2020, we filed in the US District Court for the Western District of Michigan a Notice of Removal, which removed the State’s November Complaint to Federal Court and a Complaint for Declaratory and Injunctive Relief that requests the US District Court to enjoin the Governor from taking any action to prevent or impede the operation of Line 5. On February 18, 2021, the Judge ruled that the motion to remand back to State Court will be briefed and decided first. Parties were also ordered to collaborate and identify a facilitative mediator. Accordingly, retired US District Court Judge Gerald Rosen was chosen to act as mediator and mediation is underway.

On January 12, 2021, we responded to the Governor’s Notice of Revocation and Termination of Easement. On February 11, 2021, we sent a further letter to the Department of Natural Resources regarding our rights under the easement and renewing the request to meet and have technical discussions to better understand the State’s concerns. We will vigorously defend our ability to operate Line 5 under the 1953 easement in pending Court actions.

In March 2021, we completed the engineering and design phase of the Great Lakes Tunnel Project and we will now proceed with the process of hiring a contractor to construct the tunnel. We are actively pursuing state and federal regulatory permits from the US Army Corps of Engineers’ (Army Corps), the Michigan Department of Environment, Great Lakes & Energy (EGLE) and the Michigan Public Service Commission. The EGLE permits were granted in the first quarter of 2021 and the other permitting review processes are anticipated to continue throughout 2021.

Dakota Access Pipeline
We own an effective interest of 27.6% in the Bakken Pipeline System, which is inclusive of the Dakota Access Pipeline (DAPL). As previously reported, the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe filed motions in 2017 with the US Court for the District of Columbia (the District Court) contesting the lawfulness of the (Army Corps) easement for DAPL, including the adequacy of the Army Corps’ environmental review and tribal consultation process. The Oglala Sioux and Yankton Sioux Tribes also filed lawsuits alleging similar claims in 2018.

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

On March 25, 2020, in response to amended complaints from the Tribes, the District Court found the Army Corps’ environmental review on remand was deficient and ordered the Army Corps to prepare an Environmental Impact Statement (EIS) to address unresolved controversy pertaining to potential spill impacts resulting from DAPL. On July 6, 2020, the District Court issued an order vacating the Army Corps’ easement for DAPL and ordering that the pipeline be shut down by August 5, 2020. Dakota Access, LLC and the Army Corps appealed the decision and filed a motion for a stay pending appeal with the US Court of Appeals for the D.C. Circuit. On August 5, 2020, the US Court of Appeals stayed the District Court’s July 6 order to shut down and empty the pipeline, but did not stay the District Court’s March 25 order requiring the Army Corps to prepare an EIS or the District Court’s July 6 order vacating the DAPL easement.

On January 26, 2021, the US Court of Appeals affirmed the District Court’s decision, holding that the Army Corps is required to prepare an EIS and that the Army Corps’ easement for DAPL is vacated. The US Court of Appeals also determined that, absent considering the closure of DAPL in the context of an injunction proceeding, the District Court could not order DAPL’s operations to cease. While not an issue before the US Court of Appeals, the US Court of Appeals also recognized that the Army Corps could consider whether to allow DAPL to continue to operate in the absence of an easement.
In the District Court, the plaintiff Tribes’ motions remain pending for an injunction enjoining DAPL from operating until the Army Corps has completed its EIS and reissued the DAPL easement. Both Dakota Access, LLC and the Army Corps filed briefs in opposition to the Tribes’ request for an injunction. On April 9, 2021, at a hearing before the District Court, the Army Corps indicated that it does not intend, at this time, to exercise its authority to bar DAPL’s continued operation, notwithstanding the absence of an easement. All briefing before the District Court on whether DAPL operations should be enjoined is now complete. On May 3, 2021, in response to the District Court’s request for a status update, the Army Corps advised the court, among other things, that it anticipates completing its EIS by March 2022. The District Court may issue a decision on the injunction request at any time.

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

CAPITAL EXPENDITURE COMMITMENTS
We have signed contracts for the purchase of services, pipe and other materials totaling approximately $2.8 billion which are expected to be paid over the next five years.

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

CHANGES IN ACCOUNTING POLICIES

Refer to Part I. Item 1. Financial Statements - Note 2. Changes in Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2020. We believe our exposure to market risk has not changed materially since then.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at March 31, 2021, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2020, which could materially affect our financial condition or future results. There have been no material modifications to those risk factors.

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

Exhibit No.	Description
10.1*	Form of Enbridge Inc. 2019 Long Term Incentive Plan Stock Option Grant Notice and Stock Option Award Agreement (2021)
10.2*	Form of Enbridge Inc. 2019 Long Term Incentive Plan Performance Stock Unit Grant Notice and Performance Stock Unit Award Agreement (2021)
10.3*	Form of Enbridge Inc. 2019 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2021 Share-settled)
10.4*	Form of Enbridge Inc. 2019 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2021 Cash-settled)
10.5*	Form of Enbridge Inc. 2019 Long Term Incentive Plan Restricted Stock Unit - Energy Marketers Grant Notice and Restricted Stock Unit Award Agreement (2021)
10.6*	Enbridge Inc. Directors’ Compensation Plan dated February 9, 2021, effective April 1, 2021
22.1*	Subsidiary Guarantors
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	May 7, 2021	By:	/s/ Al Monaco
Al Monaco President and Chief Executive Officer
(Principal Executive Officer)
Date:	May 7, 2021	By:	/s/ Colin K. Gruending
Colin K. Gruending Executive Vice President and Chief Financial Officer
(Principal Financial Officer)