Form 10-K/A
period 2021-12-31
ENBRIDGE INC
filed 2022-03-07
CIK 895728

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes
☐
    No
☒
The aggregate market value of the registrant’s common shares held by non-affiliates
computed by reference to the price at which the common equity was last sold on June 30, 2021, was approximately US$77.7 billion
As at February 4, 2022, the registrant had 2,026,274,277 common shares outstanding.

Auditor Firm ID: PCAOB ID 271	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Calgary, Canada

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
10-K
from its management proxy circular.
Enbridge Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Filing”) on February 11, 2022. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
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
All references to our websites and to our Canadian management proxy circular, dated March 2, 2022 and filed with the SEC on March 7, 2022 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF REGISTRANT
Director nominee profiles
Shareholders elect directors to the Board for a term of one year, expiring at the end of the next annual meeting. The profiles that follow provide information about the nominated directors, including their backgrounds, experience, current directorships, Enbridge securities held and the Board committees they sit on. Additional information regarding skills and experience of our directors can be found beginning on page 18.

Mayank (Mike) M. Ashar Age 66 Calgary, Alberta, Canada Independent Director since July 29, 2021 Latest date of retirement May 2030

Mr. Ashar has been Principal at Bison Refining and Trading LLC since 2018. He was previously an Advisor at Reliance Industries Limited from 2016 to 2018 and an Executive Director, Managing Director and Chief Executive Officer of Cairn Energy India Ltd. from 2014 to 2016. Prior to that, Mr. Ashar served as President of Irving Oil Ltd. from 2008 to 2013. He held various senior leadership positions at Suncor Energy Inc. from 1987 to 2008. Mr. Ashar holds an MBA, BA, MEng and BA Sc from University of Toronto. Mr. Ashar is a member of the Institute of Corporate Directors (“ICD”).

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors 2		4 out of 4	100%
	Governance 2		3 out of 3	100%
	Human Resources & Compensation 2		2 out of 2	100%
	Total		9 out of 9	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	64,000	3,141	$3,764,596	$1,080,036
	Other board/board committee memberships 7
	Public 7
	Teck Resources Ltd. (public mining and mineral development company)		Director Member, audit committee and compensation committee

Gaurdie E. Banister Age 64 Houston, Texas, USA Independent Director since November 4, 2021 Latest date of retirement May 2033

Mr. Banister was President and CEO of Aera Energy LLC, an oil and gas exploration and production company jointly owned by Shell Oil Company and ExxonMobil from 2007 to 2015. Prior to that, Mr. Banister held various senior leadership positions at Shell from 1980 to 2007. Mr. Banister holds a BA Sc (Metallurgical Engineering) from South Dakota School of Mines and Technology.

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors 8		2 out of 2	100%
	Audit, Finance & Risk 8		1 out of 1	100%
	Safety & Reliability 8		1 out of 1	100%
	Total		4 out of 4	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	16,449	1,135	$985,935	$1,080,036
	Other board/board committee memberships 7
	Public 7
	Dow, Inc. (public materials science company)		Director Member, compensation and leadership development committee and the health, safety, environment & technology committee
	Private 7
	Russell Reynolds Associates (private leadership advisory and search firm)		Chair Member, compensation committee
	Different Points of View		Chairman & Chief Executive Officer
	Former US-listed company directorships (last 5 years)

	Tyson Foods

	Bristow Group Inc.

	Marathon Oil Corporation

Pamela L. Carter Age 72 Franklin, Tennessee, USA Independent Director since February 27, 2017 Latest date of retirement May 2025 2021 annual meeting votes for: 88.92%

Ms. Carter was the Vice President of Cummins Inc. and President of Cummins Distribution Business, a division of Cummins Inc., a designer, manufacturer and marketer of diesel engines and related components and power systems, from 2008 until her retirement in 2015. Ms. Carter joined Cummins Inc. in 1997 as Vice President – General Counsel and Corporate Secretary and held various management positions within Cummins. Prior to joining Cummins Inc., Ms. Carter served in the private practice of law as partner and associate and in various capacities with the State of Indiana, including Parliamentarian in the Indiana House of Representatives, Deputy
Chief-of-Staff
to Governor Evan Bayh, Executive Assistant for Health Policy & Human Services and Securities Enforcement Attorney for the Office of the Secretary of State. She served as the Attorney General for the State of Indiana from 1993 to 1997 and was the first African American woman to be elected state attorney general in the U.S. Ms. Carter holds a BA (Bachelor of Arts) from the University of Detroit, MSW (Master of Social Work) from the University of Michigan, JD (Doctor of Jurisprudence) from McKinney School of Law, Indiana University, and a Public Administration degree from Harvard Kennedy School. Ms. Carter received a 2018 Sandra Day O’Connor Board Excellence Award honoring her for her demonstrated commitment to board excellence and diversity. She also received an award as one of the top 100 board members from NACD in 2018 and top 25 director from Black Enterprise, 2018. Ms. Carter was named by Savoy Magazine as one of the 2021 Most Influential Black Corporate Directors.

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors		7 out of 7	100%
	Sustainability		5 out of 5	100%
	Governance 9		5 out of 5	100%
	Human Resources & Compensation (Chair) 9		5 out of 5	100%
	Total		22 out of 22	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	46,439	15,339	$3,463,892	$1,080,036
	Other board/board committee memberships 7
	Public 7
	Hewlett Packard Enterprise Company (public technology company)		Director Chair, human resources and compensation committee Member, audit committee
	Broadridge Financial Solutions, Inc. (public financial services company)		Director Chair, audit committee Member, governance and nominating committee
	Former US-listed company directorships (last 5 years)
	CSX Corporation

Susan M. Cunningham Age 66 Houston, Texas, USA Independent Director since February 13, 2019 Latest date of retirement May 2031 2021 annual meeting votes for: 97.36%

Ms. Cunningham was an Advisor for Darcy Partners from 2017 to 2019. From 2014 to 2017, Ms. Cunningham was Executive Vice President, EHSR (Environment, Health, Safety, Regulatory) and New Frontiers (global exploration, new ventures, geoscience and business innovation) at Noble Energy, Inc. From 2001 to 2013, she held various senior management roles with Noble Energy, Inc. Prior thereto, Ms. Cunningham held positions with Texaco U.S.A., Statoil Energy, Inc. and Amoco Corporation. Ms. Cunningham holds a BA in Geology and Geography from McMaster University and is a graduate of Rice University’s Executive Management Program. She was also Chairman of the OTC (Offshore Technology Conference) from 2010 to 2011.

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors		7 out of 7	100%
	Sustainability (Chair)		5 out of 5	100%
	Human Resources & Compensation		5 out of 5	100%
	Safety & Reliability		5 out of 5	100%
	Total		22 out of 22	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	2,581	12,334	$836,284	$1,080,036
	Other board/board committee memberships 7
	Public 7
	Whiting Petroleum Corporation (public oil and gas exploration and production)		Director Chair, ESG committee Member, audit committee
	Former US-listed company directorships (last 5 years)
	Oil Search Limited

Gregory L. Ebel Age 57 Houston, Texas USA Independent Director since February 27, 2017 Latest date of retirement May 2039 2021 annual meeting votes for: 87.20%

Mr. Ebel served as Chairman, President and CEO of Spectra Energy Corp (“Spectra Energy”) from 2009 until February 27, 2017. Prior to that time, Mr. Ebel served as Spectra Energy’s Group Executive and Chief Financial Officer beginning in 2007. He served as President of Union Gas Limited from 2005 until 2007, and Vice President, Investor & Shareholder Relations of Duke Energy Corporation from 2002 until 2005. Mr. Ebel joined Duke Energy in 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel holds a BA (Bachelor of Arts, Honours) from York University and is a graduate of the Advanced Management Program at the Harvard Business School. Mr. Ebel has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

	Enbridge Board/Board committee memberships 10		Meeting attendance 1
	Board of Directors		7 out of 7	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs (excluding stock options) 5,11	Minimum required 6
	651,845	41,708	$38,887,517	$1,080,036
	Other board/board committee memberships 7
	Public 7
	The Mosaic Company (public producer and marketer of concentrated phosphate and potash)		Chair of the Board Member, audit committee and corporate governance and nominating committee
	Baker Hughes Company (public supplier of oilfield services and products)		Director Chair, audit committee Member, governance & corporate responsibility committee

Jason B. Few Age 55 Westport, Connecticut, USA Independent Mr. Few is a new Board candidate proposed for election to the Board Latest date of retirement, if elected, May 2041

Mr. Few has been President & CEO of FuelCell Energy, Inc., a global leader in molten carbonate fuel cell technology, since 2019. He is also the founder and senior managing partner of BJF Partners, LLC, (privately held strategic transformation consulting firm), where he has served since 2016. Prior thereto, Mr. Few was President of Sustayn Analytics L.L.C., a cloud-based software waste and recycling optimization company from 2018 to 2019. Mr. Few held various senior leadership positions prior thereto including President and CEO of Continuum Energy, L.L.C. from 2013 to 2016. Mr. Few has more than 30 years of experience as a business leader, entrepreneur and technology leader across various industries and has worked at the intersection of transformation across technology and energy for Global Fortune 500, small/mid-cap,
and privately held energy, technology and telecommunications firms including NRG/Reliant and Motorola. Mr. Few holds a BBA (Bachelor of Business Administration) from Ohio University and an MBA (Master of Business Administration) from Northwestern University’s J.L. Kellogg Graduate School of Management.

	Enbridge Board/Board committee memberships		Meeting attendance
	N/A			N/A
Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	-	-	-	N/A
Other board/board committee memberships 7
Public 7
	FuelCell Energy, Inc. (public molten carbonate fuel cell technology company)		Director Chair, executive committee
	Marathon Oil Corporation (public exploration and production company)		Chair, compensation committee Member, corporate governance and nominating committee
Private 7
	Memorial Hermann Healthcare System (not-for-profit health system)		Member, investment committee

Teresa S. Madden Age 66 Boulder, Colorado, USA Independent Director since February 12, 2019 Latest date of retirement May 2031 2021 annual meeting votes for: 98.36%

Ms. Madden was the Executive Vice President and Chief Financial Officer of Xcel Energy, Inc., an electric and natural gas utility, from 2011 until her retirement in 2016. She joined Xcel in 2003 as Vice President, Finance, Customer & Field Operations and was named Vice President and Controller in 2004. Prior thereto, Ms. Madden held positions with Rogue Wave Software, Inc. as well as New Century Energies and Public Service Company of Colorado, predecessor companies of Xcel Energy. Ms. Madden holds a BS (Bachelor of Science) in Accounting from Colorado State University and an MBA (Master of Business Administration) from Regis University.

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors		7 out of 7	100%
	Audit, Finance & Risk (Chair)		5 out of 5	100%
	Governance		6 out of 6	100%
	Total		18 out of 18	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	1,000	12,585	$761,711	$1,080,036
	Other board/board committee memberships 7
	Public 7
	The Cooper Companies, Inc. (public medical device company)		Director Chair, audit committee Member, organization and compensation committee
	Former US-listed company directorships (last 5 years)
	Peabody Energy Corp.

Al Monaco Age 62 Calgary, Alberta, Canada Not Independent Director since February 27, 2012 Latest date of retirement May 2035 2021 annual meeting votes for: 98.33%

Mr. Monaco joined Enbridge in 1995 and has held increasingly senior positions. He has been President & Chief Executive Officer of Enbridge since October 1, 2012 and served as Director and President of Enbridge from February 27, 2012 to September 30, 2012. Mr. Monaco holds an MBA (Master of Business Administration) from the University of Calgary and has a Chartered Professional Accountant designation.

	Enbridge Board/Board committee memberships 12	Meeting attendance 1
	Board of Directors	7 out of 7	100%
Enbridge shares and DSUs held 3
	Enbridge shares	Total market value of Enbridge shares (excluding stock options) 5	Minimum required 13
	962,571	$53,971,356	N/A
Other board/board committee memberships 7
Public 7
	Weyerhaeuser Company (public timberlands company and wood products manufacturer)	Director Member, compensation committee
Private 7

DCP Midstream, LLC
(a private 50/50 joint venture between Enbridge and
Phillips 66 and the general partner of DCP Midstream
GP, LLC, the general partner of DCP Midstream GP,
LP, the general partner of DCP Midstream Partners,
LP, a midstream master limited partnership with public
unitholders)

Director Member, human resources and compensation committee

Not-for-profit 7
	American Petroleum Institute (not-for-profit trade association)	Director Chair, finance committee Member, executive committee
	Business Council of Canada (not-for-profit, non-partisan organization composed of CEOs of Canada’s leading enterprises)	Director
	Business Council of Alberta	Member
	U.S. National Petroleum Council	Member
	Catalyst Canada Advisory Board	Member

Stephen S. Poloz Age 66 Ottawa, Ontario, Canada Independent Director since June 4, 2020 Latest date of retirement May 2031 2021 annual meeting votes for: 99.53%

Mr. Poloz was Governor of the Bank of Canada from 2013 to 2020, in which capacity he served as Chair of the Board of Directors, and on the Board of Directors of the Bank for International Settlements (BIS). Prior to this, Mr. Poloz spent 14 years with Export Development Canada, in various roles including Chief Economist, Head of Lending, and President & Chief Executive Officer. He previously spent 5 years as managing editor of The International Bank Credit Analyst at BCA Research, and 14 years at the Bank of Canada in economic research and forecasting. He holds an Honours BA in Economics from Queen’s University, and an MA and PhD in Economics from the University of Western Ontario. He is a Certified International Trade Professional and a graduate of Columbia University’s Senior Executive Program. He is also author of The Next Age of Uncertainty: How the World Can Adapt to a Riskier Future, published by Penguin Random House Canada.

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors		7 out of 7	100%
	Audit, Finance & Risk		5 out of 5	100%
	Governance (Chair) 14		1 out of 1	100%
	Safety & Reliability		5 out of 5	100%
	Total		18 out of 18	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	-	8,140	$456,410	$1,080,036
	Other board/board committee memberships 7
	Public 7
	CGI Inc. (public IT and business consulting services company)		Director Member, audit and risk management committee

	Private 7
	Omni Conversion Technologies Inc. (private waste conversion company)		Director Chair, governance and talent committee

S. Jane Rowe Age 62 Toronto, Ontario, Canada Independent Director since November 4, 2021 Latest date of retirement May 2034

Ms. Rowe has been Vice Chair, Investments, Ontario Teachers’ Pension Plan since 2020. From 2019 to 2020, she was Executive Managing Director, Equities, Ontario Teachers, an independent organization responsible for administering and managing the assets of the Ontario Teachers’ Pension Plan. Prior to that, she was Senior Managing Director, Ontario Teachers’ Private Capital from 2010 to 2019. Ms. Rowe held several executive positions at Scotiabank from 1987 to 2010, including President and Chief Executive Officer of Scotia Mortgage Corporation and Roynat Capital Inc. Ms. Rowe holds an MBA (Master of Business Administration) from York University, Schulich School of Business, ON and a BCom (Hon.) (Bachelor of Commerce) from Memorial University. Ms. Rowe is a member of the ICD.

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors 15		2 out of 2	100%
	Governance 15		1 out of 1	100%
	Human Resources & Compensation 15		1 out of 1	100%
	Total		4 out of 4	100%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	5,783	567	$356,045	$1,080,036
	Other board/board committee memberships 7
	Public 7
	TD Bank Financial Group		Director Member, audit committee

	Private 7
	CFPT Trustee Inc.		Director Chair, human resources and compensation committee Member, audit committee
	Camelot UK Lotteries Limited		Director Member, audit committee and remuneration committee
	Camelot Business Solutions Limited		Director
	Premier Lotteries Investments UK Limited		Director
	Premier Lotteries Capital UK Limited		Director
	Premier Lotteries UK Limited		Director

Dan C. Tutcher Age 73 Houston, Texas, USA Independent Director since May 3, 2006 Latest date of retirement May 2024 2021 annual meeting votes for: 98.18%

Mr. Tutcher is on the Board of Directors of Gulf Capital Bank, where he is Chairman of the Governance Committee. Mr. Tutcher was Managing Director, Public Securities on the Energy Infrastructure Equities team for Brookfield’s Public Securities Group from October 2018 until February 2021. Prior to joining Brookfield in 2018, Mr. Tutcher was President & Chair of the Board of Trustees of Center Coast MLP & Infrastructure Fund since 2013 and a Principal in Center Coast Capital Advisors L.P. since its inception in 2007. He was the Group Vice President, Transportation South of Enbridge, as well as President of Enbridge Energy Company, Inc. (general partner of former Enbridge sponsored affiliate Enbridge Energy Partners, L.P.) and Enbridge Energy Management, L.L.C. (another former Enbridge sponsored vehicle) from May 2001 until May 1, 2006. From 1992 to May 2001, he was the Chair of the Board of Directors, President & Chief Executive Officer of Midcoast Energy Resources, Inc. Mr. Tutcher holds a BBA (Bachelor of Business Administration) from Washburn University.

	Enbridge Board/Board committee memberships		Meeting attendance 1
	Board of Directors		6 out of 7	86%
	Sustainability		4 out of 5	80%
	Safety & Reliability (Chair)		4 out of 5	80%
	Total		14 out of 17	82%
	Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	650,649	156,248	$45,242,715	$1,080,036
	Other board/board committee memberships 7
	Private 7
	Gulf Capital Bank		Director Chair, governance committee
	Former US-listed company directorships (last 5 years)
	Center Coast MLP & Infrastructure Fund

Steven W. Williams Age 66 Calgary, Alberta, Canada Independent Mr. Williams is a new Board candidate proposed for election to the Board Latest date of retirement, if elected, May 2031

Mr. Williams was President & CEO of Suncor Energy Inc. from 2012 to 2019 and President from 2011 to 2018. Mr. Williams held various senior leadership positions at Suncor beginning in 2002 when he was appointed Executive Vice President, Corporate Development and Chief Financial Officer. He was also Executive Vice President, Oil Sands from 2003 to 2007 and Chief Operating Officer from 2007 to 2011. Mr. Williams has more than 40 years of international energy industry experience, including 18 years at Esso/Exxon. Mr. Williams holds a BSc (Honours) from Exeter University. He also completed the Business Economics Programme at Oxford University and the Advanced Management Program at Harvard Business School. Mr. Williams is a member of the ICD.

	Enbridge Board/Board committee memberships		Meeting attendance
	N/A			N/A
Enbridge shares and DSUs held 3
	Enbridge shares	DSUs 4	Total market value of Enbridge shares & DSUs 5	Minimum required 6
	5,000	-	$280,350	N/A
Other board/board committee memberships 7
Public 7
	Alcoa Inc. (public aluminum manufacturing company)		Chair of the Board

1	Percentages are rounded to the nearest whole number. Includes all meetings held in 2021 as well as those held in 2022 prior to the date of the Circular.
2	Mr. Ashar was appointed to the Board and as a member of the Governance Committee and Human Resources & Compensation Committee on July 29, 2021.
3	Information about beneficial ownership and about securities controlled or directed was provided by the director nominees and is as at March 2, 2022.
4	DSUs refer to deferred share units and are defined on page 68 of this Amendment No. 1 on Form 10-K/A.
5	Total market value = number of common shares or deferred share units × closing price of Enbridge shares on the TSX on March 2, 2022 of $56.07, rounded to the nearest dollar.
6
Directors must hold at least three-times their annual US$285,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.2632, the published WM/Reuters 4 pm London exchange rate for December 31, 2021. All current directors meet or exceed this requirement except Mses. Cunningham, Madden and Rowe, who have until February 13, 2024, February 12, 2024 and November 4, 2026, respectively, and Messrs. Banister and Poloz, who have until November 4, 2026 and June 4, 2025, respectively, to meet this requirement.

7
Public
means a corporation or trust that is a reporting issuer in Canada, a registrant in the U.S., or both, and that has publicly listed equity securities.
Private
means a corporation or trust that is not a reporting issuer or registrant.
Not-for-profit
means a corporation, society or other entity organized for a charitable, civil or other social purpose which does not generate profits for its members.

8	Mr. Banister was appointed to the Board on November 4, 2021. He was appointed to the Audit, Finance & Risk Committee and the Safety and Reliability Committee on November 30, 2021.
9	Ms. Carter was appointed as Chair of the Human Resources & Compensation Committee and ceased being Chair and a member of the Governance Committee on November 30, 2021.
10	Mr. Ebel is not a member of any Board committee, but as Chair of the Board he attends their meetings.
11
Mr. Ebel’s stock options were Spectra Energy options that converted into options to purchase Enbridge shares upon the closing of the merger of Enbridge and Spectra Energy on February 27, 2017. No new Enbridge stock options were granted to Mr. Ebel in his capacity as a director of Enbridge or Chair of the Enbridge Board.

12	Mr. Monaco is not a member of any Board committee, but as President & CEO he attends their meetings at the request of such committees.
13	As President & CEO, Mr. Monaco is required to hold Enbridge shares equal to six times his base salary (see page 53). Mr. Monaco is not required to hold Enbridge shares as a director.
14	Mr. Poloz was appointed the Chair of the Governance Committee on November 30, 2021.
15	Ms. Rowe was appointed to the Board on November 4, 2021. She was appointed to the Governance Committee and Human Resources & Compensation Committee on November 30, 2021.

Retiring director
J. Herb England is not standing for
re-election
as a director of Enbridge and will retire at the end of the Meeting. Mr. England has served on our Board since January 1, 2007 and is 75 years old. Mr. England has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc. (contracting company) in southwest Florida since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd. (fruit beverage manufacturing company). Prior to 1993, Mr. England held various executive positions with John Labatt Limited (brewing company) and its operating companies, including the position of Chief Executive Officer of Labatt Brewing Company – Prairie Region (brewing company), Catelli Inc. (food manufacturing company) and Johanna Dairies Inc. (dairy company). In 1993, Mr. England retired as Senior Vice President, Finance and Corporate Development & Chief Financial Officer of John Labatt Limited. Mr. England holds a BA (Bachelor of Arts) from the Royal Military College of Canada and an MBA (Master of Business Administration) from York University. He also has a CA (Chartered Accountant) designation. Mr. England’s other public company board and committee memberships are as follows:

Public

FuelCell Energy, Inc. (public fuel cell company in which Enbridge holds a small interest)	Chair of the Board Member, audit and finance committee, nominating and governance committee and executive committee
Director independence

Name	Independent	Not independent	Reason for non-independence

Gregory L. Ebel (Chair)	✓

Mayank M. Ashar	✓

Gaurdie E. Banister	✓

Pamela L. Carter	✓

Susan M. Cunningham	✓

J. Herb England 1	✓

Jason B. Few 2	✓

Teresa S. Madden	✓

Al Monaco (President & CEO)		✓	President & CEO of the Company

Stephen S. Poloz	✓

S. Jane Rowe	✓

Dan. C. Tutcher	✓

Steven W. Williams 2	✓

1	J. Herb England, an independent director, will retire at the end of the Meeting and will not stand for re-election.
2	Jason B. Few and Steven W. Williams are new Board candidates and currently do not serve on our Board.

Current Board committee participation
The following table outlines Board committee participation as of the date of this Management Information Circular. All members of each of our Board committees are independent.

Director	Audit, Finance & Risk Committee	Sustainability Committee	Governance Committee	Human Resources & Compensation Committee	Safety & Reliability Committee

Not Independent

Al Monaco 1 (President & CEO)

Independent

Mayank M. Ashar 2			✓	✓

Gaurdie E. Banister 3	✓				✓

Pamela L. Carter 4		✓		Chair

Susan M. Cunningham		Chair		✓	✓

Gregory L. Ebel 1 (Chair)

J. Herb England 5,6	✓	✓	✓

Teresa S. Madden 6	Chair		✓

Stephen S. Poloz 7	✓		Chair		✓

S. Jane Rowe 8			✓	✓

Dan C. Tutcher		✓			Chair

1	Messrs. Monaco and Ebel are not members of any of the committees of the Board. They attend committee meetings in their capacities as President & CEO and Chair of the Board, respectively.
2	Mr. Ashar was appointed to the Governance Committee and Human Resources & Compensation Committee on July 29, 2021.
3	Mr. Banister was appointed to the Audit, Finance & Risk Committee and Safety & Reliability Committee on November 30, 2021.
4	Ms. Carter was appointed Chair of the Human Resources & Compensation Committee on November 30, 2021.
5	Mr. England will retire at the end of the Meeting and will not stand for re-election.
6
Ms. Madden and Mr. England qualify as audit committee financial experts, as defined under the
U.S. Securities Exchange Act of 1934
, as amended. The Board has also determined that all members of the Audit, Finance & Risk Committee are financially literate according to the meaning of National Instrument
52-110
–
Audit Committees
and the rules of the NYSE.

7	Mr. Poloz was appointed Chair of the Governance Committee on November 30, 2021.
8	Ms. Rowe was appointed to the Governance Committee and Human Resources & Compensation Committee on November 30, 2021.

Mix of skills and experience
We maintain a skills and experience matrix for our directors in areas we think are important for a corporation like ours. We use this skills matrix to annually assess our Board composition and in the recruitment of new directors. The table below indicates each director nominee’s skills and experience in the areas indicated based on a self-assessment by each individual.

Area

Primary Industry Background

Energy	✓	✓	✓	✓	✓	✓	✓	✓				✓

Utilities		✓	✓		✓	✓	✓	✓			✓	✓

Industrial	✓		✓		✓	✓		✓				✓

Financial Services			✓		✓				✓	✓	✓

Functional Experience

Accounting/Finance/Audit/ Economics 1	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Capital Markets and Mergers & Acquisitions 2		✓	✓	✓	✓	✓	✓	✓		✓	✓	✓

CEO / Executive Leadership 3	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Energy Transition 4	✓	✓	✓	✓	✓	✓	✓	✓			✓	✓

ESG, Corporate Social Responsibility & Sustainability 5	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Governance 6	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Government, Policy, Legal & Regulatory 7	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Health, Safety & Environment 8	✓	✓	✓	✓	✓	✓	✓	✓			✓	✓

Human Resources / Compensation 9	✓	✓	✓	✓	✓	✓	✓	✓		✓	✓	✓

Industry – Energy/Midstream/Utilities/Transportation 10	✓	✓	✓	✓	✓	✓	✓	✓			✓	✓

International Business 11	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Operations 12	✓	✓	✓	✓	✓	✓		✓		✓	✓	✓

Risk Management 13	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Strategy and Leading Growth 14	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓

Information Technology/Cybersecurity 15		✓	✓	✓	✓	✓	✓	✓				✓

1	Experience in financial accounting, reporting and corporate finance with knowledge of internal controls.
2	Experience with capital raising transactions and M&A transactions.
3	Experience as a CEO, CFO or Executive Officer of a publicly listed company or major organization.
4	Experience with policy, regulations, operations, transactions relating to renewable energy sources, new energy technologies, and climate change.
5	Understanding of ESG, corporate social responsibility and sustainability practices and their relevance to corporate success.
6	Experience as a board member of a publicly listed company or major organization.
7	Experience in, or a strong understanding of, the workings of government and public policy in Canada and internationally, legal and regulatory, and in stakeholder engagement or management.
8	Thorough understanding of industry regulations and public policy and leading practices of workplace safety, health and the environment.
9	Strong understanding of compensation, benefit and pension programs, legislation and agreements, with specific expertise in executive compensation programs.
10	Experience in the oil and gas/energy (including pipelines) industries, and knowledge of markets, financials, operational issues and regulatory concerns.
11	Experience working in a major organization with global operations where Enbridge is or may be active.
12	Experience overseeing operations as a senior executive with a strong understanding of operating plans and business strategy.
13	Experience in risk governance, including oversight of annual review of principal risks or identifying principal risks, or monitoring or implementing a risk management program.
14	Experience driving strategic direction and leading growth of an organization.
15	Experience in information technology and data security systems.
16	Jason B. Few and Steven W. Williams are new Board candidates who currently do not serve on our Board.

EXECUTIVE OFFICERS OF REGISTRANT
The information regarding executive officers was included in
Part I.
Item 1. Business—Executive Officers
of the Original Filing and is accordingly not included in this Amendment No. 1.
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
STATEMENT ON BUSINESS CONDUCT
Our Statement on Business Conduct is our formal statement of expectations that applies to all individuals at Enbridge and our subsidiaries, including our directors, officers, employees, contingent workers as well as consultants and contractors retained by Enbridge. It discusses what we expect in various areas including:

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
The latest version of the Statement on Business Conduct is available on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form
8-K
regarding amendments to, and waivers from, the provisions of the Statement on Business Conduct by posting such information on our website www.enbridge.com.
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
During January 2022, all employees and contingent workers active in the Company’s human resources information system were required to complete online Statement on Business Conduct training, certify their compliance and declare any real or potential conflicts of interest. As of the date of the Circular, approximately 99.7% of these Enbridge employees and contingent workers had certified compliance with the Statement on Business Conduct for the year ended December 31, 2021. All directors serving on the Board as at December 31, 2021 have certified their compliance with the Statement on Business Conduct for the year ended December 31, 2021.

AUDIT, FINANCE & RISK COMMITTEE
The Audit, Finance & Risk Committee fulfills public company audit committee obligations and assists the Board with oversight of the integrity of the Company’s financial statements; the Company’s compliance with legal and regulatory requirements; the independent auditor’s qualifications and independence; and the performance of the Company’s internal audit function and external auditors. The Committee also assists the Board with the Company’s risk identification, assessment and management program.
Financial literacy
The Board defines an individual as financially literate if he or she can read and understand financial statements that are generally comparable to ours in breadth and complexity of issues. The Board has determined that all of the members of the Audit, Finance & Risk Committee are financially literate according to the meaning of NI
52-110
and the rules of the NYSE. It has also determined that Ms. Madden and Mr. England qualify as “audit committee financial experts” as defined by the Exchange Act. The Board bases this determination on each director’s education, skills and experience.
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
Board Interlocks
As at March 2, 2022, no two director nominees are members of the same board of directors of another public company.

Compensation discussion & analysis
—

Executive compensation
The following compensation discussion and analysis describes the 2021 compensation programs for our Named Executive Officers (NEOs). For 2021, our NEOs were:
Al Monaco President & Chief Executive Officer (CEO)

Vern D. Yu 1 Executive Vice President & Chief Financial Officer (CFO)

Colin K. Gruending 2 Executive Vice President & President, Liquids Pipelines

William T. Yardley Executive Vice President & President, Gas Transmission & Midstream

Robert R. Rooney Executive Vice President & Chief Legal Officer (CLO)

Cynthia Hansen Executive Vice President & President, Gas Distribution & Storage

22	Executive summary

27	Compensation policies and practices

28	Assessing 2021 performance

29	Approach to executive compensation

32	2021 compensation decisions

32	Base salary

32	Short-term incentive

35	Medium- and long-term incentives

40	2022 changes

40	Total direct compensation for Named Executive Officers

47	Other benefit elements

47	Retirement benefits

49	Other benefits

49	Compensation governance

51	Annual decision-making process

53	Share ownership

54	Executive compensation tables and other compensation disclosures

1	Mr. Yu served as Executive Vice President & President, Liquids Pipelines from January 1 to September 30, 2021 and Executive Vice President & CFO from October 1 to December 31, 2021.
2	Mr. Gruending served as Executive Vice President & CFO from January 1 to September 30, 2021 and Executive Vice President & President, Liquids Pipelines from October 1 to December 31, 2021.

Executive summary

The last few years presented challenges that have tested Enbridge like never before. The ongoing health and economic crises continue to highlight the need for our Board and senior management team to stay true to our purpose in the pursuit of our strategic objectives, all while navigating one of the most difficult periods we have faced in generations.
To this end, the HRC Committee works diligently on behalf of shareholders to ensure our executive compensation programs are aligned with performance, designed to retain top talent and motivate Enbridge’s senior leaders to bring our vision, values and strategy to life. In the pages that follow, we are pleased to share our approach to executive compensation for 2021 and to highlight the performance metrics we considered in determining the 2021 compensation awarded to our executive leadership team. Guided by our compensation philosophy and principles, the decisions on executive compensation reflect our ongoing focus on driving sustainable growth and creating long-term
value for our shareholders.
Performance in 2021
The 2021 Strategic Plan focused on execution of our secured growth capital program and growing each of the core businesses. This is achieved through a combination of the disciplined deployment of capital to both conventional and low-carbon
opportunities that fit our
low-risk
pipeline-utility investment model. Our approach simultaneously optimized returns on the existing asset base and extended our industry leading ESG performance.
Distributable Cash Flow (“DCF”) per share
1

1	DCF and DCF per share are non-GAAP measures; these measures are defined and reconciled in Item 11 - “Non-GAAP reconciliation”.
In delivering exceptional results in 2021, there were some highly impactful strategic, operational and financial achievements, such as placing the Line 3 Replacement Project fully into service and acquiring the Ingleside Energy Center, further extending our Gulf Coast strategy.
Key accomplishments delivering meaningful value to our shareholders and other stakeholders are noted below:

2021 in review:
✓
Drove record safety and operating performance
✓
Achieved excellent financial results
✓
Placed $10B of growth capital into service
✓
Completed final segment of Line 3 Replacement Project
✓
Acquired Ingleside Energy Center
✓
Sanctioned $2B new capital projects
✓
Executing on export and low-carbon strategies
✓
Sold $1.2B in non-core assets
✓
Delivered strong ESG performance
✓
Announced 27
th
annual dividend increase
✓
Introduced share repurchase program
✓
Generated 30% total shareholder return (“TSR”)

Assessing executive compensation
In considering executive compensation outcomes for the year, we assessed performance against the financial, operational, safety and strategic objectives that were approved by the Board at the beginning of the year and judged in the context of our compensation philosophy. Further, the HRC Committee and Board reviewed key performance indicators (“KPIs”) relative to our performance comparator group, including TSR, dividend per share growth and earnings per share growth. The HRC Committee has approved 2021 incentive payouts for our executives that align to company performance, and strategic and stakeholder value created. There were no discretionary adjustments made by the HRC Committee to our 2021 incentive compensation. For information on the performance comparator group, see page 37.
KPIs compared to our performance comparators
KPI analysis evaluates Enbridge’s performance using several financial metrics relative to our performance comparator group across 1- and 3-year periods. Enbridge’s results and percentile ranking relative to the performance comparator group is shown below:

1	Compounded annual growth rate

Compensation philosophy
Our executive compensation design is grounded in a
pay-for-performance
philosophy. Accordingly, base salary is the sole fixed source of our NEOs’ total direct compensation and variable compensation amounts earned by our NEOs are strongly aligned to the achievement of Enbridge’s strategic priorities and shareholder experience. Total compensation is targeted at median within the markets and peers where Enbridge competes, with performance driving “at risk” incentive payouts up or down accordingly. The vast majority of executive compensation is considered “at risk” because its value is based on specific performance criteria and/or share price and payout is not guaranteed. There were no adjustments made to our executive compensation programs during the year and our programs continue to align to our compensation philosophy, the market, and our peers.
Shareholder returns
Solid operational company results have translated to strong returns for our shareholders. Enbridge’s TSR and ranking comparable to the compensation peer group and the performance comparator group is shown below. For information on the compensation peer group, see page 52.

1	Compounded annual growth rate
Exemplifying our values
Enbridge’s response to the ongoing
COVID-19
pandemic exemplifies our values and focus on our people, the communities in which we operate and our shareholders. Enbridge’s priority has been to protect our employees, their families and our communities, while continuing to safely operate the critical infrastructure that delivers the energy people rely on every day.
For two years, Enbridge has effectively managed unprecedented changes to our work and has demonstrated remarkable resilience.
In 2021, we continued a
phased-in
approach to returning employees to office environments (for those working remotely in 2020) and the safety of our people and customers remained paramount to our return to office plans. As we are evolving our post-COVID-19
ways of working and incorporating more flexibility into how we work, and allowing people to better balance personal and professional responsibilities, we have rolled out a FlexWork pilot program where eligible employees can work from home a set number of days per week.
Proactive steps were taken to support our employee’s physical, mental, financial and social well-being while investing in personal and professional development. Throughout this all, we continued to foster a diverse and inclusive culture by highlighting an expanded Inclusion, Diversity, Equity and Accessibility Strategy.
Enbridge has long integrated ESG factors into its strategy and is proud to be recognized as a leader amongst our peers. Starting in 2021, ESG goals are now fully integrated into our operations and enterprise-wide incentive compensation, including for the President & CEO and executive management. Linking performance on our ESG goals to incentive compensation will ensure we continue to make meaningful progress towards these goals through our specific action plans.

Performance highlights for 2021

Priorities		Actions

1.	Ensure safe and reliable operations and cost-efficient transportation solutions for customers
•
  Record setting performance on employee, contractor and operational safety
•
  Replaced the U.S. portion of Line 3, improving safety and reliability of the line
•
  Continued modernizing Gas Transmission system, reducing emissions and improving reliability
•
  Robust maintenance and integrity programs across each business

2.	Execute secured growth capital program
•
  Placed $10 billion of secured growth capital into service at an attractive return on invested capital
•
  Completed construction of the final segment of the Line 3 Replacement Project and placed Southern Access expansion into service
•
  Placed into service expansions of the B.C. Pipeline system including the
T-South
Expansion and Spruce Ridge Project
•
  Advanced multi-year modernization program of Gas Transmission system
•
  Completed the Appalachia to Market and Middlesex Extension projects, expanding the U.S. Northeast’s access to reliable natural gas
•
  Placed into service the Cameron Extension Project, advancing liquified natural gas (“LNG”) export strategy
•
  Completed 2021 Gas Utility capital program and added ~40,000 new customers
•
  Advanced construction of four French offshore wind projects
•
  Placed two renewable natural gas (“RNG”) projects and Markham hydrogen blending project into service
•
  Completed two additional solar self-power projects

3.	Deliver financial results and maximize returns on the business
•
  Achieved DCF per share of $4.96
1
, which exceeded budget and the top end of the guidance range, an increase over 2020 of 6%
•
  Increased the 2022 quarterly dividend by 3% to $0.86 ($3.44 annually) per share reflecting the 27 th
consecutive annual increase
•
  Rated BBB+ (or equivalent) by all four of our credit rating agencies
•
  Optimized system volumes and the annualized benefit of cost reduction efforts introduced in 2020, realized incremental $100 million of cost savings
•
  Robust enterprise-wide financial risk management program in place to manage foreign exchange and interest rate movements
•
  $1.2 billion of
non-core
asset sales at a strong valuation, which provides added financial strength and flexibility
•
  Announced establishment of a normal course issuer bid of up to $1.5 billion providing financial flexibility to return additional capital to shareholders

4.	Grow core business
•
  Sanctioned $2 billion of new projects including the $0.9 billion Calvados French offshore wind project and a $0.5 billion expansion of Valley Crossing Pipeline (pending Texas LNG financial investment decision)
•
  Advanced export strategy by acquiring premier North American crude oil export facility and being awarded new LNG pipeline commitments
•
  Extending the Gas Transmission modernization program and Gas Utility growth program to 2024
•
  Secured numerous partnerships to advance
low-carbon
investments

5.	ESG Leadership
•
  Recognized by independent ESG rating agencies as industry leader
•
  Hosted ESG Forum highlighting approach to all aspects of environment, social and governance
•
  Tied executive compensation to ESG performance
•
  Issued 20
th
annual Sustainability Report
•
  Adopted additional Scope 3 metrics
•
  Catalyst award recipient in recognition of initiatives in advancing opportunities for women and underrepresented groups

1	DCF per share is a non-GAAP measure; this measure is defined and reconciled in Item 11 - “Non-GAAP reconciliation”.

Compensation highlights for 2021
The COVID-19 crisis forced us to develop a set of initial cost reduction actions to mitigate near term financial impacts and further bolster our resiliency in an extended downturn scenario, including salary reductions for the President & CEO and other NEOs effective June 1, 2020. On April 1, 2021, base salaries returned to levels in place before COVID-19-related salary reductions. The following table shows additional base salary increases in 2021:

Executive	Base salary at April 1, 2020 1	Market $ increase April 1, 2021 2	Base salary at December 31, 2021 1,3

Al Monaco	$1,712,000		$1,712,000

Vern D. Yu	$683,200	$23,900	$707,100

Colin K. Gruending	$656,300	$23,000	$679,300

William T. Yardley	$740,714		$740,714

Robert R. Rooney	$597,800		$597,800

Cynthia L. Hansen	$543,400		$543,400

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
2	Mr. Yu and Mr. Gruending each received a modest base salary increase, on top of base salary reinstatement, to better align their positioning relative to the competitive market.
3	Salary reductions experienced in June 2020 for the President & CEO (15%) and other NEOs (10%) were restored in April 2021, which aligned to April 2020 pay levels.
There were no adjustments made to our executive compensation programs during the year and our programs continue to align to our compensation philosophy, the market, and our peers. The following table shows awards granted under the short-, medium- and long-term incentive plans for the NEOs, in each case as a percentage of base salary. In addition, on February 18, 2021, Mr. Yu was granted a retention award in the form of restricted stock units, given his critical role in delivering strategic priorities and the execution of Enbridge’s overall strategy. The award vests 20% on each of the first and second anniversaries of the grant date and 60% on the third anniversary of the grant date.

Executive	Short-term incentive payment	Medium-term incentive award 1	Long-term incentive award 1	Special retention award

Al Monaco	270%	520%	130%

Vern D. Yu	151%	320%	80%	293%

Colin K. Gruending	157%	320%	80%

William T. Yardley	155%	320%	80%

Robert R. Rooney	141%	280%	70%

Cynthia L. Hansen	145%	280%	70%

1	Medium- and long-term incentive amounts were calculated using April 1, 2021 base salaries.

President & CEO compensation and shareholder return
The chart below shows the value of a $100 investment made in both Enbridge common shares and Enbridge’s compensation peer group at the end of each of the last three years (assuming reinvestment of dividends throughout the term). For the purpose of the graph, it was assumed that CAD:USD conversion ratio remained at 1:1 for the years presented. It also shows the growth in total direct compensation for the President & CEO reported in the summary compensation table over the same period.
The total return on Enbridge common shares has been positive over the past three years and total direct compensation paid to the President & CEO has also increased over the same period. The HRC Committee reviewed the relationship of CEO pay to TSR over the past three years and determined they were appropriately aligned.

Compensation policies and practices

What we do	What we don’t do

✓ Use a pay-for-performance philosophy whereby the majority of compensation provided to executives is “at risk”	× Pay out incentive awards when unwarranted by performance

✓ Use a blend of short-, medium- and long-term incentive awards that are linked to business plans for the respective timeframe	× Count performance stock units or unexercised stock options toward share ownership requirements

✓ Incorporate risk management principles into all decision-making processes to ensure compensation programs do not encourage inappropriate or excessive risk-taking by executives	× Grant stock options with exercise prices below 100% fair market value or re-price out-of-the-money options

✓ Regularly review executive compensation programs through independent third-party experts to ensure ongoing alignment with shareholders and regulatory compliance	× Use employment agreements with single-trigger voluntary termination rights in favor of executives

✓ Use both preventative and incident-based safety, environmental and operational metrics that are directly linked to short-term incentive awards with a maximum payout of 2x target	× Permit hedging of Enbridge securities by directors, officers, or other employees

✓ Have meaningful share ownership requirements that align the interests of executives with those of Enbridge shareholders	× Grant loans to directors or senior executives

✓
 Benchmark executive compensation programs against a group of similar companies (by organization size and industry sector) in North America, and to ensure that executives are compensated at competitive levels
× Provide stock options to non-employee directors

✓ Have an incentive compensation clawback policy	× Guarantee bonuses

✓ Use double-trigger change-in-control provisions within all incentive plan agreements beginning in 2017	× Apply tax gross-ups to awards

✓ Hold an annual advisory shareholder vote on our approach to executive compensation, commonly known as “say on pay”

✓ ESG goals, including safety, GHG emissions reduction and increased diversity and inclusion within Enbridge’s workforce, are fully integrated into the short-term incentive program

✓ Regularly perform quantitative modelling, and stress test performance and potential compensation scenarios to assess reasonability of executive awards also as compared to our compensation peers

✓ Regularly engage with shareholders on our approach to executive compensation program philosophy

Assessing 2021 performance
In 2021, we executed on a number of strategic priorities that have significantly strengthened the Company’s position. We benefited from strong operational performance across each of our businesses which translated into strong financial performance and significant shareholder returns. Additionally, we placed $10 billion of capital into service, including completing the final segment of the Line 3 Replacement Project, the largest project in the Company’s history.
Line 3 Replacement Project.
The Line 3 Replacement Project ensures a safe and reliable supply of North American crude oil to serve U.S refineries, as well as providing needed additional egress to Western Canadian producers. Our approach to the project demonstrates our commitment to working collaboratively through extensive public engagement with all stakeholders in the communities in which we operate. The project also generated thousands of job opportunities along the right-of-way from Hardisty, Alberta to Superior, Wisconsin, a significant portion of which were filled by Indigenous workers. We expect the project to contribute significantly to 2022 earnings before interest, income taxes and depreciation and amortization (EBITDA) growth.
Acquisition of the Ingleside Energy Center.
We executed the US$3 billion acquisition of the Ingleside Energy Center, which is expected to drive significant cash flow growth in 2022 and beyond and enable future investments in both conventional and low-carbon
energy required to meet society’s demand.
Other capital programs.
Our remaining capital program of $10 billion will be substantially placed into service by year end 2024 and includes investments in four offshore wind projects in France, including the floating offshore wind pilot Provence Grand Large, and ratable investments in modernizing our Gas Transmission system and continuing to grow North America’s premier gas utility.
Other development projects.
We advanced the development of a number of projects that support our strategic priorities. These include a potential expansion of our East Tennessee system to support the retirement of a coal-fired power plant, development of a further expansion of our BC Pipeline system to support LNG exports, advancing support of LNG exports in the U.S. Gulf Coast through a proposed Valley Crossing Pipeline expansion to support the planned Texas LNG facility and extension of our crude oil export strategy through further development of the acquired Ingleside Energy Center, including a 60 MW co-located
solar facility, and development the Enbridge Houston Oil Terminal and the Seaport Oil Terminal in Texas.
Low-carbon
growth opportunities.
We made significant progress on
low-carbon
growth opportunities including several partnerships which will advance investment in solar self-power, renewable natural gas, hydrogen infrastructure and carbon capture and storage.
Canadian Mainline system.
On November 26, 2021, the Canada Energy Regulator (“CER”) denied Enbridge’s application to implement firm service contracting on the Canadian Mainline system. Subsequent to the CER decision, Enbridge has initiated industry consultation for a go-forward
Canadian Mainline tolling framework with customers and other stakeholders.
The Company is currently advancing two potential commercial frameworks for the Mainline in parallel: i) a new incentive rate-making agreement that may be similar to the Competitive Toll Settlement (“CTS”) agreement that expired on June 30, 2021, and ii) a Canadian Mainline cost-of-service
application. The Company anticipates that its consultation and negotiation with industry will progress through the first half of 2022, with the potential to file a proposed incentive tolling settlement or cost-of-service
application with the CER for review later this year.
Either framework is anticipated to provide attractive risk-adjusted returns for operating the Canadian Mainline and the range of financial outcomes is not expected to materially impact Enbridge’s financial outlook.

2021 project execution

	Project	Expected ISD	Capital ($B)

Liquids Pipelines	Line 3R – U.S. Portion	In service	US$4.0
	Southern Access Expansion	In service	US$0.5
	Other expansions	In service	US$0.2

Gas Transmission and Midstream	2021 modernization program	In-service	US$1.0
	T-South Expansion	In-service	$1.0
	Spruce Ridge	In-service	$0.4
	Cameron Extension	In-service	US$0.1
	Other expansions	In-service	US$0.1

Gas Distribution and Storage	2021 Gas Utility growth program	In-service	$0.9

2021 Total			~$ 10 1

1	U.S dollars have been converted to Canadian dollars using an exchange rate of US$1 = C$1.25.

Financial
DCF per share
1

1	DCF and DCF per share are non-GAAP measures; these measures are defined and reconciled in Item 11 - “Non-GAAP reconciliation”.

•	Strong results driven by solid operating performance across the entire asset base and the positive impact of placing $10 billion of capital into service in 2021

•	Achieved DCF per share, which exceeded budget, and at the high end of the guidance range

•	Optimized system volumes and the annualized benefit of cost reduction efforts introduced in 2020 realized incremental $100 million of cost savings

•	Robust enterprise-wide financial risk management program in place to manage foreign exchange and interest rate movements
Approach to executive compensation
Enbridge’s approach to executive compensation is governed by the HRC Committee and approved by the Board. A rigorous pay-for-performance
philosophy is embedded in our compensation programs and designed to accomplish three objectives:

•	attract and retain a highly effective executive team by targeting total compensation at the median of our peer group, with which we compete for talent;

•	align executives’ actions with Enbridge’s business strategy and the interests of Enbridge shareholders and other stakeholders; and

•	incent and reward executives for short-, medium- and long-term performance aligned to company strategy.

Alignment with company strategy

Safety and operational reliability is Enbridge’s number one priority.
Enbridge’s vision is to be the leading energy infrastructure company in North America. To achieve this goal, we are committed to delivering the energy people need and want, and creating value for all stakeholders. We aim to be the first choice of our customers, attract and retain energized employees and maintain the trust of our stakeholders.
Central to achieving this vision is a relentless focus on safety, operational reliability and protection of the environment to ensure that the needs of all stakeholders are met, and that Enbridge continues to be a good citizen within the communities in which we live and operate while driving our industry-leading ESG performance and progression towards low-carbon
opportunities.
Enbridge’s executive compensation programs are aligned with the achievement of our strategic priorities and are designed to link payouts to those outcomes. They motivate management to deliver exceptional value to Enbridge stakeholders through strong corporate and operating performance, and invest capital in ways that minimize risk and maximize return, while always supporting the core business goal of delivering energy safely and reliably.
Management is committed to delivering steady, visible and predictable results, and operating assets in an ethical and responsible manner.

Executive compensation design
Enbridge’s executive compensation design consists of several components that balance the use of short- (annual incentive), medium- (performance stock units and restricted stock units) and long-term vehicles (incentive stock options). The following chart describes the NEOs’ compensation components, and the time horizon for vesting and/or realized value.

Pay for performance

Performance is foundational to Enbridge’s executive compensation design; incentive compensation plans incorporate safety, operational, financial and ESG performance conditions.
Performance is the cornerstone of Enbridge’s executive compensation design. The Board reviews Enbridge’s business plans over the short-, medium- and long-term and the HRC Committee ensures the compensation programs are linked to these time frames. This focuses management on delivering value to Enbridge shareholders not only in the short term, but also continued performance over the long term.
Relevant corporate and business unit performance measures are established for the short-term incentive plan (“STIP”) that focus on the critical safety, reliability, environmental, diversity and inclusion, customer, employee and financial aspects of the business.
The performance measures for the medium- and long-term incentive plans focus on overall corporate performance aligned with Enbridge shareholder expectations for cash flow growth and TSR.
When assessing performance, the HRC Committee considers performance results in the context of other qualitative factors not captured in the formal metrics, including key performance indicators relative to peers and the qualitative aspects of management’s responsibilities. These assessments are regularly reviewed, including independent third-party analysis, to test company performance against potential compensation scenarios and assess reasonability of executive awards.
Incentive plan payouts are determined formulaically based on each metric’s guidance range.
In 2021, we executed on a number of strategic priorities, achieved record safety and operating performance, delivered excellent financial results with DCF per share at the high end of the guidance range and we generated 30% annual TSR. To evaluate the level of compensation relative to shareholder outcomes, the HRC Committee and Board review KPIs against our performance comparator group, including TSR, dividend per share growth, DCF per share growth, and others. Upon completion of their review, the HRC Committee has approved incentive payouts for our executives that are appropriate and consistent with our pay for performance philosophy and shareholder outcomes.
At risk compensation

The vast majority of compensation for Enbridge’s President & CEO and other NEOs is “at risk”.
In 2021, there were no material changes to base pay and a significant portion of the target compensation mix for the President & CEO and the other NEOs was “at risk”. The short-, medium- and long-term incentives are “at risk” because payout is not guaranteed, and their value is based on specific performance criteria and shareholder alignment.
The chart below shows that 89% of the target total direct compensation for the President & CEO, and an average of 82% for the other NEOs, was at risk in 2021, directly aligning corporate, business unit and individual performance with the interests of Enbridge shareholders.

2021 compensation decisions
Base salary
In 2020, the
COVID-19
crisis forced us to develop a set of initial cost reduction and other actions to mitigate near term financial impacts and further bolster our resiliency in an extended downturn scenario. This included June 1, 2020 salary reductions for the President & CEO (15%) and other NEOs (10%).
Salary reductions experienced in 2020 were restored in April 2021, which aligned to April 2020 pay levels for the President & CEO and other NEOs. Mr. Yu and Mr. Gruending each received a further base salary increase to better align their positioning relative to the competitive market, as part of a phased-in
approach since 2019. As Mr. Yu’s and Mr. Gruending’s role changes, effective October 1, 2021, were considered lateral movements, no compensation adjustments were made related to these changes.

Executive	Base salary at April 1, 2020 1	Reduction % at June 1, 2020	Reduced base salary at June 1, 2020 1	Restored % at April 1, 2021 2	Align to market % April 1, 2021 3	Base salary at December 31, 2021 1

Al Monaco	$1,712,000	-15.00%	$1,455,200	17.65%	—	$1,712,000

Vern D. Yu	$683,200	-10.00%	$614,880	11.11%	3.89%	$707,100

Colin K. Gruending	$656,300	-10.00%	$590,670	11.11%	3.89%	$679,300

William T. Yardley	$740,714	-10.00%	$666,643	11.11%	—	$740,714

Robert R. Rooney	$597,800	-10.00%	$538,020	11.11%	—	$597,800

Cynthia L. Hansen	$543,400	-10.00%	$489,060	11.11%	—	$543,400

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
2	Restoring base salaries to April 1, 2020 levels requires a greater percentage increase than the initial reduction to maintain the same base salary.
3
Mr. Yu and Mr. Gruending each received a modest base salary increase, on top of base salary reinstatement, to better align their positioning relative to the competitive market, as part of a phased-in approach to improve competitive positioning since 2019.

Short-term incentive

It is critically important to ensure all Enbridge executives are incentivized to achieve not only financial results but also operational results in areas such as safety, environmental, and diversity and inclusion performance. For this reason, our STIP awards are designed to reflect a comprehensive assessment of corporate, business unit and individual performance, as determined by our HRC Committee.

•
Corporate performance.
The corporate component of the performance metrics is based on a single, objective company-wide performance metric that is designed to drive achievement of near-term business priorities and financial results for the organization.

•
Business unit performance.
Business unit performance is assessed relative to a scorecard of metrics and targets established for each business and their senior management teams, that relate to the objectives of each business unit.

•
Individual performance.
Individual performance objectives and results for the President & CEO are discussed with the Board and approved by the HRC Committee, and are established to align with financial, strategic and operational priorities related to contributions to the overall organization. Individual performance metrics for other NEOs is set in consultation with the President & CEO, to align with financial, strategic and operational priorities and to recognize and differentiate individual actions and contributions in final pay decisions.
Performance metrics and ranges for threshold, target and maximum incentive opportunities for the corporate component of the STIP award are determined by the HRC Committee at the beginning of the year. Each executive’s target award and payout range reflect the level of responsibility associated with their role, as well as competitive practice, and is established as a percentage of base salary.
In 2021, STIP weightings were adjusted to reflect the significance of ESG metrics including, but not limited to, GHG emissions reduction and enterprise-wide increased diversity and inclusion within Enbridge’s workforce. Progress towards Enbridge’s ESG goals, as a whole, is reflected in incentive compensation for all employees, including the President & CEO and executive management.
1

1
Specific goals regarding diversity equity and accessibility are aspirational goals which we intend to achieve in a manner compliant with state, local, provincial and federal law, including, but not limited to, U.S. federal regulations, Equal Employment Opportunity Commission, Department of Labor and Office of Federal Contract Compliance Programs.

For 2021, each NEO’s target STIP award and corresponding weighting of corporate, business unit and individual performance metrics were as follows:

Executive	2021 target STIP (% of base salary)	2021 target STIP 1	Performance Measure Weighting
			Corporate	Business Unit	Individual

Al Monaco 2	145%	$2,482,400	60%	30%	10%

Vern D. Yu 3	90%	$636,390	45%	45%	10%

Colin K. Gruending 4	90%	$611,370	55%	35%	10%

William T. Yardley	90%	$666,643	40%	50%	10%

Robert R. Rooney	80%	$478,240	60%	30%	10%

Cynthia L. Hansen	80%	$434,720	40%	50%	10%

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
2
President & CEO, Mr. Monaco oversees the overall organization, and his business unit metric is a composite measure, representing enterprise-wide safety & operational reliability, diversity and inclusion, and reducing GHG emissions.

3
Mr. Yu’s performance weightings changed upon his appointment to Executive Vice President & CFO. His short-term incentive award was calculated on a prorated basis with performance weightings of 40%/50%/10% corporate/business unit/individual from January 1 to September 30, 2021, and performance weightings of 60%/30%/10% from October 1 to December 31, 2021.

4
Mr. Gruending’s performance weightings changed upon his appointment to Executive Vice President & President, Liquids Pipelines. His short-term incentive award was calculated on a prorated basis with performance weightings of 60%/30%/10% corporate/business unit/individual from January 1 to September 30, 2021, and performance weightings of 40%/50%/10% from October 1 to December 31, 2021.

The HRC Committee retains discretion to change performance measures, scorecards and the award levels when it believes it is reasonable to do so, considering matters such as key performance indicators and the business environment in which the performance was achieved. In addition, the HRC Committee retains discretion to approve adjustments to the calculated STIP award to reflect extraordinary events and other factors not contemplated in the original measures or targets. In 2021, no such adjustments were made to performance measures, scorecards or award levels.
STIP awards are earned between
0-200%
of the target award based on achievement of the applicable corporate, business unit and individual performance metrics and giving effect to the applicable weighting of each metric. In 2021, there were no changes to the overall STIP illustration shown below:

Corporate performance

The corporate performance component is reviewed annually to select measures that align with our strategy and are appropriate for measuring annual performance. The same corporate component metrics and goals apply to each NEO. In February 2021, the HRC Committee approved management’s recommendation to use DCF per share. The HRC Committee retains discretion to consider other factors (including our performance relative to our peers, other key performance indicators and market conditions) in assessing the strength of the corporate performance metrics and also retains discretion to determine the overall corporate performance payout.
The HRC Committee approved the use of DCF per share as the corporate performance metric because it believes DCF per share is the most appropriate measure of financial performance for the enterprise. Focusing management on this metric will enhance transparency of Enbridge’s cash flow growth and increase comparability of results relative to peers. This metric will also help ensure full value recognition for Enbridge’s superior assets and commercial and growth arrangements, which provides a low-risk
value proposition for shareholders.
For 2021, DCF per share targets were set using the external financial guidance range to determine threshold and target payments. For any payout to occur, Enbridge must achieve threshold performance. For a maximum payout to occur, Enbridge must achieve the top of the guidance range, which ensures there is appropriate stretch in the plan.

We delivered exceptional results in 2021 as a result of solid operating performance across the entire asset base, placing Line 3 fully into service in the final quarter of the year and acquiring of the Ingleside Energy Center further extending our Gulf Coast strategy. 2021 DCF per share achieved near the top of the guidance range, determined to be $4.99 and resulted in a 2021 STIP performance multiplier of 1.93x, representing 100% of the corporate performance metric. No discretion was applied beyond standard normalizations.

2021 corporate STIP metric	DCF per share 1	Performance multiplier 2

Threshold (guidance minimum)	$4.70	0.5x

Target (guidance midpoint)	$4.85	1.0x

Maximum (guidance maximum)	$5.00	2.0x

Actual	$4.99	1.93x

1	DCF per share is a non-GAAP measure; this measure is defined and reconciled in Item 11 - “Non-GAAP reconciliation”.
2	DCF per share between thresholds in this table result in a performance multiplier calculated on a linear basis.
Business unit performance
The HRC Committee approved the application of the following scorecards and metrics for each of the NEOs. 2021 business unit scorecard objectives are outlined below:

Executive	Business unit scorecard	Metrics

Al Monaco	Composite measure 1	• Non-financial operating measures for the combined enterprise (including enterprise safety and operational reliability, diversity and inclusion, and reducing GHG emissions)

Vern D. Yu 2	Central Functions (25%) 3	• Safety and operational reliability • Financial performance • Diversity and inclusion • Reducing GHG emissions • Execute and extend growth
Liquids Pipelines (75%)
Colin K. Gruending 2	Liquids Pipelines (25%)
Central Functions (75%) 3
William T. Yardley	Gas Transmission and Midstream
Robert R. Rooney	Central Functions 3
Cynthia L. Hansen	Gas Distribution and Storage

1
President & CEO, Mr. Monaco oversees the overall organization, and his business unit metric is a composite measure, representing enterprise-wide safety and operational reliability, diversity and inclusion, and reducing GHG emissions.

2	The weightings on each business unit scorecard are based on time spent in different roles throughout the year.
3
Central Functions’ safety and operational reliability metric includes the weighted average of overall safety results in all business units and the financial performance metric includes corporate cost containment.

Individual performance
In the first quarter of 2021, after discussion with the Board, the HRC Committee approved individual performance objectives for Mr. Monaco, taking into consideration the Company’s financial and strategic priorities. For our other NEOs, Mr. Monaco established their individual objectives for 2021 at the start of the year, based on strategic and operational priorities related to each executive’s portfolio and other factors.

Short-term incentive award outcomes
Each NEO’s calculated STIP award, as well as the actual award, is as follows:

Executive	Corporate multiplier	x	Weight	+	Business unit multiplier	x	Weight	+	Individual multiplier	x	Weight	=	Overall multiplier

Al Monaco	1.93	x	60%	+	1.65	x	30%	+	2.10	x	10%	=	1.86

Vern D. Yu	1.93	x	45%	+	1.37	x	45%	+	2.00	x	10%	=	1.68

Colin K. Gruending	1.93	x	55%	+	1.38	x	35%	+	1.95	x	10%	=	1.74

William T. Yardley	1.93	x	40%	+	1.49	x	50%	+	2.00	x	10%	=	1.72

Robert R. Rooney	1.93	x	60%	+	1.39	x	30%	+	1.90	x	10%	=	1.77

Cynthia L. Hansen	1.93	x	40%	+	1.70	x	50%	+	1.95	x	10%	=	1.82
Short-term incentive award calculations

Executive	Base salary 1 ($)	x	STIP target (%)	x	Overall multiplier	=	Calculated award ($) 1	Actual award ($) 1

Al Monaco	1,712,000	x	145%	x	1.86	=	4,624,711	4,624,711

Vern D. Yu	707,100	x	90%	x	1.68	=	1,071,046	1,071,046

Colin K. Gruending	679,300	x	90%	x	1.74	=	1,063,171	1,063,171

William T. Yardley	740,714	x	90%	x	1.72	=	1,144,625	1,144,625

Robert R. Rooney	597,800	x	80%	x	1.77	=	844,094	844,094

Cynthia L. Hansen	543,400	x	80%	x	1.82	=	789,886	789,886

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
Medium- and long-term incentives

Medium- and long-term incentive awards were granted in 2021 under the Enbridge Inc. 2019 Long Term Incentive Plan (“2019 LTIP”).
Enbridge’s medium- and long-term incentive for executives includes three primary vehicles: performance stock units (“PSUs”), restricted stock units (“RSUs”) and incentive stock options (“ISOs”).
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

In 2021, there were no changes to the medium- and long-term incentive programs. Medium- and long-term incentive grants are determined as follows:

The table below outlines the medium- and long-term incentive plans used in 2021.

	PSU	RSU	ISO

Term	Three years	Three years	10 years

Description	Phantom share/units with performance conditions that affect the payout	Phantom share/units	Options to acquire Enbridge shares For US participants, awards are granted in non-qualified options that do not meet the requirements of Section 422 of the U.S. Internal Revenue Code

Frequency	Granted annually	Granted annually	Granted annually

Performance conditions	50% DCF per share growth relative to a target set at the beginning of the term	n/a	n/a
50% TSR performance relative to performance comparators

Vesting	Units cliff vest at the end of the term including dividend equivalents as additional units	Units cliff vest at the end of the term including dividend equivalents as additional units	Options vest 25% per year over four years, starting on the first anniversary of the grant date

Payout	Paid out in cash based on market value of an Enbridge share at maturity, subject to adjustment from 0-200% based on achievement of the performance conditions above	Settled in shares at the end of the term	Participant acquires Enbridge shares at the exercise price defined as fair market value at the time of grant
Medium- and long-term incentive targets (as a % of base salary)
The table below shows the target medium- and long-term incentive awards for each NEO in 2021, as well as the amount each plan contributes to that total, in each case as a percentage of base salary. In response to initial cost reduction actions to mitigate near term financial impacts in 2020, and to align with our compensation philosophy of providing market competitive pay levels, medium- and long-term incentive amounts were calculated using April 1, 2021 base salaries. These targets represent a 60%/20%/20% PSU/RSU/ISO vehicle mix.

Executive	Total 2021 target medium- and long- term incentives	Annual grant
		PSUs	RSUs	ISOs

Al Monaco	650%	390%	130%	130%

Vern D. Yu	400%	240%	80%	80%

Colin K. Gruending	400%	240%	80%	80%

William T. Yardley	400%	240%	80%	80%

Robert R. Rooney	350%	210%	70%	70%

Cynthia L. Hansen	350%	210%	70%	70%

Performance stock units
PSUs are granted annually, in the first quarter of the year, and vest at the end of the third year. The achievement of pre-established
and specific performance measures are certified on the maturity date; the executives’ potential payout at the end of the performance period can range from 0% to 200% of the target award depending on the level of achievement of the performance measures.
For grants in 2021, the following two performance measures were used, each weighted at 50%:

•
DCF per share growth.
This measure represents a commitment to Enbridge shareholders to achieve distributable cash flow growth that demonstrates Enbridge’s ability to deliver on its growth plan and continued dividend increases. Measurement against Enbridge’s long-range plan, as well as against industry growth rates, differentiates this metric compared to its use in the STIP, which is based on the one-year
external guidance range. The different measurement periods are designed to avoid excessive overlap between Enbridge’s compensation programs. Furthermore, DCF per share growth is only one of two equally weighted metrics used within the PSU plan.

•
Relative TSR.
This measure is used to compare Enbridge against its performance comparator group. For this measure, Enbridge compares itself against the following group of companies, chosen because they are all capital market competitors, operating in a comparable industry sector.

Performance comparator group: relative TSR

Canadian Utilities Limited	NextEra Energy Inc.

CenterPoint Energy, Inc.	NiSource Inc.

Dominion Resources	ONEOK, Inc.

DTE Energy Company	Pembina Pipeline Corporation

Duke Energy Corporation	PG&E Corporation

Energy Transfer LP	Plains All American Pipeline, L.P.

Enterprise Products Partners L.P.	Sempra Energy

Fortis Inc.	The Southern Company

Kinder Morgan, Inc.	TC Energy Corporation

Magellan Midstream Partners, L.P.	The Williams Companies, Inc.
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
2021 performance stock unit grant
The mechanics of the 2021 PSU grant is illustrated below.

The following PSU grants were made to the NEOs in 2021:

Executive	Number of PSUs granted (#)	Grant value (as % of base salary) 1

Al Monaco	157,880	390%

Vern D. Yu	38,770	240%

Colin K. Gruending	37,250	240%

William T. Yardley	42,800	240%

Robert R. Rooney	29,690	210%

Cynthia L. Hansen	26,980	210%

1
PSU grant sizes were based on the
20-day
volume weighted average share price immediately preceding January 1, 2021. Differences in value as reported in the Summary Compensation Table are not reflective of discretionary adjustments but rather are due to differences in Enbridge’s grant calculation method compared to FASB ASC Topic 718.

Restricted stock units
RSUs are granted annually, in the first quarter of the year, and vest after three years. Payout is determined at the end of the three-year term. The final Enbridge share price at the end of the term is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the last 20 trading days before the end of the term. These awards are settled in shares.
2021 restricted stock unit grant
The following RSU grants were made to the NEOs in 2021:

Executive	Number of RSUs granted (#)	Grant value (as % of base salary) 1

Al Monaco	52,630	130%

Vern D. Yu	12,920	80%

Colin K. Gruending	12,420	80%

William T. Yardley	14,270	80%

Robert R. Rooney	9,900	70%

Cynthia L. Hansen	8,990	70%

1
RSU grant sizes were based on the
20-day
volume weighted average share price immediately preceding January 1, 2021. Differences in value as reported in the Summary Compensation Table are not reflective of discretionary adjustments but rather are due to differences in Enbridge’s grant calculation method compared to FASB ASC Topic 718.

Special retention award
On February 18, 2021, Mr. Yu was awarded a retention award given his critical role in delivering strategic priorities and the execution of Enbridge’s overall strategy. This award consists of cash settled RSUs, 20% of which vest on each of the first and second anniversaries of the grant date and 60% of which vest on the third anniversary of the grant date.

Executive	Number of RSUs granted (#)	Grant value (as % of base salary)

Vern D. Yu	44,803	293%
Incentive stock options
ISOs provide executives an opportunity to buy Enbridge shares at some point in the future at the exercise price defined at the time of grant. Members of Enbridge’s senior management, including all NEOs, are eligible to receive ISOs.
ISOs are typically granted in February or March every year to both Canadian and U.S. members of senior management. ISOs vest in equal instalments over a four-year period. The maximum term of an ISO is 10 years, but the term can be reduced if the executive leaves Enbridge as described in the “Termination provisions of equity compensation” section. The exercise price of an ISO is the closing price of an Enbridge share on the listed exchange the last trading day before the grant date. The grant date will be no earlier than the third trading day after a trading blackout period ends. ISOs are never backdated or re-priced.
ISOs may be granted to executives when they join Enbridge, normally effective on the executive’s date of hire. If the hire date falls within a blackout period, the grant is delayed until after the end of the blackout period.

2021 incentive stock option grant
The following ISO grants were made to the NEOs in 2021:

Executive	Number of ISOs granted (#)	Grant value (as % of base salary) 1

Al Monaco	578,080	130%

Vern D. Yu	141,960	80%

Colin K. Gruending	136,370	80%

William T. Yardley	125,430	80%

Robert R. Rooney	108,690	70%

Cynthia L. Hansen	98,800	70%

1
Differences in value as reported in the Summary Compensation Table are not reflective of discretionary adjustments but rather are due to differences in valuations using the Black-Scholes model at the time of approval and grant date.

Awards vesting in 2021
2019 performance stock unit payout
The PSUs granted in February 2019 vested on December 31, 2021. The performance multiplier of 1.43x was calculated based on the following metrics:

	Multiplier 1	DCF per share compound growth 2	TSR

Threshold	0.0x	3.4%	at or below 25 th percentile

Target	1.0x	5.4%	at median

Maximum	2.0x	6.3%	at or above 75 th percentile

Actual	1.43x	4.9% (0.86x multiplier)	80 th percentile (2.00x multiplier)

1	Performance between the thresholds in this table results in a performance multiplier calculated on a linear basis.
2
Adjusted DCF per share is based on operating cash flows and is a non-GAAP
measure, which is defined and reconciled in Item 11 - “Non-GAAP reconciliation”. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see Item 11 - “Non-GAAP reconciliation”.

The performance comparator group for the 2019 PSU payout was as follows:

Performance comparator group: relative TSR

Canadian Utilities Limited	NiSource Inc.

Dominion Resources	ONEOK, Inc.

DTE Energy Company	Pembina Pipeline Corporation

Energy Transfer LP	PG&E Corporation

Enterprise Products Partners L.P.	Plains All American Pipeline, L.P.

Fortis Inc.	Sempra Energy

Kinder Morgan, Inc.	TC Energy Corporation

Magellan Midstream Partners, L.P.	The Williams Companies, Inc.

This resulted in the following payouts for the NEOs in early 2022:

Executive	PSUs granted (#)	+	Notionally reinvested dividends (#)	Total PSUs (#)	x	Performance multiplier	x	Final share price 1 2 ($)	=	Payout ($)

Al Monaco	125,580	+	26,557	152,137	x	1.43x	x	53.03	=	11,536,994

Vern D. Yu	29,180	+	6,171	35,351	x	1.43x	x	53.03	=	2,680,757

Colin K. Gruending	25,116	+	5,076	30,192	x	1.43x	x	53.03	=	2,289,528

William T. Yardley	39,290	+	8,308	47,598	x	1.43x	x	52.51	=	3,574,174

Robert R. Rooney	23,340	+	4,936	28,276	x	1.43x	x	53.03	=	2,144,238

Cynthia L. Hansen	19,100	+	4,039	23,139	x	1.43x	x	53.03	=	1,754,711

1	The volume weighted average share price of an Enbridge share on the TSX or NYSE for the 20 trading days immediately preceding the maturity date February 8, 2022, on which performance is certified.
2	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
2019 restricted stock unit payout
On May 8, 2019, Mr. Yardley was awarded a retention award given his critical role in delivering Gas Transmission and Midstream strategic priorities. This award consisted of 40,421 cash settled RSUs, 20% of which vested on each of the first and second anniversaries of the grant date and 60% of which vest on the third anniversary of the grant date. The table below outlines the second tranche that vested May 8, 2021:

Executive	RSUs vested (#)	+	Notionally reinvested dividends (#)	Total RSUs (#)	x	Final share price 1 2 ($)	=	Payout 2 ($)

William T. Yardley	8,084	+	1,209	9,293	x	48.14	=	447,412

1	The volume weighted average share price of an Enbridge share on the NYSE for the 20 trading days immediately preceding May 8, 2021.
2	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
2022 changes
Mr. Yardley has announced his intention to retire on May 31, 2022. Ms. Hansen was appointed Executive Vice President, Gas Transmission & Midstream effective March 1, 2022 to succeed Mr. Yardley. Mr. Yardley will continue to serve as Executive Vice President to support the transition until his retirement. Also effective March 1, 2022, Mr. Yu was assigned expanded accountability for corporate development and energy services and was appointed Executive Vice President, Corporate Development & Chief Financial Officer.
Total direct compensation for Named Executive Officers
Profiles have been prepared for each of the NEOs that provide:

•	A summary of individual accomplishments in 2021; and

•	2021 actual pay mix (2021 base salary, STIP with respect to 2021, and medium- and long-term incentives granted in 2021).
The values provided in the NEOs’ profiles are taken from the Summary Compensation Table.

Al Monaco
—

President & CEO Mr. Monaco is responsible for setting and executing Enbridge’s strategic priorities and serves on the Company’s Board of Directors.
In 2021, Mr. Monaco provided strategic and executive leadership in the following areas:

•	Executed corporate priorities while protecting employee health during COVID-19

•	Industry leading safety, integrity and reliability programs and record safety results

•	Completed $10B of capital projects, including Line 3 Replacement Project

•	Significantly exceeded DCF per share budget through strong operational performance and cost management

•	Announced increase of 2022 dividend by 3% per share, reflecting the 27th annual increase

•	Maintained strong balance sheet and a high investment grade credit rating

•	Sanctioned $2B of new investments and acquired highly strategic U.S. Gulf Coast crude oil export terminal, Ingleside Energy Centre, supporting future growth and free cash flow

•	Extended three-year compound DCF per share growth outlook through 2024

•	Advanced U.S. Gulf Coast LNG strategy

•	Sold non-strategic assets of $1.2B at premium valuation

•	Revised capital allocation framework, including share buy-back program

•	Implemented plans to achieve emissions reductions targets

•	Advanced renewables, hydrogen, RNG and carbon capture utilization and storage (“CCUS”) strategy and partnerships

•	Identified $1.5B low-carbon new energy technology opportunities through 2025

•	Engaged in significant shareholder outreach and top-rated investor relations program

•	Industry leading ESG ratings and ESG Forum

•	Issued $3B of sustainability-linked financing linked to ESG goals and targets

•	Implemented senior management rotations to support development/succession planning

President & CEO compensation
Our President & CEO is primarily responsible for executing our long-term business strategy to enhance shareholder value. In 2021, our shareholders experienced a significant return on their investment (more than 30%) demonstrating that, by focusing on execution of our objectives and priorities, we were able to drive our long-term success for our shareholders.
Our HRC Committee’s approach to executive pay is governed by our rigorous pay-for-performance philosophy, embedded in our incentive compensation plans that are designed to align our CEO’s interests with those of shareholders. In assessing the relationship between CEO pay and performance, the HRC Committee considers how we pay relative to our North American peers by regularly reviewing independent third-party analyses of pay levels.
The HRC Committee assesses our performance in part by comparing our TSR to that of our peers. In 2021, we outperformed both our compensation and performance comparators. The HRC Committee also considered that our CEO has been instrumental in leading the Company’s transition to a more sustainable energy future and a more equitable society, including leading efforts to lower emissions, increasing workforce and Board diversity, and integrating our ESG goals into enterprise-wide business plans to drive future performance.
To ensure Mr. Monaco is recognized for his leadership, and that he is effectively aligned with our strategic goals and the market, the HRC Committee evaluates his pay annually relative to the median of our compensation peer group. In 2021, the HRC Committee reinstated his base salary to his 2020 rate
(pre-COVID-19-related
salary reduction) and made no changes to his target short- or long-term incentive opportunity or his target LTIP mix. Mr. Monaco’s LTIP mix continues to be primarily weighted toward performance-based awards so his focus remains on long-term shareholder value creation.

Vern D. Yu
—

Executive Vice President & Chief Financial Officer

Mr. Yu is responsible for all corporate financial affairs of the Company including financial planning and reporting, tax, treasury and financial risk management.

Effective October 1, 2021, Mr. Yu was appointed Executive Vice President & Chief Financial Officer. Prior to this appointment, Mr. Yu served as Vice President & President, Liquids Pipelines.
In 2021, Mr. Yu provided strategic and executive oversight in the following areas:

As Executive Vice President & President, Liquids Pipelines:

•	Achieved record safety, integrity and operational reliability metrics for Liquids Pipelines

•	Continued uninterrupted operations with appropriate health and safety protocols related to COVID-19

•	Achieved 2021 financial performance within target range for Liquids Pipelines, overcoming lower than expected Mainline throughput due to light crude supply constraints in Western Canada and the Bakken

•	Implemented significant system and cost efficiencies to offset reduced Mainline throughput

•	Completed the Line 3 Replacement Project (U.S.) on budget and on schedule

•	Implemented U.S. Gulf Coast export strategy with the US$3B acquisition of the Ingleside Energy Center

•	Completed final engineering for the Line 5 tunnel

•	Implemented a diversity and inclusion plan for Liquids Pipelines and improved diversity within the leadership team
As Executive Vice President & Chief Financial Officer:

•	Stewardship of the capital allocation framework and sustained and strengthened Enbridge’s financial position

•	Developed the 2022 budget, financing plan, and 3-year outlook

Colin K. Gruending
—

Executive Vice President & President, Liquids Pipelines Mr. Gruending is responsible for Enbridge’s crude oil and liquids pipeline business across North America.
Effective October 1, 2021, Mr. Gruending was appointed Vice President & President, Liquids Pipelines. Prior to this appointment, Mr. Gruending served as Executive Vice President & Chief Financial Officer.
In 2021, Mr. Gruending provided strategic and executive oversight in the following areas:

As Executive Vice President & Chief Financial Officer:

•	Stewarded the Company’s financial performance to achieve budgeted results

•
Sustained the Company’s strong financial position during a significant growth investment period, while securing BBB+ or equivalent strong investment grade credit ratings from the Company’s rating agencies

•	Raised $7.1B of long-term capital on attractive terms in support of the Company’s growth program

•	Created the industry’s first sustainability-linked bond framework and issued a sustainably-linked credit facility and two sustainability-linked public notes, broadening the Company’s investor base

•	Stewarded of the refinement of the Company’s capital allocation framework; negotiated the divestiture of Noverco for $1.1B; and supported the US$3B acquisition of Ingleside Energy Center

•	Delivered an industry-leading Investor Relations program including Enbridge’s inaugural ESG Forum

•	Advanced the Company’s Enterprise Resource Planning implementation to automate and harmonize financial, supply chain and work management systems across Enbridge’s business units
As Executive Vice President & President, Liquids Pipelines:

•	Delivered strong safety and reliability performance including COVID-19 management protocols

•	Commissioned the Line 3 Replacement Project (U.S.) and optimized system connectivity to deliver record Mainline throughputs of 3.1 million bpd in Q4 2021

•	Responded to the Mainline Contracting CER decision including customer and stakeholder re-engagement

•	Advanced CCUS growth opportunities across Liquids Pipelines’ footprint throughout North America

•	Integrated Ingleside Energy Center acquisition

William T. Yardley
—

Executive Vice President & President, Gas Transmission & Midstream

Mr. Yardley was responsible for Enbridge’s natural gas transmission and midstream business across North America. Mr. Yardley has announced his intention to retire on May 31, 2022.

In 2021, Mr. Yardley provided strategic and executive oversight in the following areas:

•	Significantly exceeded safety targets for employee and contractor injuries and motor vehicle incidents

•	Stabilized the Weymouth Compressor Station and remained operationally resilient through Hurricane Ida

•	Matured the Asset Integrity Program and remediated the highest risk segments and completed baseline of 70% of stress corrosion cracking susceptible miles

•	Advanced Texas Eastern modernization with three new lower emission/higher reliability units coming online

•	Progressed a major contract renewal effort, achieving a revenue renewal rate of over 98% with customers on our major pipelines

•	Completed the second solar self-power project in North America at Heidlersburg station and Board approval of three additional sites

•	Achieved favorable EBITDA and DCF to budget results

•	Advanced regulatory strategy with settlements on Alliance U.S., Maritimes and Northeast, and East Tennessee Natural Gas as well as filing a new Texas Eastern Rate case
•	Placed $3.1B of capital into service and advanced the $1.25B Ridgeline Expansion opportunity

•	Furthered LNG strategy by contracting with Venture Global and completing Cameron Extension Project

•	Ensured safe continuity of operations at all times during the COVID-19 pandemic

Robert R. Rooney
—

Executive Vice President & Chief Legal Officer Mr. Rooney is responsible for the legal, ethics and compliance, security and aviation functions across Enbridge.
In 2021, Mr. Rooney provided executive oversight for a number of substantial legal, business and regulatory matters, including:

•	Successful achievement of legal, regulatory and critical judicial decisions necessary to bring Line 3 fully into service

•	Successful completion of legal and regulatory approvals to bring the T-South and Spruce Ridge expansion projects in British Columbia into service

•	Legal, regulatory and Transit Pipeline Treaty strategy, including critical judicial decisions, for Line 5 to maintain operations and advance the Great Lakes Tunnel Project

•	Legal and regulatory aspects of the Company’s energy transition strategy, including European offshore wind, CCUS and hydrogen initiatives, solar self-power and RNG projects

•	Implementation of the strategic plan for the Company’s security function, including the successful completion of the Line 3 Replacement Project

•	Primary legal support for all corporate finance activities, including $3B in sustainable financing that incorporated ESG goals and targets

•	Supported effective corporate governance and industry leading ESG and sustainability practices
•	Management of the aviation function to provide safe and efficient pipeline patrols and services

•	Continued advancement of the Company’s employee development programs and our workforce diversity and inclusion goals

•	Primary legal support for all merger and acquisition activities, including the successful US$3B acquisition of the Ingleside Energy Center and the sale of the Company’s interest in Noverco for $1.1B

Cynthia L. Hansen
—

Executive Vice President & President, Gas Distribution & Storage

In 2021, Ms. Hansen was responsible for Enbridge’s gas distribution and storage business across North America. Ms. Hansen was appointed Executive Vice President, Gas Transmission & Midstream effective March 1, 2022 to succeed Mr. Yardley, who intends to retire on May 31, 2022.

In 2021, Ms. Hansen provided strategic and executive oversight in the following areas:

•	Achieved record safety, integrity, damage prevention and operational reliability metrics for Gas Distribution & Storage

•	Continued uninterrupted operations with appropriate health and safety protocols related to COVID-19

•	Achieved 2021 financial performance within target range for Gas Distribution & Storage, overcoming COVID-19 impacts

•	Successfully implemented both customer information and work management systems and achieved integration synergy targets

•	Completed the London Line, Corunna Station Meter Replacement, and Sarnia Industrial Line projects on budget and on schedule

•	Successfully obtained regulatory approvals to support ongoing business including a new integrated resource plan

•	Continued to implement lower-carbon energy solutions including RNG facilities and the hydrogen blending facility

•	Successfully advanced growth projects including 27 new community expansion projects and Dawn to Corunna Pipeline Project
•	As the ELT sponsor for enterprise Asset & Work Management, continued to align practices across the enterprise and supported system implementations

•	Achieved emission reduction and diversity targets in alignment with plans

Other benefits elements
Retirement benefits
The NEOs participate in the Senior Management Pension Plan (“SMPP”), a
non-contributory
defined benefit plan that provides market competitive retirement income to all Canadian and U.S. members of senior management. Before becoming participants in the SMPP, certain NEOs participated in a defined benefit or defined contribution pension plan.
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

Pension benefits are paid from the following tax-qualified and supplemental pension plans (collectively, the “Senior Management Pension Plan” or SMPP):

•	Retirement Plan for Employees of Enbridge Inc. and Affiliates;

•	Enbridge Employee Services, Inc. Employees’ Pension Plan;

•	Enbridge Supplemental Pension Plan; and

•	Enbridge Employee Services Inc. Supplemental Pension Plan for United States Employees.
Prior to the merger of Enbridge Inc. and Spectra Energy (the “Merger Transaction”), Mr. Yardley participated in a qualified and a non-qualified
cash balance arrangement, to which there are no further contributions or service accruals.

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

Executive 7	Credited service (years)	Annual benefits payable		Accrued obligation at Jan 1, 2021 ($)	Compensatory change 1 ($)	Non- compensatory change 2 ($)	Accrued obligation at Dec 31, 2021 ($)
		At year end ($)	At age 65 ($)
				A	B	C	A+B+C

Al Monaco 3	23.08	1,634,000	1,750,000	29,977,000	1,576,000	-2,755,000	28,798,000

Vern D. Yu	20.75	413,000	604,000	8,422,000	1,047,000	-515,000	8,954,000

Colin K. Gruending 4	18.25	318,000	609,000	6,373,000	1,191,000	-553,000	7,011,000

William T. Yardley 5,6	21.13	217,000	378,000	3,463,000	647,000	-171,000	3,939,000

Robert R. Rooney	4.92	92,000	92,000	1,380,000	413,000	-111,000	1,682,000

Cynthia L. Hansen	16.42	279,000	366,000	5,281,000	743,000	-435,000	5,589,000

1	The components of compensatory change are current service cost and the difference between actual and estimated pensionable earnings.
2	The non-compensatory change includes interest on the accrued obligation at the start of the year, changes in actuarial assumptions and other experience gains and losses not related to compensation.
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
5
Mr. Yardley’s expected May 31, 2022 retirement date is not reflected in the annual benefits payable at age 65 and the accrued obligation at December 31, 2021. The impact of changes to exchange rates on Mr. Yardley’s accrued obligation is reflected in the non-compensatory
change. The accrued obligation for Mr. Yardley’s cash balance retirement benefits prior to joining the SMPP are US$1,060,289 at the start of the year and US$1,102,701 at year end.

6	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
7
In 2020, all NEOs were granted a temporary hold-harmless against a reduction to their SMPP pension resulting from the significant reductions in base salary should they retire within 5 years of the reduction. These temporary base salary reductions were related to the impacts of
COVID-19,
reduced energy demand and reduced commodity prices, and were not intended to have a permanent impact on the SMPP lifetime pensions. As indicated on page 32, NEO base salaries were reinstated in 2021.

Defined contribution plan
The defined contribution pension plan is a
non-contributory
pension plan. The level of contribution varies, depending on age and years of service. None of the NEOs are currently participating in the defined contribution pension plan.
Messrs. Monaco, Yu, Gruending and Ms. Hansen participated in the defined contribution plan for three years, five years, four years and six years respectively, prior to joining the SMPP. The values shown below reflect market value of assets of the defined contribution plan.

Executive	Accumulated value at Jan 1, 2021 ($)	Compensatory change 1 ($)	Accumulated value at Dec 31, 2021 ($)

Al Monaco	77,811	-	91,279

Vern D. Yu	84,966	-	102,061

Colin K. Gruending	82,499	-	103,304

Cynthia L. Hansen	164,202	-	177,812

1	The compensatory change is equal to contributions made by the Company during 2021.

Other benefits
Enbridge’s savings plan and benefits plans are key elements of the total compensation package for our employees, including our NEOs.
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
Board and HRC Committee
The Board is responsible for the oversight of the compensation principles and programs at Enbridge. The HRC Committee approves major compensation programs and payouts, including reviewing and recommending the compensation for the President & CEO to the Board and appropriate pay relative to peers and performance. The HRC Committee also approves the compensation for the other NEOs.
The HRC Committee assists the Board in carrying out its responsibilities with respect to compensation matters by providing oversight and direction on human resources strategy, policies and programs for the NEOs, senior management and the broader employee base. This includes compensation, equity incentive plans, pension and benefits as well as talent management, succession planning, workforce recruitment, retention, anti-racism and diversity, equity and inclusion, flexible work arrangements, and employee health and safety (including an expanded mental health program to ensure our people have the support to cope with balancing personal and work responsibilities in response to the ongoing
COVID-19
pandemic). The HRC Committee provides oversight regarding the management of broader people-related risk and, in addition, specifically reviews the compensation programs from a risk perspective.
All members of the HRC Committee are independent under the independence standard discussed in this Amendment No. 1 on Form 10-K/A. The members of the HRC Committee are Pamela L. Carter (Chair), Mayank M. Ashar, Susan M. Cunningham and S. Jane Rowe.
The members of the HRC Committee have experience as members of the compensation committees of other public companies. In addition, the members of the HRC Committee have experience in top leadership roles, strong knowledge of the energy industry, experience as directors of other public companies, and a mix of other relevant skills and experience. This background provides the HRC Committee members with the collective experience, knowledge and skills to effectively carry out their responsibilities. For information on each HRC Committee member’s experience and current service on other public company boards and committees, see the director nominee profiles, beginning on page 4. For information on each HRC Committee member’s skills and experience, see the skills and experience matrix on page 18. For information on each HRC Committee member’s participation on other Enbridge Board committees, see page 17.
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

Management and the HRC Committee engaged Mercer in 2021 to provide analysis and advice on various compensation matters. The following table provides a breakdown of services provided by and fees paid to Mercer and its affiliates (a portion of which relate to risk brokerage service fees paid to Marsh Inc., a Mercer affiliate) by Enbridge and its affiliates in 2021 and 2020:

Nature of work	Approximate fees in 2021 ($)	Approximate fees in 2020 ($)

Executive compensation related fees 1	360,744	296,735

All other fees 2	6,772,312	5,658,518

Total	7,133,056	5,955,253

1	Includes all fees related to executive compensation associated with the President & CEO and the executive leadership team.
2
Includes fees paid for other matters that apply to Enbridge as a whole, such as pension actuarial valuations, renewal and pricing of benefit plans, evaluation of geographic market differences and regulatory proceedings support. Also includes risk brokerage service fees paid to Marsh for services provided to our operating affiliates subject to timing and currency exchange differences.

Compensation services received by Enbridge from Advisors are not sole sourced from one provider; each situation and need is assessed independently, and other providers are used depending on the nature of the service required, and the qualifications of the provider. In 2021, Enbridge did not engage the services of other compensation consultants.

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

•
compensation programs that include a combination of
short-,
medium- and long-term elements that ensure executives are provided with incentive to consider both the immediate and long-term implications of their decisions;

•
program provisions where executives are compensated for their short-term performance using a combination of safety and operational reliability, financial performance, diversity and inclusion, reducing GHG emissions, and execute and extend growth metrics that ensure a balanced perspective and are a mix of both leading (proactive/preventative) and lagging (incident-based) indicators;

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
A North American peer group is determined and used for executive compensation benchmarking because:

•	The responsibilities of Enbridge’s President & CEO and other NEOs are primarily North American in scope.

•	We compete for top talent in North America and globally.

•	Our business assets and operations are North American.

•	Our shareholders include both U.S. and international institutions.

•	Various compensation peers also include Enbridge in their own compensation peer group.
Peer group determination
The following outlines Enbridge’s compensation benchmarking peer group determination criteria:

•
Industry (typically defined as
low-risk
regulated operations in the North American energy sector) remains a key criterion for identifying peers, as that will help to ensure Enbridge can pay competitively against
“best-in-class”
companies whose executives are often the most knowledgeable about Enbridge’s core businesses.

•
Size/complexity remains important but is more broadly defined to consider multiple dimensions, including financial (e.g., market capitalization, cash flow, capital employed) and nonfinancial measures (e.g., geography and breadth of operations).

•
Geography is a factor in determining an accurate representation of our peer group. The majority of our peers belong in the U.S. energy sector and are larger, highly comparable peers. Most Canadian companies are not sufficiently comparable to Enbridge in terms of industry and/or size/complexity, and therefore only appropriate Canadian peers are included in the peer group.

Based on these criteria, Enbridge uses a single peer group of Canadian and U.S. companies to reflect Enbridge’s identity as a North American leader that is based in Canada. Our peer group of energy and infrastructure companies is weighted heavily towards the U.S. as the U.S. market offers more comparable peers from an industry and/or size/complexity perspective. It is important to note that Enbridge limits the peer group to those in the energy and infrastructure space, rather than extending to other capital-intensive sectors, as the peer companies used are subject to the same external industry pressures and macroeconomic factors as Enbridge.
Our peer group contains companies that are generally similar in size to Enbridge, primarily in terms of enterprise value, and secondarily market capitalization and assets; size constraints were relaxed in certain instances to include those similar to Enbridge in terms of operational profile.
Enbridge’s compensation benchmarking peer group is reviewed annually by the HRC Committee. The peer group used for determining compensation in 2021 was unchanged from 2020.

2021 compensation peer group

Canadian National Railway Company 1	NextEra Energy Inc.

Canadian Natural Resources Limited 1	Occidental Petroleum Corporation

Chevron Corporation	Phillips 66

Conoco Phillips	Schlumberger Limited

Dominion Resources Inc.	Suncor Energy Inc. 1

Duke Energy Corporation	The Southern Company

Energy Transfer LP	The Williams Companies, Inc.

Enterprise Products Partners L.P.	TC Energy Corporation 1

Halliburton Company	Union Pacific Corporation

Kinder Morgan Inc.

1	Canadian company

Peer group comparison
The 2021 compensation benchmarking peer group median and how Enbridge compares in terms of size and rank, as of December 31, 2021, is shown below.

Company 1	Revenue ($ millions)	EBIT ($ millions)	Total Assets ($ millions)	Market value ($ millions)	Enterprise value ($ millions)

Enbridge	38,877	7,536	160,276	100,093	180,846

Median	24,662	4,355	84,616	60,530	104,715

Percentile rank 2	84%	91%	87%	71%	81%

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
2	Compared to Canadian only peers within the 2021 compensation peer group, Enbridge places 100 th percentile in all categories, except market value where Enbridge places 93 rd percentile.

President & CEO Multiple of Median (MOM) comparison
Based on the most recently disclosed data (2020 data as disclosed in 2021), the total compensation of Enbridge’s President & CEO was 1.05 times the median CEO’s total compensation in our compensation peer group.
Setting compensation targets
Enbridge targets overall total direct compensation at the median of our peer group (including the President & CEO position), considering the skills, competencies and experience of each senior executive.
Share ownership
It is important for the NEOs to have a meaningful equity stake in Enbridge. Owning Enbridge shares is a tangible way to align the interests of executives with those of Enbridge shareholders.
Executives can acquire Enbridge shares by participating in the employee savings plan, exercising stock options, retaining shares from vested RSUs, or by making investments in Enbridge shares. Unvested RSUs, personal holdings and Enbridge shares held in the name of a spouse, dependent child or trust, all count toward meeting the guidelines. PSUs and unexercised stock options do not count toward meeting the guidelines (resulting in a more stringent threshold than typical practice).
The share ownership requirement is six times base salary for the President & CEO and three times base salary for the other NEOs. All have already met or exceeded the requirement, as noted in the following graph.

Target and actual share ownership as of December 31, 2021

Executive compensation tables and other compensation disclosures
2021 summary compensation table
The table below shows the total amounts that Enbridge and its subsidiaries paid and granted to the NEOs for the years ended December 31, 2021, 2020 and 2019. Amounts represented below for Mr. Yardley were originally paid in U.S. dollars and have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end
exchange rate of US$1 = C$1.2632, US$1 = C$1.2740 and US$1 = C$1.2967 in 2021, 2020 and 2019, respectively.

Name and principal position	Year	Salary ($)	Stock- based awards 1 ($)	Option- based awards 2 ($)	Non- equity incentive plan compen- sation 3 ($)	Pension value 4 ($)	All other compen- sation 5 ($)	Total ($)

Al Monaco President & Chief Executive Officer	2021	1,648,679	8,902,468	2,219,827	4,624,711	1,576,000	68,283	19,039,968
	2020	1,546,139	8,475,960	2,303,250	3,205,919	1,462,000	61,568	17,054,836
	2019	1,592,878	6,129,560	3,327,732	3,687,712	3,195,000	60,502	17,993,384

Vern D. Yu Executive Vice President & Chief Financial Officer	2021	684,361	4,185,976	545,126	1,071,046	1,047,000	28,093	7,561,602
	2020	616,801	1,821,821	495,038	703,893	1,177,000	22,579	4,837,131
	2019	564,541	1,424,276	773,196	711,996	1,478,000	22,648	4,974,657

Colin K. Gruending Executive Vice President & President, Liquids Pipelines	2021	657,446	2,100,544	523,661	1,063,171	1,191,000	18,960	5,554,782
	2020	587,074	1,680,385	456,525	761,904	1,017,000	12,032	4,514,919
	2019	467,122	1,225,912	316,315	583,360	1,498,000	25,460	4,116,169

William T. Yardley Executive Vice President & President, Gas Transmission & Midstream	2021	722,450	2,370,346	584,655	1,144,625	647,000	55,998	5,525,074
	2020	700,018	2,320,853	598,335	849,262	396,000	32,065	4,896,533
	2019	732,029	3,828,546	1,069,747	767,701	351,400	32,993	6,782,416

Robert R. Rooney Executive Vice President & Chief Legal Officer	2021	583,060	1,674,261	417,370	844,094	413,000	24,316	3,956,101
	2020	557,394	1,593,583	433,163	634,091	349,000	18,167	3,585,397
	2019	564,541	1,139,225	618,565	689,992	286,000	10,283	3,308,606

Cynthia L. Hansen Executive Vice President & President, Gas Distribution & Storage	2021	530,001	1,521,171	379,392	789,886	743,000	11,666	3,975,116
	2020	506,673	1,448,572	393,750	635,570	354,000	4,290	3,342,855
	2019	500,856	932,271	506,087	652,116	628,000	10,395	3,229,725

1
The amounts disclosed in this column include the aggregate grant date fair value of PSUs and RSUs granted in 2021, 2020 and 2019, as applicable, in each case, computed in accordance with the provisions of FASB ASC Topic 718. These amounts are calculated by multiplying the number of performance and restricted stock units by the unit values in the table below:

Year granted	C$	US$

2021	42.29	32.88

2020	51.06	38.75

2019	48.81	36.97

In May 2019, Mr. Yardley was granted 40,421 RSUs with grant date fair value of US$37.11 per unit. In February 2021, Mr. Yu was granted 44,803 RSUs with grant date fair value of C$44.64 per unit.
2
The amounts in this column represent the grant date fair value of stock option awards granted to each of the NEOs, calculated in accordance with FASB ASC Topic 718. The grant date fair value of stock option awards is measured using the Black-Scholes option-pricing model, based on the following assumptions:

Assumptions	February 2021		February 2020		February 2019
	C$	US$	C$	US$	C$	US$

Expected option term	6 years	6 years	6 years	6 years	6 years	6 years

Expected volatility	24.840%	27.656%	17.587%	20.283%	18.318%	21.802%

Expected dividend yield	7.6417%	7.641%	5.847%	5.847%	5.961%	5.961%

Risk free interest rate	0.735%	0.793%	1.314%	1.416%	1.615%	2.333%

Exercise price	$43.81	$34.52	$55.54	$41.97	$48.30	$36.71

Option value	$3.84	$3.69	$3.75	$3.64	$4.03	$4.07

3
The amounts disclosed in this column represent amounts paid under the STIP with respect to the 2021, 2020 and 2019 performance years. There are no long-term non-equity
incentive plans within the compensation programs.

4	The pension values are equal to the compensatory change shown in the defined benefit plan table.
5	The table below describes the elements comprising the amounts presented in this column for 2021:

Executive	Matching contribution under retirement savings plan ($)	Excess flexible benefit credit a ($)	Personal use of company aircraft ($)	Parking ($)	Other benefits b ($)	Total ($)

Al Monaco	-	47,999	9,831	6,108	4,345	68,283

Vern D. Yu	-	16,821	-	4,800	6,472	28,093

Colin K. Gruending	-	12,201	-	4,800	1,959	18,960

William T. Yardley	21,980	-	30,792	-	3,226	55,998

Robert R. Rooney	-	17,617	-	4,800	1,899	24,316

Cynthia L. Hansen	-	6,213	-	-	5,453	11,666

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
Performance graph
Executive compensation and shareholder return
The chart below shows the value of a $100 investment made January 1, 2017, in both Enbridge common shares, the S&P/TSX Composite Index, and Enbridge’s compensation peer group at the end of each of the last five years (assuming reinvestment of dividends throughout the term). For the purpose of the graph, it was assumed that CAD:USD conversion ratio remained at 1:1 for the years presented. It also shows the growth in total direct compensation for the NEOs reported in the summary compensation table over the same period.
Total direct compensation includes base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards. Average total direct compensation is taken by dividing the total direct compensation from the summary compensation table by the number of named executives in any given year. The total direct compensation value for NEOs is 0.71% of our adjusted earnings of $5,551 million for 2021.
The total return on Enbridge common shares has been positive from 2017 to 2021. Average compensation paid to the NEOs has also increased over the same period.

Outstanding option-based and share-based awards
The table below shows the option-based and share-based awards that were outstanding on December 31, 2021. The market value of unvested or unearned awards is calculated based on C$49.41 per share for awards denominated in Canadian dollars and US$39.08 for awards denominated in U.S. dollars, the closing prices of our shares on the TSX and NYSE on December 31, 2021. The grant date fair value for U.S. option grants and the market value of unvested or unearned awards denominated in U.S. dollars were each converted from U.S. dollars to Canadian dollars using the published WM/Reuters 4 pm London 2021 year-end
exchange rate of US$1 = C$1.2632.

	Option-based awards 1							Share-based awards

	Grant date	Number of securities underlying unexercised options (#)	Option exercise price 2 ($)	Option expiry date	Value of in-the-money unexercised options		Plan type	Number of units that have not vested (#)	Market or payout value of units not vested 3 ($)	Market or value of vested share-based awards not paid out or distributed 4 ($)
Named executive officer					Vested ($)	Unvested ($)

Al Monaco	2/18/2021	578,080	43.81	2/18/2031	0	3,237,248

	2/20/2020	614,200	55.54	2/20/2030	0	0

	2/21/2019	825,740	48.30	2/21/2029	458,286	458,286

	2/27/2018	727,080	43.02	2/27/2028	3,484,531	1,161,510

	2/28/2017	584,000	55.84	2/28/2027	0	0

	3/1/2016	365,000	44.06	3/1/2026	1,952,750	0

	3/2/2015	196,000	59.08	3/2/2025	0	0

	3/13/2014	199,000	48.81	3/13/2024	119,400	0

	2/27/2013	229,000	44.83	2/27/2023	1,048,820	0

	2/18/2021						RSU	55,463	2,740,410

	2/20/2020						RSU	47,226	2,333,444

	2/18/2021						PSU	166,377	8,220,709

	2/20/2020						PSU	141,678	7,000,331

	2/21/2019						PSU	-	-	11,536,994

Vern D. Yu	2/18/2021	141,960	43.81	2/18/2031	0	794,976

	2/20/2020	132,010	55.54	2/20/2030	0	0

	2/21/2019	191,860	48.30	2/21/2029	106,482	106,482

	2/27/2018	115,380	43.02	2/27/2028	552,959	184,320

	2/28/2017	93,300	55.84	2/28/2027	0	0

	3/1/2016	96,750	44.06	3/1/2026	517,612	0

	3/2/2015	82,340	59.08	3/2/2025	0	0

	3/13/2014	83,350	48.81	3/13/2024	50,010	0

	2/27/2013	83,250	44.83	2/27/2023	381,285	0

	2/18/2021						RSU	47,214 5	2,332,863

	2/18/2021						RSU	13,615	672,736

	2/20/2020						RSU	10,151	501,550

	2/18/2021						PSU	40,857	2,018,729

	2/20/2020						PSU	30,452	1,504,649

	2/21/2019						PSU	-	-	2,680,757

Colin K. Gruending	2/18/2021	136,370	43.81	2/18/2031	0	763,672

	2/20/2020	121,740	55.54	2/20/2030	0	0

	2/21/2019	78,490	48.30	2/21/2029	43,562	43,562

	2/27/2018	45,170	43.02	2/27/2028	216,480	72,156

	2/28/2017	48,670	55.84	2/28/2027	0	0

	3/1/2016	64,600	44.06	3/1/2026	345,610	0

	3/2/2015	64,780	59.08	3/2/2025	0	0

	3/13/2014	66,500	48.81	3/13/2024	39,900	0

	2/27/2013	72,000	44.83	2/27/2023	329,760	0

	2/18/2021						RSU	13,088	646,701

	2/20/2020						RSU	9,366	462,753

	2/18/2021						PSU	39,255	1,939,583

	2/20/2020						PSU	28,085	1,387,696

	2/21/2019						PSU	-	-	2,289,528

	Option-based awards 1							Share-based awards

	Grant date	Number of securities underlying unexercised options (#)	Option exercise price 2 ($)	Option expiry date	Value of in-the-money unexercised options		Plan type	Number of units that have not vested (#)	Market or payout value of units not vested 3 ($)	Market or value of vested share-based awards not paid out or distributed 4 ($)
Named executive officer					Vested ($)	Unvested ($)

William T. Yardley	2/18/2021	125,430	US34.52	2/18/2031	0	722,446

	2/20/2020	129,020	US41.97	2/20/2030	0	0

	2/21/2019	202,700	US36.71	2/21/2029	303,397	303,397

	2/27/2018	182,520	US33.97	2/27/2028	883,552	294,517

	2/28/2017	56,580	US41.64	2/28/2027	0	0

	2/18/2021						RSU	15,038	742,361

	2/20/2020						RSU	13,371	660,069

	5/8/2019						RSU	29,381 6	1,450,433

	2/18/2021						PSU	45,103	2,226,563

	2/20/2020						PSU	40,124	1,980,770

	2/21/2019						PSU	-	-	3,574,174

Robert R. Rooney	2/18/2021	108,690	43.81	2/18/2031	0	608,664

	2/20/2020	115,510	55.54	2/20/2030	0	0

	2/21/2019	153,490	48.30	2/21/2029	85,187	85,187

	2/27/2018	141,030	43.02	2/27/2028	675,889	225,292

	2/28/2017	167,200	55.84	2/28/2027	0	0

	2/18/2021						RSU	10,433	515,487

	2/20/2020						RSU	8,876	438,575

	2/18/2021						PSU	31,288	1,545,939

	2/20/2020						PSU	26,640	1,316,287

	2/21/2019						PSU	-	-	2,144,238

Cynthia L. Hansen	2/18/2021	98,800	43.81	2/18/2031	0	553,280

	2/20/2020	105,000	55.54	2/20/2030	0	0

	2/21/2019	125,580	48.30	2/21/2029	69,697	69,697

	2/27/2018	115,380	43.02	2/27/2028	552,959	184,320

	2/28/2017	89,190	55.84	2/28/2027	0	0

	3/1/2016	79,030	44.06	3/1/2026	422,811	0

	3/2/2015	74,340	59.08	3/2/2025	0	0

	3/13/2014	83,350	48.81	3/13/2024	50,010	0

	2/27/2013	83,250	44.83	2/27/2023	381,285	0

	2/18/2021						RSU	9,474	468,103

	2/20/2020						RSU	8,068	398,653

	2/18/2021						PSU	28,432	1,404,831

	2/20/2020						PSU	24,216	1,196,522

	2/21/2019						PSU	-	-	1,754,711

1	Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date.
2	Option exercise prices are reflected in the currency granted.
3	A performance multiplier of 1.0x has been used (PSUs only), based on achieving the target performance level as defined in the plan.
4	Reflects the payout value of the 2019 PSU grant, which vested on December 31, 2021 but will not be paid until March 2022. A performance multiplier of 1.43x is used.
5
Reflects special RSU grant to Mr. Yu on February 18, 2021 that remain outstanding, 20% of which vest on each of the first and second anniversaries of the grant date and 60% of which vest on the third anniversary of the grant date.

6
Reflects special RSU grant to Mr. Yardley on May 8, 2019 that remain outstanding, 20% of which vested on the first and second anniversaries of the grant date and 60% of which vest on the third anniversary of the grant date.

Value vested or earned in 2021

Executive	Value vested during the year			Value earned during the year
	Option-based awards 1,2 ($)	Share-based awards 1,3 ($)		Non-equity incentive plan 1,4 ($)

Al Monaco	-	11,536,994		4,624,711

Vern D. Yu	-	2,680,757		1,071,046

Colin K. Gruending	-	2,289,528		1,063,171

William T. Yardley	-	4,021,586	5	1,144,625

Robert R. Rooney	-	2,144,238		844,094

Cynthia L. Hansen	-	1,754,711		789,886

1	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
2	The values of the option-based awards listed above are based on the following:

Grant date	Grant price	2021 vesting date	Closing price on 2021 vesting date

2/28/2017	$55.84	2/28/2021	$42.98

2/28/2017	US$41.64	2/28/2021	US$33.81

2/27/2018	$43.02	2/27/2021	$42.98

2/27/2018	US$33.97	2/27/2021	US$33.81

2/21/2019	$48.30	2/21/2021	$43.70

2/21/2019	US$36.71	2/21/2021	US$34.66

2/20/2020	$55.54	2/20/2021	$43.70

2/20/2020	US$41.97	2/20/2021	US$34.66

3	Includes the 2019 PSUs that vested on December 31, 2021. A performance multiplier of 1.43x has been used.
4	Based on corporate, business unit and individual performance for the 2021 performance year.
5	Includes the 2019 RSUs that matured on May 8, 2021.

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

Type of termination		Base salary	Short-term incentive	Medium- and long-term incentives	Pension	Benefits

Voluntary	Resignation	None.	Payable in full if executive has worked the entire calendar year and remains actively employed on the payment date. Otherwise, none.	• PSUs and RSUs forfeited. • Vested stock options must be exercised within 30 days of resignation or by the end of the original term (if sooner). • Unvested stock options are cancelled.	No longer earns service credits.	None.
	Retirement		Current year’s incentive prorated to retirement date.
•
  PSUs and RSUs are prorated to retirement date and value is assessed and paid at the end of the usual term.

•
  Stock options granted prior to 2020 continue to vest and can be exercised for three years after retirement (or option expiry, if sooner).

•
  Stock options granted in 2020 and thereafter continue to vest and can be exercised for five years after retirement (or option expiry, if sooner).
Post-retirement benefits begin.

Involuntary	Termination not for cause or constructive dismissal	Current salary is paid in a lump sum (3x for CEO and 2x for other NEOs)
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

The amounts shown in the table below include the estimated potential payments and benefits that would be payable to each of our NEOs as a result of the specified triggering event, assumed to occur as of December 31, 2021. The actual amounts that would be payable in these circumstances can be determined only at the time of the executive’s separation, would include payments or benefits already earned or vested and may differ from the amounts set forth in the table below. Amounts in U.S dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end
exchange rate of US$1 = C$1.2632 in 2021.

Named executive officer	Triggering event 1	Base salary 2 ($)	Short- term incentive 3 ($)	Medium- term incentive 4 ($)	Long- term incentive 5 ($)	Pension 6 ($)	Benefits 7 ($)	Total payout ($)

Al Monaco	CIC	-	-	-	-	-	-	-
	Death	-	-	20,294,894	4,857,044	-	65,846	25,217,784
	Retirement	-	-	9,277,339	4,857,044	-	65,846	14,200,229
	Voluntary or for cause termination	-	-	-	-	-	65,846	65,846
	Involuntary termination without cause	5,136,000	10,340,447	20,294,894	4,857,044	524,000	286,486	41,438,871
	Involuntary or good reason termination after a CIC	5,136,000	10,340,447	20,294,894	4,857,044	524,000	286,486	41,438,871

Vern D. Yu	CIC	-	-	-	-	-	-	-
	Death	-	-	7,030,527	1,085,778	-	27,196	8,143,501
	Retirement	-	-	2,767,516	1,085,778	-	27,196	3,880,490
	Voluntary or for cause termination	-	-	-	-	-	27,196	27,196
	Involuntary termination without cause	1,414,200	1,415,889	6,896,030	1,085,778	3,706,000	112,636	14,630,533
	Involuntary or good reason termination after a CIC	1,414,200	1,415,889	7,030,527	1,085,778	3,706,000	112,636	14,765,030

Colin K. Gruending	CIC	-	-	-	-	-	-	-
	Death	-	-	4,436,734	879,390	-	26,127	5,342,251
	Voluntary or for cause termination	-	-	-	-	-	26,127	26,127
	Involuntary termination without cause	1,358,600	1,345,264	4,407,794	879,390	1,468,000	103,897	9,562,945
	Involuntary or good reason termination after a CIC	1,358,600	1,345,264	4,436,734	879,390	1,468,000	103,897	9,591,885

William T. Yardley	CIC	-	-	-	-	-	-	-
	Death	-	-	7,060,195	1,320,460	-	28,489	8,409,144
	Retirement	-	-	3,866,379	1,320,460	-	28,489	5,215,328
	Voluntary or for cause termination	-	-	-	-	-	28,489	28,489
	Involuntary termination without cause	1,481,428	1,616,963	7,026,975	1,320,460	956,000	101,593	12,503,419
	Involuntary or good reason termination after a CIC	1,481,428	1,616,963	7,060,195	1,320,460	956,000	101,593	12,536,639

Named executive officer	Triggering event 1	Base salary 2 ($)	Short- term incentive 3 ($)	Medium- term incentive 4 ($)	Long- term incentive 5 ($)	Pension 6 ($)	Benefits 7 ($)	Total payout ($)

Robert R. Rooney	CIC	-	-	-	-	-	-	-
	Death	-	-	3,816,288	919,143	-	22,992	4,758,423
	Retirement	-	-	1,744,434	919,143	-	22,992	2,686,569
	Voluntary or for cause termination	-	-	-	-	-	22,992	22,992
	Involuntary termination without cause	1,195,600	1,324,083	3,793,220	919,143	844,000	95,324	8,171,370
	Involuntary or good reason termination after a CIC	1,195,600	1,324,083	3,816,288	919,143	844,000	95,324	8,194,438

Cynthia L. Hansen	CIC	-	-	-	-	-	-	-
	Death	-	-	3,468,110	807,296	-	20,900	4,296,306
	Retirement	-	-	1,585,429	807,296	-	20,900	2,413,625
	Voluntary or for cause termination	-	-	-	-	-	20,900	20,900
	Involuntary termination without cause	1,086,800	1,287,686	3,447,163	807,296	927,000	87,524	7,643,469
	Involuntary or good reason termination after a CIC	1,086,800	1,287,686	3,468,110	807,296	927,000	87,524	7,664,416

1	Messrs. Monaco, Yu, Yardley, Rooney and Ms. Hansen are the NEOs who are retirement eligible as of December 31, 2021. Retirement eligibility under Enbridge programs means age 55 or older.
2	Reflects a lump sum payment equal to three times (for Mr. Monaco) and two times (for Messrs. Gruending, Yardley, Yu, Rooney and Ms. Hansen) the NEO’s base salary in effect as at December 31, 2021.
3
Reflects a lump sum payment equal to three times (for Mr. Monaco) and two times (for Messrs. Yu, Gruending, Yardley, Rooney and Ms. Hansen) the average of the short-term incentive award paid to the NEO in the two years preceding the year in which the termination occurs. In addition, the amount the NEO would receive as short-term incentive payment for the current year is reflected in the Summary Compensation Table.

4
Represents the value of RSUs and PSUs that would vest and be settled in cash upon the triggering event, based on C$49.41 for awards granted in Canadian dollars and US$39.08 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2021 and assuming, in the case of PSUs, target performance. For PSUs and RSUs, severance period, as outlined in the executive employment agreement, counts towards active service when prorating for termination without cause.

5
Represents the
“in-the-money
value” of unvested ISOs as of December 31, 2021, that would be paid in cash (as a result of an involuntary termination without cause) or that would become vested (as a result of an involuntary or good reason termination after a Change in Control or retirement).
In-the-money
value is calculated as C$49.41 for awards granted in Canadian dollars and US$39.08 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2021, less the applicable exercise price of the option.

6	Reflects the value of three additional years of pension credit for Mr. Monaco and two additional years of pension credit for each of Messrs. Yu, Gruending, Yardley, Rooney and Ms. Hansen.
7
Reflects a lump sum cash payment in respect of the flex credit allowance, vacation carryover and savings plan matching contributions that would have been paid by Enbridge in respect of the NEO over a period of three years (for Mr. Monaco) or two years (for each of Messrs. Yu, Gruending, Yardley, Rooney and Ms. Hansen) following the executive’s termination, plus an allowance for financial and career counselling.

Additional equity compensation information
Enbridge shares used for purposes of equity compensation
Enbridge has two prior stock option plans which were approved by Enbridge shareholders in 2007, as follows:

•	Enbridge Inc. Incentive Stock Option Plan (2007), as revised (Incentive stock option plan); and

•	Enbridge Inc. Performance Stock Option Plan (2007), as amended and restated (2011) and further amended (2012 and 2014) (Performance stock option plan).
The Performance Stock Option Plan was historically used to grant options, but no options have been granted under it since 2014.
Enbridge adopted the 2019 LTIP effective February 13, 2019, under which stock options were granted in 2019. The 2019 LTIP was approved by our shareholders at our 2019 annual meeting of shareholders. No further awards have been or will be granted under the Incentive stock option plan or Performance stock option plan after February 13, 2019, and all shares still available to be issued and not subject to awards under these prior stock option plans became available under the 2019 LTIP.
Shares reserved for equity compensation as of December 31, 2021

	A	B	C

Plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column A) (#)

2019 LTIP	15,448,382	49.00 3,4	33,689,782

Prior stock option plans 1	19,338,344	49.85 3	-

Spectra 2007 LTIP 2	673,091	36.47 3	-

			1.6628% of total issued and outstanding Enbridge shares

1	Includes options outstanding under the Incentive stock option plan and no options outstanding under the Performance stock option plan.
2
Awards granted under the Spectra 2007 LTIP were assumed by Enbridge at the closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.

3	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.2632 in 2021.
4
This weighted-average exercise price relates only to options granted under the 2019 LTIP. All other awards granted under the 2019 LTIP are deliverable without the payment of any consideration, and therefore these awards have not been considered in calculating the weighted average exercise price.

Awards granted and outstanding as of December 31, 2021

Stock options outstanding	# outstanding	% of total issued and outstanding Enbridge shares

2019 LTIP	15,448,382	0.7625%

Incentive stock option plan	19,338,344	0.9544%

Spectra 2007 LTIP – stock options 1	673,091	0.0332%

1	Awards granted under the Spectra 2007 LTIP as described in the “Assumed equity-based compensation awards from Spectra Energy” section.
Plan restrictions – 2019 LTIP

Enbridge shares reserved for issue under the 2019 LTIP
49,700,000 in total, or 2.45% of Enbridge’s total issued and outstanding Enbridge shares as of December 31, 2021.

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
period).

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

Annual burn rate

Stock options outstanding	2021	2020	2019

2019 LTIP	0.2232%	0.2529%	0.3348%

Incentive stock option plan 1	-	-	-

Performance stock option plan 2	-	-	-

Spectra 2007 LTIP – stock options 3	-	-	-

1	No grants have been made under this plan since 2018.
2	No grants have been made under this plan since 2014.
3
All grants under the Spectra 2007 LTIP were made by Spectra Energy prior to the Merger Transaction. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.

Governance for making changes to the 2019 LTIP
To the extent permitted by applicable laws, the Board may amend, suspend or terminate the 2019 LTIP at any time without shareholder approval, provided that no amendment, other than an increase to the overall share limit, may materially and adversely affect any award outstanding at the time of the amendment without the affected participant’s consent.
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

Termination provisions of equity compensation plans
The termination provisions for equity compensation awards granted under the 2019 LTIP (as governed by the incentive stock option grant agreements and the restricted stock unit grant agreements), the incentive stock option plan (2007), as revised, and the performance stock option plan, are summarized below.

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

Conditions for performance stock options are mentioned below.
RSUs are prorated to retirement date and value is assessed and settled at the end of the usual term.

Death		All options vest and can be exercised up to 12 months from the date of death or until the option term expires (if sooner).	All outstanding RSUs become vested and are settled no later than 30 days following the date of death.

Disability		Options continue to vest based on the regular provisions of the plan.	All outstanding RSUs become vested and are settled no later than 30 days following the date of disability.

Involuntary termination	not for cause	Unvested options continue to vest and options that are vested or become vested can be exercised up to 30 days after the termination date or the notice period (if applicable) or until the option term expires (if sooner).	RSUs are prorated to termination date (plus any applicable notice period) and value is assessed and settled at the end of the usual term.
	for cause	All options are cancelled on the date of termination.	All outstanding RSUs are forfeited.

Change of control or reorganization
For 2016 and prior grants, for a change of control, options vest on a date determined by the HRC Committee before the change of control. For any other kind of reorganization, options are to be assumed by the successor company. If they are not assumed, they will vest and the value will be paid in cash.

Beginning with the 2017 grants, if the employment of a participant is terminated without cause (including constructive dismissal) by the Company or a subsidiary within two years after a change of control, then all unvested options of the participant vest on that double-trigger date.

Performance stock option plan: For a change of control, options vest on a date determined by the HRC Committee before the change of control.
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

1
Differences in termination provisions apply for US$ options where the executive has elected treatment as incentive stock options within the meaning of U.S. Internal Revenue Code Section 422. All US ISOs beginning with the 2018 grant are issued as non-qualified.

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

Assumed equity-based compensation awards from Spectra Energy
On February 27, 2017, Enbridge Inc. and Spectra Energy combined through a stock-for-stock merger transaction (the “Merger Transaction”). Pursuant to the terms of the merger agreement, Enbridge assumed all awards outstanding under the Spectra Energy Corp 2007 Long Term Incentive Plan, as amended and restated (the “Spectra 2007 LTIP”) at the closing of the Merger Transaction (“Assumed Spectra LTIP Awards”). The Assumed Spectra LTIP Awards, including the shares of Enbridge issuable thereunder, were approved by Enbridge shareholders as part of the Merger Transaction on December 15, 2016. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.
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

•	Awards. As described in more detail below, the Assumed Spectra LTIP Awards include Spectra Energy options.

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

•
Treatment upon closing of the Merger Transaction. At the closing of the Merger Transaction, each outstanding Spectra Energy option, whether vested or unvested, was automatically converted into an option to purchase, on the same terms and conditions as were applicable immediately prior to the closing, the number of Enbridge shares equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Spectra Energy common stock subject to such option immediately prior to the closing and (ii) 0.984 (“Exchange Ratio”), at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of Spectra Energy common stock of such Spectra Energy option immediately prior to the closing divided by (B) the Exchange Ratio. The Spectra Energy options assumed by Enbridge in connection with the Merger Transaction are exercisable for 881,819 Enbridge shares at a weighted average exercise price of US$28.87 per share of Enbridge shares, vest at various dates until February 2019 and have various terms expiring on or before February 2026.

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

Quantification of equity-based compensation
As of December 31, 2021, there is an aggregate of 673,091 Enbridge shares issuable in connection with the outstanding Assumed Spectra LTIP Awards, representing approximately 0.0332% of Enbridge’s issued and outstanding shares. Set forth below are the number of Enbridge shares issuable under the Spectra 2007 LTIP in connection with the exercise or settlement of the Assumed Spectra Energy Awards outstanding as of December 31, 2021.

Spectra Energy options	Total Enbridge shares issuable under Spectra 2007 LTIP	Percentage of issued and outstanding Enbridge shares

673,091	673,091	0.0332%

Termination provisions of Spectra Energy options
The termination provisions for the Spectra Energy options, are described below.

Reason for termination	Provisions

Voluntary termination (not retirement eligible)
The unvested portion of such an award terminates immediately.

Vested Spectra Energy options can be exercised through the earlier of 3 months following termination of employment or the 10th anniversary of the grant date.

Voluntary termination (retirement eligible)
Unvested options are
pro-rated
based on full and partial months of service during the vesting period, and vest immediately.

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
Pamela L. Carter (Chair)
Mayank M. Ashar
Susan M. Cunningham
S. Jane Rowe

Director compensation
—

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
The Governance Committee uses a peer group of companies to set the annual retainers for our Board and targets director compensation at or about the 50th percentile. See “Benchmarking to peers” beginning on page 52 for more information about our peer group and how we benchmark executive compensation.
The Governance Committee reviews the Directors’ Compensation Plan every year, with assistance from management. Every second year a formal review by an external consultant is undertaken. In 2021, the Governance Committee engaged Mercer (Canada) Limited for a formal review of directors’ compensation, including peer analysis and benchmarking to the peer group.
Following this review, and in line with our director compensation philosophy of targeting director compensation at or about the 50th percentile in our peer group, no changes were recommended to directors’ compensation for 2022.
Each year, as part of this review, the Governance Committee considers the time commitment and experience required of our directors. The Governance Committee also reviews the Directors’ Compensation Plan to make sure the overall program is still appropriate and reports its findings to the Board.
All
non-employee
director compensation in 2021 was paid under the Directors’ Compensation Plan. We do not compensate non-employee
directors under our 2019 Long Term Incentive Plan for employees. All retainers are payable in U.S. dollars regardless of director residency.
2021 director share ownership requirements

About DSUs

A deferred share unit (“DSU”) is a notional share that has the same value as one Enbridge common share. Its value fluctuates with variations in the market price of Enbridge shares. DSUs do not have voting rights but they accrue dividends as additional DSUs, at the same rate as dividends paid on our common shares.

We expect directors to own Enbridge shares so that they have an ongoing stake in the Company and are aligned with the interests of shareholders. Directors must, within five years of becoming a director, hold at least three times their annual Board retainer in DSUs or Enbridge shares. The annual Board retainer is US$285,000 and the director share ownership requirement is US$855,000. See “Change in director equity ownership” on page 72 for more information.
If a decrease in the market value of Enbridge shares results in a director no longer meeting the share ownership requirements, we expect him or her to buy additional Enbridge shares in order to satisfy the minimum threshold.
DSUs are paid out when a director retires from the Board. They are settled in cash, based on the weighted average of the trading price of common shares on the TSX for the last five trading days before the date that is three trading days before the payment date, multiplied by the number of DSUs the director holds. Directors may not engage in equity monetization transactions or hedges involving securities of Enbridge (see “Anti-hedging policy” on page 51).

2021 compensation components
Our Directors’ Compensation Plan has four components:

•	an annual retainer;

•	an annual retainer if he or she serves as the Chair of the Board or chair of a Board committee;

•	a fee for travelling to Board and Board committee meetings; and

•	reimbursement for reasonable travel and other out-of-pocket expenses relating to his or her duties as a director.
We do not have meeting attendance fees.
Our Directors’ Compensation Plan has been in effect since 2004 and was revised most recently in 2021. The table below shows the fee schedule for directors in 2021.
Directors are paid quarterly. Mr. Monaco does not receive any director compensation because he is compensated in his role as our President & CEO.
We have not granted stock options to directors since 2002. Mr. Ebel held certain Spectra Energy equity awards at the closing of the Merger Transaction that were generally treated in the same manner as those held by other employees of Spectra Energy.
Directors can receive their retainer in a combination of cash, Enbridge shares and DSUs, but they must receive a minimum amount in DSUs, described below. Travel fees are paid in cash.

2021 Directors’ Compensation Plan retainers

	Annual amount (US$)	Cash	Enbridge shares	DSUs	Cash	Enbridge shares	DSUs

Compensation component		Before minimum share ownership is met			After minimum share ownership is met

Board retainer	285,000
Additional retainers
Chair of the Board retainer	265,000
Board committee chair retainer		Up to 50%	Up to 50%	50% to 100%	Up to 65%	Up to 65%	35% to 100%
• Audit, Finance & Risk	25,000
• Human Resources & Compensation	20,000
• Safety & Reliability	15,000
• Sustainability	15,000
• Governance	15,000

Travel Fee (where applicable)	1,500	100%	-	-	100%	-	-

For purposes of the explanation that follows in this paragraph, all references to “retainer” shall include the “Board retainer” and “additional retainers” described in the table above. Before a director reaches the minimum share ownership level, at least 50% of their retainer will be paid in the form of DSUs, with the balance paid in cash, Enbridge shares or DSUs, according to a percentage mix they choose. Once a director reaches the minimum share ownership level, they can choose to receive between 35% to 100% of their retainer in DSUs, with the balance in cash, Enbridge shares or a combination of both, according to a percentage mix they choose. Directors are allocated the DSUs and Enbridge shares based on the weighted average of the trading price of the Enbridge shares on the TSX for the five trading days immediately preceding the date that is two weeks prior to the date of payment.
Directors who do not make a timely election as to the form in which they wish to receive their retainer will receive the applicable minimum amount in DSUs and the balance in cash.
The table below shows the compensation components in which each director’s annual retainer for the year ended December 31, 2021 was delivered.

Director	Cash (%)	Enbridge shares (%)	DSUs (%)

Mayank M. Ashar	-	-	100

Gaurdie E. Banister	-	-	100

Pamela L. Carter	40	25	35

Susan M. Cunningham	50	-	50

Gregory L. Ebel	50	-	50

J. Herb England	-	65	35

Teresa S. Madden	50	-	50

Al Monaco 1	-	-	-

Stephen S. Poloz	30	-	70

S. Jane Rowe	-	50	50

Dan C. Tutcher	-	-	100

Former Directors 2

Marcel R. Coutu	-	-	100

Gregory J. Goff	50	-	50

V. Maureen Kempston Darkes	-	-	100

1	Mr. Monaco does not receive any compensation as a director of Enbridge because he is our President & CEO.
2	Mr. Goff resigned from the Board effective June 21, 2021, and Mr. Coutu and Ms. Kempston Darkes resigned from the Board effective November 1, 2021.

Director compensation table
The table below provides information concerning the compensation of each non-employee
director who served at any time in 2021. Mr. Monaco does not receive any compensation as a director of Enbridge because he is our President & CEO. For information on Mr. Monaco’s compensation, see page 54.

		Share based awards 2				All other compensation			Total

	Fees earned 1 (cash)	Enbridge Shares 3		DSUs 3		Other fees 4	Dividends on DSUs 5

Director	($)	(#)	($)	(#)	($)	($)	(#)	($)	($)

Mayank M. Ashar	-	-	-	3,070	153,725	1,922	21	1,048	156,695

Gaurdie E. Banister	-	-	-	1,117	56,189	-	-	-	56,189

Pamela L. Carter	150,048	1,800	85,943	2,664	127,073	1,898	68	3,342	368,304

Susan M. Cunningham	181,286	-	-	3,800	181,286	1,898	98	4,774	369,245

Gregory L. Ebel	331,711	-	-	6,953	331,711	1,898	179	8,715	674,035

J. Herb England	-	4,682	223,452	2,522	120,321	3,820	65	3,161	350,755

Teresa S. Madden	187,553	-	-	3,932	187,553	1,922	101	4,946	381,975

Al Monaco 6	-	-	-	-	-	-	-	-	-

Stephen S. Poloz	103,576	-	-	5,064	241,676	3,820	130	6,323	355,395

S. Jane Rowe	-	558	28,094	558	28,094	-	-	-	56,189

Dan C. Tutcher	-	-	-	7,601	362,573	-	196	9,548	372,121

Former Directors 7

Marcel R. Coutu	-	-	-	5,949	280,561	1,898	185	9,032	291,491

Gregory J. Goff	67,886	-	-	1,718	67,886	-	15	720	136,493

V. Maureen Kempston Darkes	-	-	-	6,388	301,191	-	199	9,721	310,912

1
The cash portion of the retainers paid to the directors. Directors are paid quarterly in US$. The values presented in this table are in C$ and reflect U.S./Canadian exchange rates from the Bank of Canada of 1.2561 as at March 11, 2021, 1.2103 as at June 3, 2021, 1.2654 as at September 9, 2021, and 1.2815 as at December 2, 2021.

2	The portion of the retainer received as DSUs and Enbridge shares.
3
We pay directors quarterly. The value of the Enbridge shares and DSUs is based on the weighted average of the trading price of Enbridge shares on the TSX for the five trading days prior to the date that is two weeks prior to the applicable payment date. The weighted average Enbridge share prices were $44.09, $46.55, $49.73 and $50.32 for the first, second, third and fourth quarters, respectively, of 2021.

4
For all of our
non-employee
directors, includes a US$1,500 travel fee per in-person meeting that occurs outside of their home province or state. For Mr. Ebel, this amount does not include expenses incurred for tax return preparation services of $18,809.14. For Mr. Tutcher, this amount does not include reimbursement of medical expenses of $1,852.25.

5	Includes dividend equivalents on DSUs granted in 2021 based on the 2021 quarterly dividend rate of $0.835. Dividend equivalents vest at the time of grant.
6	Mr. Monaco does not receive any compensation as a director of Enbridge because he is our President & CEO.
7	Mr. Goff resigned from the Board effective June 21, 2021, and Mr. Coutu and Ms. Kempston Darkes resigned from the Board effective November 1, 2021.

Change in director equity ownership
The table below shows the change in each director’s equity ownership from March 2, 2021 to March 2, 2022, the dates of the management information circular for the 2021 annual meeting of shareholders and of the Circular, respectively.

Director	Enbridge shares (#)	DSUs (#)	Total Enbridge shares + DSUs (#)	Market (at risk) value of equity holdings ($) 1,2

Mayank M. Ashar

2022	64,000	3,141	67,141	3,764,596

2021	-	-	-	-

Change	+64,000	+3,141	+67,141	+3,764,596

Gaurdie E. Banister

2022	16,449	1,135	17,584	985,935

2021	-	-	-	-

Change	+16,449	+1,135	+17,584	+985,935

Pamela L. Carter

2022	46,439	15,339	61,778	3,463,892

2021	44,639	11,526	56,165	2,485,301

Change	+1,800	+3,813	+5,613	+978,591

Susan M. Cunningham

2022	2,581	12,334	14,915	836,284

2021	2,581	7,682	10,263	454,138

Change	-	+4,652	+4,652	+382,146

Gregory L. Ebel

2022	651,845	41,708	693,553	38,887,517

2021	651,845	31,619	683,464	30,243,282

Change	-	+10,089	+10,089	+8,644,235

J. Herb England

2022	41,988	95,239	137,227	7,694,318

2021	37,306	84,970	122,276	5,410,713

Change	+4,682	+10,269	+14,951	+2,283,605

Teresa S. Madden

2022	1,000	12,585	13,585	761,711

2021	1,000	7,787	8,787	388,825

Change	-	+4,798	+4,798	+372,886

Al Monaco 3

2022	962,571	-	962,571	53,971,356

2021	918,762	-	918,762	40,655,219

Change	+43,809	-	+43,809	+13,316,137

Stephen S. Poloz

2022	-	8,140	8,140	456,410

2021	-	2,627	2,627	116,245

Change	-	+5,513	+5,513	+340,165

S. Jane Rowe

2022	5,783	567	6,350	356,045

2021	-	-	-	-

Change	+5,783	+567	+6,350	+356,045

Dan C. Tutcher

2022	650,649	156,248	806,897	45,242,715

2021	637,523	136,090	773,613	34,232,375

Change	+13,126	+20,158	+33,284	+11,010,340

Total

2022	2,443,305	346,436	2,789,741	156,420,778

2021	2,293,656	282,301	2,575,957	113,986,097

Change	+149,649	+64,135	+213,784	+42,434,681

1
Based on the total market value of the Enbridge shares and/or DSUs owned by the director, based on the closing prices of $44.25 on the TSX on March 2, 2021 and $56.07 on March 2, 2022. These amounts have been rounded to the nearest dollar in Canadian dollars. Excludes stock options of Messrs. Ebel and Monaco.

2
Directors must hold at least three times their annual US$285,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.2640, the published WM/Reuters 4 pm London exchange rate for December 31, 2021. All current directors meet or exceed this requirement except Mses. Cunningham, Madden and Rowe, who have until February 13, 2024, February 12, 2024 and November 4, 2026, respectively, and Messrs. Banister and Poloz, who have until November 4, 2026 and June 4, 2025, respectively, to meet this requirement.

3
Mr. Monaco does not receive any compensation as a director of Enbridge. He is only compensated for his role as President & CEO. As President & CEO, he is subject to a share ownership requirement of six times base salary. Please see page 53 of this Amendment No. 1 on Form 10-K/A for information on his Enbridge share ownership as a multiple of his base salary.

Non-GAAP
reconciliation
This Amendment No. 1 on Form 10-K/A contains references to DCF and DCF per common share, which are measures used for purposes of Enbridge’s executive compensation programs. Management believes the presentation of DCF gives useful information to investors and shareholders as they provide increased transparency and insight into the performance of the Company. Our non-GAAP
measures described above are not measures that have standardized meaning prescribed by generally accepted accounting principles in the United States of America (U.S. GAAP) and are not U.S. GAAP measures. Therefore, these measures may not be comparable with similar measures presented by other issuers. DCF, when disclosed as a financial amount, is a non-GAAP financial measure. The table below provides a reconciliation of the non-GAAP
measures to comparable GAAP measures.
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
or
non-operating
factors. Management also uses DCF to assess the performance of the Company and to set its dividend payout target. DCF for the year ended December 31, 2021 has been converted to DCF per share by taking DCF of C$10,041 million and dividing by 2,023 million, the weighted average number of Enbridge shares outstanding as of December 31, 2021. For purposes of the 2021 STIP award determinations as described on page 34, DCF was converted to DCF per share by taking DCF of C$10,095 million and dividing by 2,023 million, the weighted average number of Enbridge shares outstanding as of December 31, 2021. For purposes of 2019 PSU payout determinations as described on page 39, DCF was converted to DCF per share by taking DCF of C$10,196 million and dividing by 2,023 million, the weighted average number of Enbridge shares outstanding as of December 31, 2021.

	Year ended December 31,
	2021	2020
(unaudited, millions of Canadian dollars)

Cash provided by operating activities	9,256	9,781

Adjusted for changes in operating assets and liabilities 1	1,616	(93)

	10,872	9,688

Distributions to noncontrolling interests and redeemable noncontrolling interests	(271)	(300)

Preference share dividends	(367)	(380)

Maintenance capital expenditures 2	(686)	(915)

Significant adjustment items:

Other receipts of cash not recognized in revenue 3	127	292

Employee severance, transition and transformation costs	147	335

Distributions from equity investments in excess of cumulative earnings 4	418	675

Other items	(199)	45

DCF	10,041	9,440

Adjusting items in respect of:

For STIP calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of target setting expressed in DCF	54	33

Total DCF adjusted for 2021 STIP award determinations	10,095	9,473

DCF	10,041	9,440

Adjusting items in respect of:

For 2019 PSU calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of the grant expressed in DCF	155	408

Total DCF adjusted for 2019 PSU payout determinations	10,196	9,848

1	Changes in operating assets and liabilities, net of recoveries.
2
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

3	Consists of cash received net of revenue recognized for contracts under make-up rights and similar deferred revenue arrangements.
4	Presented net of adjusting items.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
See Item 11 – “Shares reserved for equity compensation as of December 31, 2021” for information regarding our equity plan compensation on page 62.
Security ownership of certain beneficial owners and management
Beneficial ownership table
The table below sets forth the number and percentage of outstanding Enbridge shares beneficially owned by each of our directors, new Board candidates, NEOs and all directors and executive officers as a group, as of March 2, 2022. The number of Enbridge shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, for each person named in the table, the number in the “Number of Enbridge shares acquirable within 60 days” column includes shares covered by stock options that may be exercised and that vest within 60 days after March 2, 2022. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Enbridge Inc., 200, 425 – 1st Street SW, Calgary, Alberta, T2P 3L8.

Name of beneficial owner	Number of Enbridge shares held	Number of Enbridge shares acquirable within 60 days	Total Enbridge Shares Beneficially Owned	Percent of common shares outstanding

Mayank M. Ashar	64,000	-	64,000	*

Gaurdie E. Banister	16,449	-	16,449	*

Pamela L. Carter 1	46,439	-	46,439	*

Susan M. Cunningham	2,581	-	2,581	*

Gregory L. Ebel	651,845	405,408	1,057,253	*

J. Herb England 1	41,988	-	41,988	*

Jason B. Few 2	-	-	-	*

Teresa S. Madden	1,000	-	1,000	*

Al Monaco	962,571	3,371,005	4,333,576	*

Stephen S. Poloz	-	-	-	*

S. Jane Rowe 1	5,783	-	5,783	*

Dan C. Tutcher	650,649	-	650,649	*

Steven W. Williams 2	5,000	-	5,000	*

Colin K. Gruending	77,910	465,551	543,461	*

Robert R. Rooney	56,251	508,276	564,527	*

William T. Yardley	105,184	364,473	469,657	*

Vern D. Yu	174,975	757,760	932,735	*

Cynthia Hansen	214,688	529,325	744,013	*

All current executive officers and directors as a group 3	3,077,313	6,401,798	9,479,111	*

1
Ms. Carter, Mr. England and Ms. Rowe will be paid a portion of their directors’ compensation in Enbridge shares on March 18, 2022. Under our Directors’ Compensation Plan, the number of Enbridge shares will be calculated by dividing the applicable amount of compensation in Canadian dollars payable in Enbridge shares on the payment date by the weighted average the closing price per Enbridge share on the TSX for the five trading days prior to the date that is two weeks prior to the payment date.

2	Jason B. Few and Steven W. Williams are new Board candidates who currently do not serve on our Board.
3	“Current executive officers and directors as a group” does not include the two new Board candidates.
*	Represents less than 1% of the outstanding Enbridge shares.

Principal shareholders
The table below sets forth information about the number of Enbridge shares held by persons known by the Company to be the beneficial owners of more than 5% of issued and outstanding Enbridge shares, as of March 2, 2022. This information is based on the most recently available reports filed with the SEC.

Name and address of beneficial owner	Aggregate number of Enbridge shares beneficially owned	Percent of Enbridge shares outstanding

BlackRock, Inc. 55 East 52 nd Street New York, NT 10055 1	105,484,148	5.2%

1	The information for this beneficial owner is based on Schedule 13G filing on February 8, 2022, which can be retrieved at www.sec.gov.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Handling conflicts of interest and related person transactions
If a director or officer has a material interest in a transaction or agreement involving Enbridge, or otherwise identifies a potential personal conflict, he or she must declare the conflict or potential conflict. A director who has a material interest, conflict or potential conflict must abstain from voting on the matter at any Board meeting where it is being discussed or considered.
This approach is consistent with the requirements of the CBCA. In addition, the Board would review related person transactions in conjunction with making director independence determinations. Completion of annual questionnaires by directors and officers of the Company assists in identifying possible related person transactions. Further, as stated above, pursuant to our Statement on Business Conduct, all officers and directors are required to avoid conflicts of interest and to disclose any actual or potential conflicts of interest. They must also annually certify their compliance with the Statement on Business Conduct. Disclosures of an actual or potential conflict of interest are reviewed by the Company’s Ethics & Compliance Department to ensure appropriate follow-up
and reporting. Any waiver from any part of the Statement on Business Conduct requires the approval of the CEO. For executive officers, senior financial officers and members of the Board, a waiver requires the express approval of Enbridge’s Board. Since the beginning of 2021, neither the CEO nor the Board has waived any aspect of the Statement on Business Conduct.
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
In 2021, there were no related person transactions that required approval or disclosure in this Amendment No. 1 on Form 10-K/A.
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
The Board has determined that 11 of our 12 director nominees, including the Chair of the Board, are independent. Mr. Monaco is not independent because he is our President & CEO. J. Herb England, who is retiring and not standing for re-election
as director at the Meeting, is also independent. With respect to former directors who served as directors during any part of 2021, Marcel R. Coutu, Gregory J. Goff and V. Maureen Kempston Darkes were also independent.
The Governance Committee is responsible for ensuring the Board functions independently of management. The Governance Committee has developed guidelines to ensure each director is aware of the expectations placed on them as a director. Key expectations include meeting attendance, financial literacy and ethical conduct.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
External auditor services—fees
The following table sets forth all services rendered by the Company’s auditors, PwC, by category, together with the corresponding fees billed by the auditors for each category of service for the financial years ended December 31, 2021 and 2020.

	2021 (C$)	2020 (C$)	Description of fee category

Audit fees	15,763,000	14,764,000	Represents the aggregate fees for audit services.

Audit-related fees	710,000	816,000	Represents the aggregate fees for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit fees”. During fiscal years 2021 and 2020, the services provided in this category include due diligence related to prospectus offerings and purchase price allocations.

Tax fees	1,774,000	1,417,000	Represents the aggregate fees for professional services rendered by the Company’s auditors for tax compliance, tax advice and tax planning.

All other fees	352,000	366,000	Represents the aggregate fees for products and services provided by the Company’s auditors other than those services reported under “Audit fees”, “Audit-related fees” and “Tax fees”. During fiscal years 2021 and 2020, these fees include those related to French translation work.

Total fees	18,599,000	17,363,000
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

ENBRIDGE INC.
(Registrant)

Date: March 7, 2022	By:	/s/ Vern D. Yu
Vern D. Yu
Executive Vice President and Chief Financial Officer
Enbridge Inc .