Form 10-Q
period 2022-03-31
ENBRIDGE INC
filed 2022-05-06
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,026,382,505 common shares outstanding as at April 29, 2022.

GLOSSARY

AOCI	Accumulated other comprehensive loss
ASU	Accounting Standards Update
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
Enbridge	Enbridge Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
L3R	Line 3 Replacement
LNG	Liquified natural gas
NGL	Natural gas liquids
OCI	Other comprehensive income/(loss)
OEB	Ontario Energy Board
OPEB	Other postretirement benefits
SEP	Spectra Energy Partners, LP
Texas Eastern	Texas Eastern Transmission, LP
the Partnerships	Spectra Energy Partners, LP (SEP) and Enbridge Energy Partners, L.P. (EEP)
US	United States of America
US$	Unites States dollars

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

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as ‘‘anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “likely”, “plan”, “project”, “target” and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; energy intensity and emissions reduction targets and related environmental, social and governance matters; expected supply of, demand for and prices of crude oil, natural gas, natural gas liquids (NGL), liquified natural gas (LNG) and renewable energy; energy transition; expected earnings before interest, income taxes and depreciation and amortization (EBITDA); expected earnings/(loss); expected future cash flows and distributable cash flow; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission and Midstream, Gas Distribution and Storage, Renewable Power Generation and Energy Services businesses; expected costs and benefits related to announced projects and projects under construction; expected in-service dates for announced projects and projects under construction and for maintenance; expected capital expenditures, expected equity funding requirements for our commercially secured growth program; expected future growth and expansion opportunities; expectations about our joint venture partners’ ability to complete and finance projects under construction; expected future actions of regulators and courts; and toll and rate cases discussions and filings, including those relating to Gas Transmission and Midstream and Gas Distribution and Storage.

Although we believe these forward-looking statements are reasonable based on the information available on the date such statements are made and processes used to prepare the information, such statements are not guarantees of future performance and readers are cautioned against placing undue reliance on forward-looking statements. By their nature, these statements involve a variety of assumptions, known and unknown risks and uncertainties and other factors, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Material assumptions include assumptions about the following: the COVID-19 pandemic and the duration and impact thereof; the expected supply of and demand for crude oil, natural gas, NGL and renewable energy; prices of crude oil, natural gas, NGL and renewable energy; energy transition; anticipated utilization of assets; exchange rates; inflation; interest rates; availability and price of labor and construction materials; operational reliability; customer and regulatory approvals; maintenance of support and regulatory approvals for our projects; anticipated in-service dates; weather; the timing and closing of acquisitions and dispositions; the realization of anticipated benefits and synergies of transactions; governmental legislation; litigation; estimated future dividends and impact of our dividend policy on our future cash flows; our credit ratings; capital project funding; hedging program; expected EBITDA; expected earnings/(loss); expected future cash flows; and expected distributable cash flow. Assumptions regarding the expected supply of and demand for crude oil, natural gas, NGL and renewable energy, and the prices of these commodities, are material to and underlie all forward-looking statements, as they may impact current and future levels of demand for our services. Similarly, exchange rates, inflation and interest rates and the COVID-19 pandemic impact the economies and business environments in which we operate and may impact levels of demand for our services and cost of inputs, and are therefore inherent in all forward-looking statements. Due to the interdependencies and correlation of these macroeconomic factors, the impact of any one assumption on a forward-looking statement cannot be determined with certainty, particularly with respect to expected EBITDA, expected earnings/(loss), expected future cash flows, expected distributable cash flow or estimated future dividends. The most relevant assumptions associated with forward-looking statements regarding announced projects and projects under construction, including estimated completion dates and expected capital expenditures, include the following: the availability and price of labor and construction materials; the effects of inflation and foreign exchange rates on labor and material costs; the effects of interest rates on borrowing costs; the impact of weather and customer, government, court and regulatory approvals on construction and in-service schedules and cost recovery regimes; and the COVID-19 pandemic and the duration and impact thereof.

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities, operating performance, legislative and regulatory parameters; litigation; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom; our dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; interest rates; commodity prices; political decisions; the supply of, demand for and prices of commodities; and the COVID-19 pandemic, including but not limited to those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and United States (US) securities regulators. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, Enbridge assumes no obligation to publicly update or revise any forward-looking statement made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

NON-GAAP AND OTHER FINANCIAL MEASURES
Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Quarterly Report on Form 10-Q makes reference to non-GAAP and other financial measures, including EBITDA. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. Management uses EBITDA to assess performance of Enbridge and to set targets. Management believes the presentation of EBITDA gives useful information to investors as it provides increased transparency and insight into the performance of Enbridge.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
	2022	2021
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	8,325	6,429
Gas distribution sales	2,098	1,540
Transportation and other services	4,674	4,168
Total operating revenues (Note 3)	15,097	12,137
Operating expenses
Commodity costs	8,291	6,198
Gas distribution costs	1,456	950
Operating and administrative	1,875	1,559
Depreciation and amortization	1,055	932
Total operating expenses	12,677	9,639
Operating income	2,420	2,498
Income from equity investments	491	395
Other income
Net foreign currency gain	369	152
Other	89	109
Interest expense	(719)	(657)
Earnings before income taxes	2,650	2,497
Income tax expense (Note 9)	(593)	(483)
Earnings	2,057	2,014
Earnings attributable to noncontrolling interests	(28)	(22)
Earnings attributable to controlling interests	2,029	1,992
Preference share dividends	(102)	(92)
Earnings attributable to common shareholders	1,927	1,900
Earnings per common share attributable to common shareholders (Note 5)	0.95	0.94
Diluted earnings per common share attributable to common shareholders (Note 5)	0.95	0.94
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2022	2021
(unaudited; millions of Canadian dollars)
Earnings	2,057	2,014
Other comprehensive income/(loss), net of tax
Change in unrealized gain on cash flow hedges	294	370
Change in unrealized gain on net investment hedges	133	93
Other comprehensive loss from equity investees	—	(22)
Excluded components of fair value hedges	(1)	(1)
Reclassification to earnings of loss on cash flow hedges	57	52
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(2)	5
Foreign currency translation adjustments	(708)	(796)
Other comprehensive loss, net of tax	(227)	(299)
Comprehensive income	1,830	1,715
Comprehensive (income)/loss attributable to noncontrolling interests	(13)	3
Comprehensive income attributable to controlling interests	1,817	1,718
Preference share dividends	(102)	(92)
Comprehensive income attributable to common shareholders	1,715	1,626
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended March 31,
	2022	2021
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning of period	7,747	7,747
Redemption of preference shares	(737)	—
Balance at end of period	7,010	7,747
Common shares
Balance at beginning of period	64,799	64,768
Shares issued on exercise of stock options	36	4
Share purchases at stated value	(30)	—
Other	(4)	—
Balance at end of period	64,801	64,772
Additional paid-in capital
Balance at beginning of period	365	277
Stock-based compensation	13	11
Options exercised	(34)	(3)
Change in reciprocal interest	—	39
Other	(28)	—
Balance at end of period	316	324
Deficit
Balance at beginning of period	(10,989)	(9,995)
Earnings attributable to controlling interests	2,029	1,992
Preference share dividends	(102)	(92)
Dividends paid to reciprocal shareholder	—	3
Share purchases in excess of stated value	(20)	—
Other	—	(1)
Balance at end of period	(9,082)	(8,093)
Accumulated other comprehensive loss (Note 7)
Balance at beginning of period	(1,096)	(1,401)
Other comprehensive loss attributable to common shareholders, net of tax	(212)	(274)
Balance at end of period	(1,308)	(1,675)
Reciprocal shareholding
Balance at beginning of period	—	(29)
Change in reciprocal interest	—	12
Balance at end of period	—	(17)
Total Enbridge Inc. shareholders’ equity	61,737	63,058
Noncontrolling interests
Balance at beginning of period	2,542	2,996
Earnings attributable to noncontrolling interests	28	22
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized gain/(loss) on cash flow hedges	2	(3)
Foreign currency translation adjustments	(17)	(22)
	(15)	(25)
Comprehensive income/(loss) attributable to noncontrolling interests	13	(3)
Distributions	(60)	(66)
Contributions	6	3
Other	35	—
Balance at end of period	2,536	2,930
Total equity	64,273	65,988
Dividends paid per common share	0.860	0.835
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2022	2021
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	2,057	2,014
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	1,055	932
Deferred income tax expense	423	369
Unrealized derivative fair value gain, net (Note 8)	(369)	(315)
Income from equity investments	(491)	(395)
Distributions from equity investments	394	388
(Gain)/loss on dispositions	2	(41)
Other	120	30
Changes in operating assets and liabilities	(252)	(418)
Net cash provided by operating activities	2,939	2,564
Investing activities
Capital expenditures	(1,048)	(2,059)
Long-term investments and restricted long-term investments	(314)	(61)
Distributions from equity investments in excess of cumulative earnings	97	61
Additions to intangible assets	(53)	(65)
Proceeds from disposition	—	122
Affiliate loans, net	—	44
Net cash used in investing activities	(1,318)	(1,958)
Financing activities
Net change in short-term borrowings	89	(27)
Net change in commercial paper and credit facility draws	(283)	1,727
Debenture and term note issues, net of issue costs	2,643	629
Debenture and term note repayments	(1,155)	(912)
Contributions from noncontrolling interests	6	3
Distributions to noncontrolling interests	(60)	(66)
Common shares issued	2	—
Common shares repurchased	(50)	—
Preference share dividends	(91)	(92)
Common share dividends	(1,742)	(1,691)
Redemption of preferred shares held by subsidiary	—	(115)
Redemption of preference shares	(750)	—
Other	(92)	(21)
Net cash used in financing activities	(1,483)	(565)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(4)	(7)
Net increase in cash and cash equivalents and restricted cash	134	34
Cash and cash equivalents and restricted cash at beginning of period	320	490
Cash and cash equivalents and restricted cash at end of period	454	524
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2022	December 31, 2021
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	413	286
Restricted cash	41	34
Accounts receivable and other	8,408	6,862
Accounts receivable from affiliates	220	107
Inventory	1,212	1,670
	10,294	8,959
Property, plant and equipment, net	99,346	100,067
Long-term investments	13,361	13,324
Restricted long-term investments	594	630
Deferred amounts and other assets	9,123	8,613
Intangible assets, net	3,895	4,008
Goodwill	32,503	32,775
Deferred income taxes	275	488
Total assets	169,391	168,864

Liabilities and equity
Current liabilities
Short-term borrowings	1,604	1,515
Accounts payable and other	8,512	9,767
Accounts payable to affiliates	112	90
Interest payable	605	693
Current portion of long-term debt	4,379	6,164
	15,212	18,229
Long-term debt	70,490	67,961
Other long-term liabilities	7,431	7,617
Deferred income taxes	11,985	11,689
	105,118	105,496
Contingencies (Note 11)
Equity
Share capital
Preference shares	7,010	7,747
Common shares (2,026 outstanding at March 31, 2022 and December 31, 2021)	64,801	64,799
Additional paid-in capital	316	365
Deficit	(9,082)	(10,989)
Accumulated other comprehensive loss (Note 7)	(1,308)	(1,096)
Total Enbridge Inc. shareholders' equity	61,737	60,826
Noncontrolling interests	2,536	2,542
	64,273	63,368
Total liabilities and equity	169,391	168,864
The accompanying notes are an integral part of these interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Enbridge Inc. ("we", "our", "us" and "Enbridge") have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Regulation S-X for interim consolidated financial information. They do not include all of the information and notes required by US GAAP for annual consolidated financial statements and should therefore be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2021. In the opinion of management, the interim consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim consolidated financial statements follow the same significant accounting policies as those included in our audited consolidated financial statements for the year ended December 31, 2021, except for the adoption of new standards (Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

Our operations and earnings for interim periods can be affected by seasonal fluctuations within the gas distribution utility businesses, as well as other factors such as supply of and demand for crude oil and natural gas, and may not be indicative of annual results.

Certain comparative figures in our interim consolidated financial statements have been reclassified to conform to the current year's presentation.

2. CHANGES IN ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING STANDARDS
Disclosures About Government Assistance
Effective January 1, 2022, we adopted Accounting Standards Update (ASU) 2021-10 on a prospective basis. The new standard was issued in November 2021 to increase the transparency of government assistance to business entities. The ASU adds new disclosure requirements for transactions with governments that are accounted for using a grant or contribution accounting model by analogy. The required disclosures include information about the nature of transactions, accounting policy applied, impacted financial statement line items and significant terms and conditions. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting for Certain Lessor Leases with Variable Lease Payments
Effective January 1, 2022, we adopted ASU 2021-05 on a prospective basis. The new standard was issued in July 2021 to amend lessor accounting for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or a direct financing lease. The ASU amends the classification requirements of such leases for lessors to result in an operating lease classification. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting for Modifications or Exchanges of Certain Equity-Classified Contracts
Effective January 1, 2022, we adopted ASU 2021-04 on a prospective basis. The new standard was issued in May 2021 to clarify issuer accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The ASU requires an issuer to determine the accounting for the modification or exchange based on the economic substance of the modification or exchange. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
Effective January 1, 2022, we adopted ASU 2020-06 on a modified retrospective basis. The new standard was issued in August 2020 to simplify accounting for certain financial instruments. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. The adoption of this ASU did not have a material impact on our consolidated financial statements.

3. REVENUE

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2022
(millions of Canadian dollars)
Transportation revenue	2,685	1,194	251	—	—	—	4,130
Storage and other revenue	51	84	47	—	—	—	182
Gas gathering and processing revenue	—	15	—	—	—	—	15
Gas distribution revenue	—	—	2,098	—	—	—	2,098
Electricity and transmission revenue	—	—	—	62	—	—	62
Total revenue from contracts with customers	2,736	1,293	2,396	62	—	—	6,487
Commodity sales	—	—	—	—	8,325	—	8,325
Other revenue[1,2]	178	7	4	94	2	—	285
Intersegment revenue	141	—	11	—	10	(162)	—
Total revenue	3,055	1,300	2,411	156	8,337	(162)	15,097

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2021
(millions of Canadian dollars)
Transportation revenue	2,329	1,121	216	—	—	—	3,666
Storage and other revenue	26	74	58	—	—	—	158
Gas gathering and processing revenue	—	7	—	—	—	—	7
Gas distribution revenue	—	—	1,534	—	—	—	1,534
Electricity and transmission revenue	—	—	—	26	—	—	26
Total revenue from contracts with customers	2,355	1,202	1,808	26	—	—	5,391
Commodity sales	—	—	—	—	6,429	—	6,429
Other revenue[1,2]	212	12	6	91	—	(4)	317
Intersegment revenue	132	—	9	—	4	(145)	—
Total revenue	2,699	1,214	1,823	117	6,433	(149)	12,137
1 Includes mark-to-market gains from our hedging program for the three months ended March 31, 2022 and 2021 of $94 million and $130 million, respectively.
2 Includes revenues from lease contracts for the three months ended March 31, 2022 and 2021 of $164 million and $159 million, respectively.

We disaggregate revenue into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at March 31, 2022	2,784	216	1,913
Balance as at December 31, 2021	2,369	213	1,898

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenue. Revenue recognized during the three months ended March 31, 2022 included in contract liabilities at the beginning of the period is $61 million. Increases in contract liabilities from cash received, net of amounts recognized as revenue during the three months ended March 31, 2022 were $97 million.

Performance Obligations
There was no material revenue recognized in the three months ended March 31, 2022 from performance obligations satisfied in previous periods.

Revenue to be Recognized from Unfulfilled Performance Obligations
Total revenue from performance obligations expected to be fulfilled in future periods is $58.3 billion, of which $5.5 billion and $6.1 billion are expected to be recognized during the remaining nine months ending December 31, 2022 and year ending December 31, 2023, respectively.

The revenues excluded from the amounts above based on optional exemptions available under Accounting Standards Codification (ASC) 606, as explained below, represent a significant portion of our overall revenues and revenues from contracts with customers. Certain revenues such as flow-through operating costs charged to shippers are recognized at the amount for which we have the right to invoice our customers and are excluded from the amounts for revenue to be recognized in the future from unfulfilled performance obligations above. Variable consideration is excluded from the amounts above due to the uncertainty of the associated consideration, which is generally resolved when actual volumes and prices are determined. For example, we consider interruptible transportation service revenues to be variable revenues since volumes cannot be estimated. Additionally, the effect of escalation on certain tolls which are contractually escalated for inflation has not been reflected in the amounts above as it is not possible to reliably estimate future inflation rates. Revenues for periods extending beyond the current rate settlement term for regulated contracts where the tolls are periodically reset by the regulator are excluded from the amounts above since future tolls remain unknown. Finally, revenues from contracts with customers which have an original expected duration of one year or less are excluded from the amounts above.

Variable Consideration
During the three months ended March 31, 2022, revenue for the Canadian Mainline has been recognized in accordance with the terms of the Competitive Tolling Settlement, which expired on June 30, 2021. The tolls in place on June 30, 2021 continue on an interim basis until a new commercial arrangement is implemented and are subject to finalization and adjustment applicable to the interim period, if any. Due to the uncertainty of adjustment to tolling pursuant to a Canada Energy Regulator decision and potential customer negotiations, interim toll revenue recognized during the three months ended March 31, 2022 is considered variable consideration.

Recognition and Measurement of Revenues

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended March 31, 2022
(millions of Canadian dollars)
Revenue from products transferred at a point in time	—	—	16	—	16
Revenue from products and services transferred over time[1]	2,736	1,293	2,380	62	6,471
Total revenue from contracts with customers	2,736	1,293	2,396	62	6,487

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended March 31, 2021
(millions of Canadian dollars)
Revenue from products transferred at a point in time	—	—	17	—	17
Revenue from products and services transferred over time[1]	2,355	1,202	1,791	26	5,374
Total revenue from contracts with customers	2,355	1,202	1,808	26	5,391
1     Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2022
(millions of Canadian dollars)
Operating revenues	3,055	1,300	2,411	156	8,337	(162)	15,097
Commodity and gas distribution costs	(11)	—	(1,468)	(4)	(8,427)	163	(9,747)
Operating and administrative	(947)	(530)	(299)	(48)	(14)	(37)	(1,875)
Income from equity investments	215	221	—	55	—	—	491
Other income	17	23	21	3	3	391	458
Earnings/(loss) before interest, income taxes, and depreciation and amortization	2,329	1,014	665	162	(101)	355	4,424
Depreciation and amortization							(1,055)
Interest expense							(719)
Income tax expense							(593)
Earnings							2,057
Capital expenditures[1]	545	229	266	6	—	12	1,058

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2021
(millions of Canadian dollars)
Operating revenues	2,699	1,214	1,823	117	6,433	(149)	12,137
Commodity and gas distribution costs	(3)	—	(958)	—	(6,353)	166	(7,148)
Operating and administrative	(819)	(434)	(272)	(43)	(14)	23	(1,559)
Income from equity investments	154	182	22	37	—	—	395
Other income/(expense)	8	11	19	45	(2)	180	261
Earnings before interest, income taxes, and depreciation and amortization	2,039	973	634	156	64	220	4,086
Depreciation and amortization							(932)
Interest expense							(657)
Income tax expense							(483)
Earnings							2,014
Capital expenditures[1]	1,195	482	219	5	—	12	1,913
1 Includes allowance for equity funds used during construction.

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

BASIC
Earnings per common share is calculated by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding. On December 30, 2021, we closed the sale of our minority ownership of Noverco Inc. (Noverco). For the three months ended March 31, 2021, the weighted average number of common shares outstanding was reduced by our pro-rata weighted average interest in our own common shares of approximately 3 million, resulting from our reciprocal investment in Noverco.

DILUTED
The treasury stock method is used to determine the dilutive impact of stock options. This method assumes any proceeds from the exercise of stock options would be used to purchase common shares at the average market price during the period.

Weighted average shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2022	2021
(number of shares in millions)
Weighted average shares outstanding	2,026	2,022
Effect of dilutive options	3	1
Diluted weighted average shares outstanding	2,029	2,023

For the three months ended March 31, 2022 and 2021, 12.9 million and 27.6 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $56.09 and $51.42, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On May 3, 2022, our Board of Directors declared the following quarterly dividends. All dividends are payable on June 1, 2022 to shareholders of record on May 13, 2022.

Dividend per share
Common Shares[1]	$0.86000
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.21340
Preference Shares, Series C2	$0.18400
Preference Shares, Series D	$0.27875
Preference Shares, Series F	$0.29306
Preference Shares, Series H	$0.27350
Preference Shares, Series J3	US$0.30540
Preference Shares, Series L	US$0.30993
Preference Shares, Series N	$0.31788
Preference Shares, Series P	$0.27369
Preference Shares, Series R	$0.25456
Preference Shares, Series 1	US$0.37182
Preference Shares, Series 3	$0.23356
Preference Shares, Series 5	US$0.33596
Preference Shares, Series 7	$0.27806
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11	$0.24613
Preference Shares, Series 13	$0.19019
Preference Shares, Series 15	$0.18644
Preference Shares, Series 19	$0.30625
1 The quarterly dividend per common share was increased 3% to $0.86 from $0.835, effective March 1, 2022.
2 The quarterly dividend per share paid on Series C was increased to $0.18400 from $0.15719 on March 1, 2022, due to reset on a quarterly basis following the date of issuance of the Series C Preference Shares.
3 On May 2, 2022, we notified holders of our outstanding Cumulative Redeemable Preference Shares, Series J (Series J Shares) (TSX: ENB.PR.U) of our intention to redeem all US$200 million outstanding Series J Shares on June 1, 2022.

6. DEBT

CREDIT FACILITIES
The following table provides details of our committed credit facilities as at March 31, 2022:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2022 - 2026	7,616	7,012	604
Enbridge (U.S.) Inc.	2023 - 2026	6,870	5,351	1,519
Enbridge Pipelines Inc.	2023	3,000	627	2,373
Enbridge Gas Inc.	2023	2,000	1,604	396
Total committed credit facilities		19,486	14,594	4,892

1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

On February 10, 2022, we renewed our three year $1.0 billion sustainability-linked credit facility, extending the maturity date out to July 2025.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $947 million was unutilized as at March 31, 2022. As at December 31, 2021, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $854 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to the commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2022 to 2026.

As at March 31, 2022 and December 31, 2021, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $12.4 billion and $11.3 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES
During the three months ended March 31, 2022, we completed the following long-term debt issuances totaling US$1.5 billion and $750 million:

Company	Issue Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	January 2022	5.00%	hybrid fixed-to-fixed subordinated notes due January 2082	$750
	February 2022	Floating rate senior notes due February 2024[1]		US$600
	February 2022	2.15%	senior notes due February 2024	US$400
	February 2022	2.50%	senior notes due February 2025	US$500
1Notes carry an interest rate set to equal Secured Overnight Financing Rate plus a margin of 63 basis points.

LONG-TERM DEBT REPAYMENTS
During the three months ended March 31, 2022, we completed the following long-term debt repayments totaling $200 million and US$750 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2022	Floating rate notes[1]		US$750
	February 2022	4.85%	medium-term notes	$200
1Notes carried an interest rate set to equal the three-month London Interbank Offered Rate plus a margin of 50 basis points.

SUBORDINATED TERM NOTES
As at March 31, 2022 and December 31, 2021, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $8.4 billion and $7.7 billion, respectively.

FAIR VALUE ADJUSTMENT
As at March 31, 2022 and December 31, 2021, the net fair value adjustments to total debt assumed in a historical acquisition were $646 million and $667 million, respectively. During the three months ended March 31, 2022 and 2021, amortization of the fair value adjustment recorded as a reduction to Interest expense in the Consolidated Statements of Earnings was $11 million and $12 million, respectively.

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at March 31, 2022, we were in compliance with all covenant provisions.

7. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss (AOCI) attributable to our common shareholders for the three months ended March 31, 2022 and 2021 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2022	(897)	—	(166)	56	(5)	(84)	(1,096)
Other comprehensive income/(loss) retained in AOCI	384	(1)	133	(691)	—	—	(175)
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	76	—	—	—	—	—	76
Commodity contracts[2]	—	—	—	—	—	—	—
Foreign exchange contracts[3]	(4)	—	—	—	—	—	(4)
Other contracts[4]	2	—	—	—	—	—	2
Amortization of pension and OPEB actuarial gain[5]	—	—	—	—	—	(3)	(3)
	458	(1)	133	(691)	—	(3)	(104)
Tax impact
Income tax on amounts retained in AOCI	(92)	—	—	—	—	—	(92)
Income tax on amounts reclassified to earnings	(17)	—	—	—	—	1	(16)
	(109)	—	—	—	—	1	(108)
Balance as at March 31, 2022	(548)	(1)	(33)	(635)	(5)	(86)	(1,308)

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2021	(1,326)	5	(215)	568	66	(499)	(1,401)
Other comprehensive income/(loss) retained in AOCI	493	(1)	105	(774)	(26)	—	(203)
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	63	—	—	—	—	—	63
Commodity contracts[2]	1	—	—	—	—	—	1
Foreign exchange contracts[3]	1	—	—	—	—	—	1
Amortization of pension and OPEB actuarial loss[5]	—	—	—	—	—	7	7
Other	17	—	—	(20)	3	—	—
	575	(1)	105	(794)	(23)	7	(131)
Tax impact
Income tax on amounts retained in AOCI	(120)	—	(12)	—	4	—	(128)
Income tax on amounts reclassified to earnings	(13)	—	—	—	—	(2)	(15)
	(133)	—	(12)	—	4	(2)	(143)
Balance as at March 31, 2021	(884)	4	(122)	(226)	47	(494)	(1,675)

1 Reported within Interest expense in the Consolidated Statements of Earnings.
2 Reported within Transportation and other services revenues, Commodity sales revenue, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.
3 Reported within Transportation and other services revenues and Net foreign currency gain in the Consolidated Statements of Earnings.
4 Reported within Operating and administrative expense in the Consolidated Statements of Earnings.
5 These components are included in the computation of net periodic benefit costs and are reported within Other income in the Consolidated Statements of Earnings.

8. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

We employ financial derivative instruments to hedge foreign currency denominated earnings exposure. A combination of qualifying cash flow, fair value and non-qualifying derivative instruments is used to hedge anticipated foreign currency denominated revenues and expenses, and to manage variability in cash flows. We hedge certain net investments in United States (US) dollar denominated investments and subsidiaries using US dollar denominated debt.

Interest Rate Risk
Our earnings and cash flows are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We monitor our debt portfolio mix of fixed and variable rate debt instruments to manage a consolidated portfolio of floating rate debt within the Board of Directors approved policy limit of a maximum of 30% of floating rate debt as a percentage of total debt outstanding. We primarily use qualifying derivative instruments to manage interest rate risk. Pay fixed-receive floating interest rate swaps may be used to hedge against the effect of future interest rate movements. We have implemented a program to mitigate the impact of short-term interest rate volatility on interest expense via execution of floating to fixed interest rate swaps with an average swap rate of 2.1%.

We are exposed to changes in the fair value of fixed rate debt that arise as a result of the changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in the fair value of fixed rate debt via execution of fixed to floating interest rate swaps. As at March 31, 2022, we do not have any pay floating-receive fixed interest rate swaps outstanding.

Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. We have established a program including some of our subsidiaries to mitigate our exposure to long-term interest rate variability on select forecast term debt issuances via execution of floating to fixed interest rate swaps with an average swap rate of 2.1%.

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

The following table summarizes the Consolidated Statements of Financial Position location and carrying value of our derivative instruments, as well as the maximum potential settlement amounts in the event of the specific circumstances described above. All amounts are presented gross in the Consolidated Statements of Financial Position.

March 31, 2022	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	342	342	(52)	290
Interest rate contracts	149	—	—	149	—	149
Commodity contracts	—	—	274	274	(186)	88
Other contracts	3	—	7	10	—	10
	152	—	623	775	(238)	537
Deferred amounts and other assets
Foreign exchange contracts	—	—	470	470	(142)	328
Interest rate contracts	283	—	—	283	—	283
Commodity contracts	—	—	56	56	(23)	33
Other contracts	3	—	2	5	—	5
	286	—	528	814	(165)	649
Accounts payable and other
Foreign exchange contracts	—	—	(187)	(187)	52	(135)
Interest rate contracts	(28)	—	(23)	(51)	—	(51)
Commodity contracts	(14)	—	(381)	(395)	186	(209)
	(42)	—	(591)	(633)	238	(395)
Other long-term liabilities
Foreign exchange contracts	—	(37)	(292)	(329)	142	(187)
Interest rate contracts	(4)	—	—	(4)	—	(4)
Commodity contracts	(13)	—	(96)	(109)	23	(86)
	(17)	(37)	(388)	(442)	165	(277)
Total net derivative assets/(liabilities)
Foreign exchange contracts	—	(37)	333	296	—	296
Interest rate contracts	400	—	(23)	377	—	377
Commodity contracts	(27)	—	(147)	(174)	—	(174)
Other contracts	6	—	9	15	—	15
	379	(37)	172	514	—	514

December 31, 2021	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	259	259	(41)	218
Interest rate contracts	64	—	—	64	—	64
Commodity contracts	—	—	204	204	(129)	75
Other contracts	—	—	2	2	—	2
	64	—	465	529	(170)	359
Deferred amounts and other assets
Foreign exchange contracts	—	—	240	240	(61)	179
Interest rate contracts	88	—	—	88	(1)	87
Commodity contracts	—	—	29	29	(13)	16
Other contracts	—	—	3	3	—	3
	88	—	272	360	(75)	285
Accounts payable and other
Foreign exchange contracts	(15)	(112)	(176)	(303)	41	(262)
Interest rate contracts	(150)	—	—	(150)	—	(150)
Commodity contracts	(14)	—	(250)	(264)	129	(135)
	(179)	(112)	(426)	(717)	170	(547)
Other long-term liabilities
Foreign exchange contracts	—	—	(423)	(423)	61	(362)
Interest rate contracts	(1)	—	(23)	(24)	1	(23)
Commodity contracts	(17)	—	(67)	(84)	13	(71)
	(18)	—	(513)	(531)	75	(456)
Total net derivative assets/(liabilities)
Foreign exchange contracts	(15)	(112)	(100)	(227)	—	(227)
Interest rate contracts	1	—	(23)	(22)	—	(22)
Commodity contracts	(31)	—	(84)	(115)	—	(115)
Other contracts	—	—	5	5	—	5
	(45)	(112)	(202)	(359)	—	(359)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments.

March 31, 2022	2022	2023	2024	2025	2026	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	848	—	1,000	500	—	—	2,348
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	7,544	5,794	4,544	3,372	2,772	492	24,518
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	21	29	30	30	28	32	170
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	95	92	91	86	85	343	792
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	52,500	—	—	—	—	—	52,500
Interest rate contracts - short-term debt pay fixed rate (millions of Canadian dollars)	536	796	128	30	26	64	1,580
Interest rate contracts - long-term debt pay fixed rate (millions of Canadian dollars)	2,549	2,587	1,687	562	—	—	7,385
Equity contracts (millions of Canadian dollars)	—	26	21	—	—	—	47
Commodity contracts - natural gas (billions of cubic feet)[1]	172	33	13	11	—	—	229
Commodity contracts - crude oil (millions of barrels)[1]	10	(1)	—	—	—	—	9
Commodity contracts - power (megawatt per hour) (MW/H)	(14)	(43)	(43)	(43)	—	—	(37)	[2]
1 Total is a net purchase/(sale) of underlying commodity.
2 Total is an average net purchase/(sale) of power.

Fair Value Derivatives
For foreign exchange derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative is included in Net foreign currency gain or Interest expense in the Consolidated Statements of Earnings. The offsetting loss or gain on the hedged item attributable to the hedged risk is included in Net foreign currency gain in the Consolidated Statements of Earnings. Any excluded components are included in the Consolidated Statements of Comprehensive Income.

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	76	(3)
Unrealized loss on hedged item	(87)	(4)
Realized loss on derivative	(75)	(39)
Realized gain on hedged item	85	45

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income
The following table presents the effect of cash flow hedges, fair value hedges and net investment hedges on our consolidated earnings and consolidated comprehensive income, before the effect of income taxes:

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Foreign exchange contracts	2	(20)
Interest rate contracts	377	497
Commodity contracts	4	(8)
Other contracts	3	3
Fair value hedges
Foreign exchange contracts	(1)	(1)
	385	471
Amount of loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	13	1
Interest rate contracts[2]	76	63
Commodity contracts	—	1
Other contracts[3]	2	—
	91	65
1    Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
2    Reported within Interest expense in the Consolidated Statements of Earnings.
3    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a gain of $3 million of AOCI related to unrealized cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is 45 months as at March 31, 2022.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Foreign exchange contracts[1]	433	236
Interest rate contracts[2]	—	2
Commodity contracts[3]	(68)	72
Other contracts[4]	4	5
Total unrealized derivative fair value gain/(loss), net	369	315
1    For the respective three months ended periods, reported within Transportation and other services revenues (2022 - $134 million gain; 2021 - $154 million gain) and Net foreign currency gain (2022 - $299 million gain; 2021 - $82 million gain) in the Consolidated Statements of Earnings.
2    Reported as an (increase)/decrease within Interest expense in the Consolidated Statements of Earnings.
3    For the respective three months ended periods, reported within Transportation and other services revenues (2022 - $16 million loss; 2021 - $3 million loss), Commodity sales (2022 - $16 million loss; 2021 - $171 million gain), Commodity costs (2022 - $37 million loss; 2021 - $100 million loss) and Operating and administrative expense (2022 - $1 million gain; 2021 - $4 million gain) in the Consolidated Statements of Earnings.
4    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. We also maintain current shelf prospectuses with securities regulators which enables ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We are in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at March 31, 2022. As a result, all credit facilities are available to us and the banks are obligated to fund and have been funding us under the terms of the facilities.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	March 31, 2022	December 31, 2021
(millions of Canadian dollars)
Canadian financial institutions	800	424
US financial institutions	210	130
European financial institutions	347	181
Asian financial institutions	66	30
Other[1]	161	122
	1,584	887

1    Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at March 31, 2022, we provided letters of credit totaling nil in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant International Swaps and Derivatives Association agreements. We held no cash collateral on derivative asset exposures as at March 31, 2022 and December 31, 2021.

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

FAIR VALUE MEASUREMENTS
Our financial assets and liabilities measured at fair value on a recurring basis include derivative and other financial instruments. We also disclose the fair value of other financial instruments not measured at fair value. The fair value of financial instruments reflects our best estimates of market value based on generally accepted valuation techniques or models and is supported by observable market prices and rates. When such values are not available, we use discounted cash flow analysis from applicable yield curves based on observable market inputs to estimate fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
We categorize our financial instruments measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.

Level 1
Level 1 includes financial instruments measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date. An active market for a financial instrument is considered to be a market where transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 instruments consist primarily of exchange-traded derivatives used to mitigate the risk of crude oil price fluctuations, as well as restricted long-term investments in Canadian equity securities that are held in trust in accordance with the Canada Energy Regulator's (CER) regulatory requirements under the Land Matters Consultation Initiative (LMCI).

Level 2
Level 2 includes financial instrument valuations determined using directly or indirectly observable inputs other than quoted prices included within Level 1. Financial instruments in this category are valued using models or other industry standard valuation techniques derived from observable market data. Such valuation techniques include inputs such as quoted forward prices, time value, volatility factors and broker quotes that can be observed or corroborated in the market for the entire duration of the financial instrument. Derivatives valued using Level 2 inputs include non-exchange traded derivatives such as over-the-counter foreign exchange forward and cross currency swap contracts, interest rate swaps, physical forward commodity contracts, as well as commodity swaps and options for which observable inputs can be obtained.

We have also categorized the fair value of our available-for-sale preferred share investment, long-term debt and restricted long-term investments in Canadian government bonds held in trust in accordance with the CER's regulatory requirements under the LMCI as Level 2. The fair value of our available-for-sale preferred share investment is based on the redemption value, which equals the face value plus accrued and unpaid interest periodically reset based on market interest rates. The fair value of our long-term debt is based on quoted market prices for instruments of similar yield, credit risk and tenor. When possible, the fair value of our restricted long-term investments is based on quoted market prices for similar instruments and, if not available, based on broker quotes.

Level 3
Level 3 includes derivative valuations based on inputs which are less observable, unavailable or where the observable data does not support a significant portion of the derivatives’ fair value. Generally, Level 3 derivatives are longer dated transactions, occur in less active markets, occur at locations where pricing information is not available or have no binding broker quote to support Level 2 classification. We have developed methodologies, benchmarked against industry standards, to determine fair value for these derivatives based on extrapolation of observable future prices and rates. Derivatives valued using Level 3 inputs primarily include long-dated derivative power, NGL and natural gas contracts, basis swaps, commodity swaps, and power and energy swaps, as well as physical forward commodity contracts. We do not have any other financial instruments categorized in Level 3.

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

We have categorized our derivative assets and liabilities measured at fair value as follows:

March 31, 2022	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	342	—	342
Interest rate contracts	—	149	—	149
Commodity contracts	36	172	66	274
Other contracts	—	10	—	10
	36	673	66	775
Long-term derivative assets
Foreign exchange contracts	—	470	—	470
Interest rate contracts	—	283	—	283
Commodity contracts	—	24	32	56
Other contracts	—	5	—	5
	—	782	32	814
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(187)	—	(187)
Interest rate contracts	—	(51)	—	(51)
Commodity contracts	(27)	(168)	(200)	(395)
	(27)	(406)	(200)	(633)
Long-term derivative liabilities
Foreign exchange contracts	—	(329)	—	(329)
Interest rate contracts	—	(4)	—	(4)
Commodity contracts	—	(31)	(78)	(109)
	—	(364)	(78)	(442)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	296	—	296
Interest rate contracts	—	377	—	377
Commodity contracts	9	(3)	(180)	(174)
Other contracts	—	15	—	15
	9	685	(180)	514

December 31, 2021	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	259	—	259
Interest rate contracts	—	64	—	64
Commodity contracts	38	71	95	204
Other contracts	—	2	—	2
	38	396	95	529
Long-term derivative assets
Foreign exchange contracts	—	240	—	240
Interest rate contracts	—	88	—	88
Commodity contracts	—	21	8	29
Other contracts	—	3	—	3
	—	352	8	360
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(303)	—	(303)
Interest rate contracts	—	(150)	—	(150)
Commodity contracts	(52)	(66)	(146)	(264)
	(52)	(519)	(146)	(717)
Long-term derivative liabilities
Foreign exchange contracts	—	(423)	—	(423)
Interest rate contracts	—	(24)	—	(24)
Commodity contracts	—	(19)	(65)	(84)
	—	(466)	(65)	(531)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(227)	—	(227)
Interest rate contracts	—	(22)	—	(22)
Commodity contracts	(14)	7	(108)	(115)
Other contracts	—	5	—	5
	(14)	(237)	(108)	(359)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

March 31, 2022	Fair Value	Unobservable Input	Minimum Price	Maximum Price	Weighted Average Price	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	5	Forward gas price	3.94	9.60	6.24	$/mmbtu[2]
Crude	(3)	Forward crude price	83.47	124.49	106.20	$/barrel
Power	(54)	Forward power price	22.33	121.08	77.14	$/MW/H
Commodity contracts - physical[1]
Natural gas	(97)	Forward gas price	3.48	15.02	6.23	$/mmbtu[2]
Crude	(31)	Forward crude price	97.55	139.67	118.41	$/barrel
	(180)
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

Changes in net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(108)	(191)
Total gain/(loss)
Included in earnings[1]	(52)	(72)
Included in OCI	4	(5)
Settlements	(24)	149
Level 3 net derivative liability at end of period	(180)	(119)
1    Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at March 31, 2022 or December 31, 2021.

NET INVESTMENT HEDGES
We currently have designated a portion of our US dollar denominated debt, as well as a portfolio of foreign exchange forward contracts in prior periods, as a hedge of our net investment in US dollar denominated investments and subsidiaries.

During the three months ended March 31, 2022 and 2021, we recognized an unrealized foreign exchange gain of $133 million and $105 million, respectively, on the translation of US dollar denominated debt. During the three months ended March 31, 2022 and 2021, we recognized nil on the change in fair value of our outstanding foreign exchange forward contracts in OCI and nil in OCI associated with the settlement of foreign exchange forward contracts or with the settlement of US dollar denominated debt that had matured during the period.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $52 million as at March 31, 2022 and December 31, 2021.

We have Restricted long-term investments held in trust totaling $213 million and $217 million as at March 31, 2022 and December 31, 2021, respectively, which are classified as Level 1 in the fair value hierarchy. We also have Restricted long-term investments held in trust totaling $381 million and $413 million as at March 31, 2022 and December 31, 2021, respectively, which are classified as Level 2 in the fair value hierarchy. Level 1 and Level 2 Restricted long-term investments are recognized at fair value. These securities are classified as restricted funds which are collected from customers and held in trust for the purpose of funding pipeline abandonment in accordance with regulatory requirements. There were unrealized holding losses of $60 million and $45 million for the three months ended March 31, 2022 and 2021, respectively.

As at March 31, 2022 and December 31, 2021, our long-term debt had a carrying value of $75.2 billion and $74.4 billion, respectively, before debt issuance costs and a fair value of $75.5 billion and $82.0 billion, respectively. We also have non-current notes receivable carried at book value and recorded in Deferred amounts and other assets in the Consolidated Statements of Financial Position. As at March 31, 2022 and December 31, 2021, the non-current notes receivable had a carrying value of $0.9 billion and $1.0 billion, respectively, which also approximates their fair value.

The fair value of financial assets and liabilities other than derivative instruments, long-term investments, restricted long-term investments, long-term debt and non-current notes receivable described above approximate their carrying value due to the short period to maturity.

9. INCOME TAXES

The effective income tax rates for the three months ended March 31, 2022 and 2021 were 22.4% and 19.3%, respectively. The period-over-period increase in the effective income tax rate is due to the effect of rate-regulated accounting for income taxes relative to earnings and an increase in US minimum tax.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Service cost	45	48
Interest cost[1]	41	32
Expected return on plan assets[1]	(98)	(84)
Amortization of actuarial (gain)/loss[1]	(1)	14
Net periodic benefit (credit)/cost	(13)	10
1 Reported within Other income in the Consolidated Statements of Earnings.

11. CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in Part I. Item 1. Financial Statements of this quarterly report on Form 10-Q and our consolidated financial statements and the accompanying notes included in Part II. Item 8. Financial Statements and Supplementary Data of our annual report on Form 10-K for the year ended December 31, 2021.

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

RECENT DEVELOPMENTS

ADVANCEMENT OF ALBERTA CARBON HUB

On March 31, 2022, the Government of Alberta announced that we have been awarded the right to pursue development of a carbon dioxide (CO2) sequestration hub west of Edmonton, Alberta. We are developing the Open Access Wabamun Carbon Hub (the Hub) to support near-term carbon capture projects being advanced by project partners Capital Power Corporation (Capital Power) and Lehigh Cement, a division of Lehigh Hanson Materials Limited (Lehigh Cement).

The Hub and associated carbon capture projects being advanced by Capital Power and Lehigh Cement represent an opportunity to avoid nearly 4 million tonnes of atmospheric CO2 emissions with phased in-service dates starting as early as 2025. Once built, the Hub will be among the largest integrated carbon capture and sequestration projects in the world and can be scaled to meet the needs of other nearby industrial emitters.

The Hub's carbon transportation and sequestration facilities will be co-developed and ultimately co-owned with local Indigenous partners, including the First Nations Capital Investment Partnership (comprised of Alexander First Nation, Alexis Nakota Sioux Nation, Enoch Cree Nation and Paul First Nation) and the Lac Ste. Anne Métis Community.

GAS TRANSMISSION AND MIDSTREAM RATE PROCEEDINGS

Texas Eastern Transmission
Texas Eastern Transmission, LP (Texas Eastern) filed two rate cases in the third quarter of 2021. These two rate proceedings have since been consolidated and settlement negotiations began during the first quarter of 2022. On March 24, 2022, the Federal Energy Regulatory Commission (FERC) closed the remaining directive and accepted Texas Eastern’s response, effectively upholding the charge crediting process as being in accordance with FERC policy.

Maritimes & Northeast (M&N) Pipeline
In December 2021, the Canada Energy Regulator (CER) approved interim rates for the Canadian portion of M&N Pipeline effective January 1, 2022, which were based on the negotiated 2022 rates in the 2022-2023 settlement agreement and unanimously supported by shippers. The 2022-2023 M&N Canada settlement agreement was approved by the CER in February 2022.

British Columbia (BC) Pipeline
The settlement agreement for our BC Pipeline system expired in December 2021. The CER has approved 2022 interim tolls for BC Pipeline effective January 1, 2022 and settlement agreement negotiations are ongoing, with an expected agreement to be reached in the second half of 2022.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

2022 Rate Application
In June 2021, Enbridge Gas Inc. (Enbridge Gas) filed Phase 1 of the application with the Ontario Energy Board (OEB) for the setting of rates for 2022 (the 2022 Application). The 2022 Application was filed in accordance with the parameters of Enbridge Gas' OEB approved Price Cap Incentive Regulation rate setting mechanism and represents the fourth year of a five-year term. In October 2021, the OEB approved a Phase 1 Settlement Proposal and Interim Rate Order effective January 1, 2022. In April 2022, the OEB issued its decision on Phase 2 of the 2022 Application filed in October 2021, addressing incremental capital module funding requirements, under which $127 million of Enbridge Gas' requested capital funding was approved. The capital funding approved will be incorporated into final rates, which will be made effective July 1, 2022. The current Phase 1 interim rates in effect from January through June 2022 are also expected to be made final at that time.

FINANCING UPDATE

On January 19, 2022, we closed a $750 million private placement of non-call 10-year fixed-to-fixed subordinated notes which mature on January 19, 2082. The net proceeds from the offering were used to redeem Preference Shares, Series 17 at par on March 1, 2022.

On February 17, 2022, we closed a three tranche offering of aggregate US$1.5 billion senior notes consisting of US$600 million two-year floating rate notes, US$400 million two-year notes and US$500 million three-year notes. Each tranche is payable semi-annually in arrears and matures on February 16, 2024, February 16, 2024 and February 14, 2025, respectively.

These financing activities, in combination with the financing activities executed in 2021, provide significant liquidity that we expect will enable us to fund our current portfolio of capital projects without requiring access to the capital markets for the next 12 months should market access be restricted or pricing be unattractive. Refer to Liquidity and Capital Resources.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	2,329	2,039
Gas Transmission and Midstream	1,014	973
Gas Distribution and Storage	665	634
Renewable Power Generation	162	156
Energy Services	(101)	64
Eliminations and Other	355	220
Earnings before interest, income taxes and depreciation and amortization[1]	4,424	4,086
Depreciation and amortization	(1,055)	(932)
Interest expense	(719)	(657)
Income tax expense	(593)	(483)
Earnings attributable to noncontrolling interests	(28)	(22)
Preference share dividends	(102)	(92)
Earnings attributable to common shareholders	1,927	1,900
Earnings per common share attributable to common shareholders	0.95	0.94
Diluted earnings per common share attributable to common shareholders	0.95	0.94
1Non-GAAP financial measures. Please refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended March 31, 2022, compared with the three months ended March 31, 2021

Earnings attributable to common shareholders were negatively impacted by $44 million due to certain unusual, infrequent or other non-operating factors, primarily explained by the following:
•a non-cash, unrealized derivative fair value gain of $433 million ($331 million after-tax) in 2022, compared with a gain of $279 million ($211 million after-tax) in 2021, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks; and
•$44 million ($33 million after-tax) impairment of lease assets due to office relocation plans; partially offset by
•a non-cash, unrealized loss of $21 million ($16 million after-tax) in 2022, compared with an unrealized gain of $139 million ($105 million after-tax) in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices.

The non-cash, unrealized derivative fair value gains and losses discussed above generally arise as a result of our comprehensive economic hedging program to mitigate foreign exchange and commodity price risks. This program creates volatility in reported short-term earnings through the recognition of unrealized non-cash gains and losses on financial derivative instruments used to hedge these risks. Over the long-term, we believe our hedging program supports the reliable cash flows and dividend growth upon which our investor value proposition is based.

After taking into consideration the factors above, the remaining $71 million increase in earnings attributable to common shareholders is primarily explained by the following significant business factors:
•higher throughput within our Liquids Pipeline segment driven by the continued recovery in demand from the impacts of the COVID-19 pandemic and incremental Line 3 replacement (L3R) capacity;
•increased earnings within our Liquids Pipeline segment from the implementation of the full L3R surcharge beginning in October 2021 and from new export assets acquired in October 2021;
•increased earnings from our Gas Transmission and Midstream segment primarily as a result of higher commodity prices benefiting our investments in DCP Midstream LLC, (DCP Midstream) and Aux Sable, as well as contributions from projects placed into service in November 2021; and
•increased earnings from our Gas Distribution and Storage segment due to colder weather experienced in our franchise areas when compared with the normal weather forecast embedded in rates; partially offset by
•higher interest expense primarily due to reduced capitalized interest associated with the United States (US) portion of the L3R Project placed into service in the fourth quarter of 2021, as well as higher average principal and higher interest rates.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	2,329	2,039
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended March 31, 2022, compared with the three months ended March 31, 2021

EBITDA was negatively impacted by $46 million due to non-operating factors, primarily explained by non-cash, unrealized gains of $122 million in 2022, compared with unrealized gains of $161 million in 2021, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

After taking into consideration the factors above, the remaining $336 million increase is primarily explained by the following significant business factors:
•higher Mainline System ex-Gretna average throughput of 3.0 million barrels per day (mmbpd) in 2022 as compared to 2.7 mmbpd in 2021 driven by higher demand and incremental L3R capacity that came into service October 2021;
•implementation of full L3R surcharge of US$0.93 per barrel beginning October 2021 compared to the Canadian L3R program US$0.20 per barrel;
•higher contributions from the Gulf Coast and Mid-Continent System due primarily to the acquisition of the Ingleside Energy Center, and related assets, in the fourth quarter of 2021; and higher contributions from our Bakken Pipeline System, Seaway Crude Pipeline System, Gray Oak Pipeline, and Flanagan South Pipeline on higher volumes to meet growing crude oil demand; partially offset by
•the recognition of a provision against the interim Mainline International Joint Tariff (IJT) for barrels shipped in 2022.

GAS TRANSMISSION AND MIDSTREAM

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	1,014	973
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended March 31, 2022, compared with the three months ended March 31, 2021

EBITDA was negatively impacted by $10 million due to certain non-operating factors, primarily explained by net non-cash equity investment losses relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investees, DCP Midstream and Aux Sable.

The remaining $51 million increase is primarily explained by the following significant business factors:
•higher commodity prices benefiting earnings from our investments in Aux Sable and DCP joint ventures;
•contributions from the T-South and Spruce Ridge expansion projects after service commenced in November 2021; and
•contributions from the Cameron Extension, Middlesex Extension and the Appalachia to Market projects placed into service in the fourth quarter of 2021; partially offset by
•lower U.S. Gas Transmission contributions on the timing of operating cost expenditures.

GAS DISTRIBUTION AND STORAGE

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	665	634

1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended March 31, 2022, compared with the three months ended March 31, 2021

EBITDA was positively impacted by $31 million primarily explained by the following significant business factors:
•when compared with the normal weather forecast embedded in rates, weather was colder in 2022 and warmer in 2021. Colder than normal weather in 2022 positively impacted 2022 EBITDA by approximately $27 million while warmer than normal weather in 2021 negatively impacted 2021 EBITDA by approximately $24 million; and
•higher distribution charges resulting from increases in rates and customer base; partially offset by
•the absence of earnings from Noverco Inc. (Noverco) due to the sale of our minority investment in Noverco in December 2021.

RENEWABLE POWER GENERATION

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	162	156
1 Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended March 31, 2022, compared with the three months ended March 31, 2021

EBITDA was positively impacted by $6 million primarily due to the following significant business factors:
•stronger wind resources at Canadian and European offshore wind facilities;
•higher energy pricing at the Rampion offshore wind facilities; and
•the absence in 2022 of the effects from the major winter storm in Texas during February 2021; partially offset by
•the absence in 2022 of a promote fee received in the first quarter of 2021 associated with the closing of the sale of 49% of our interest in three European offshore wind projects to Canada Pension Plan Investment Board (CPP Investments).

ENERGY SERVICES

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization[1]	(101)	64
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

EBITDA from Energy Services is dependent on market conditions and results achieved in one period may not be indicative of results to be achieved in future periods.

Three months ended March 31, 2022, compared with the three months ended March 31, 2021

EBITDA was negatively impacted by $169 million due to certain non-operating factors, primarily explained by a non-cash, unrealized loss of $21 million in 2022, compared with an unrealized gain of $139 million in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices.

After taking into consideration the factor above, the remaining $4 million increase is primarily explained by the following significant business factors:
•the absence in 2022 of adverse impacts from the major winter storm experienced across the US Midwest during February 2021; partially offset by
•a more pronounced market structure backwardation than in the same period of 2021 and significant compression of location differentials in certain markets.

ELIMINATIONS AND OTHER

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	355	220
1 Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Eliminations and Other includes operating and administrative costs and the impact of foreign exchange hedge settlements, which are not allocated to business segments. Eliminations and Other also includes the impact of new business development activities and corporate investments.

Three months ended March 31, 2022, compared with the three months ended March 31, 2021

EBITDA was positively impacted by $156 million due to certain non-operating factors, primarily explained by an unrealized gain of $309 million in 2022, compared with unrealized gains of $109 million in 2021, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk, partially offset by $44 million in 2022 resulting from the impairment of lease assets due to office relocation plans.

After taking into consideration the non-operating factors above, the remaining $21 million decrease is primarily explained by the timing of certain operating and administrative cost recoveries from the business units, partially offset by higher realized foreign exchange gains in 2022.

GROWTH PROJECTS – COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our significant commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
GAS TRANSMISSION AND MIDSTREAM
1.	Gulfstream Phase VI	50%	US$0.1 billion	US$0.1 billion	Under construction	3Q - 2022
2.	Vito Gas & Oil	100%	US$0.3 billion	US$0.2 billion	Under construction	4Q - 2022
3.	Texas Eastern Modernization	100%	US$0.4 billion	No significant expenditures to date	Pre-construction	2024 - 2025
4.	Appalachia to Market II	100%	US$0.1 billion	No significant expenditures to date	Pre-construction	2025
GAS DISTRIBUTION AND STORAGE
5.	Storage Enhancements	100%	$0.1 billion	No significant expenditures to date	Under construction	2H - 2022
6.	System Enhancement Projects	100%	$0.3 billion	No significant expenditures to date	Various stages	2022 - 2023
7.	Natural Gas Expansion Program[3]	100%	$0.1 billion	No significant expenditures to date	Pre-construction	2022 - 2027
8.	Panhandle Regional Expansion	100%	$0.3 billion	No significant expenditures to date	Pre-construction	2023 - 2024
RENEWABLE POWER GENERATION
9.	East-West Tie Line	25.0%	$0.2 billion	$0.2 billion	Complete	In service
10.	Solar Self-Power Projects	100%	US$0.2 billion	No significant expenditures to date	Under construction	2022 - 2023
11.	Saint-Nazaire France Offshore Wind Project[4]	25.5%	$0.9 billion	$0.5 billion	Under construction	Q4 - 2022
			(€0.6 billion)	(€0.4 billion)
12.	Provence Grand Large Floating Offshore Wind Project[5]	25%	$0.1 billion	No significant expenditures to date	Under construction[6]	2023
			(€0.1 billion)
13.	Fécamp Offshore Wind Project[7]	17.9%	$0.7 billion	$0.3 billion	Under construction	2023
			(€0.5 billion)	(€0.2 billion)
14.	Calvados Offshore Wind Project[7]	21.7%	$0.9 billion	$0.2 billion	Under construction	2024
			(€0.6 billion)	(€0.2 billion)
1 These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2 Expenditures to date and status of the project are determined as at March 31, 2022.
3 Represents Phase 2 of the Natural Gas Expansion Program and the estimated capital cost is presented net of the maximum funding assistance we expect to receive from the Government of Ontario. The expected in-service dates represent the expected completion dates of the leave to construct requirements.
4 Our equity contribution is $0.15 billion, with the remainder of the project financed through non-recourse project level debt.
5Our equity contribution is $0.05 billion, with the remainder of the project financed through non-recourse project level debt.
6Commenced onshore construction only.
7Our equity contribution is $0.1 billion, with the remainder of the project financed through non-recourse project level debt for each project.

A full description of each of our projects is provided in our annual report on Form 10-K for the year ended December 31, 2021. Significant updates that have occurred since the date of filing of our Form 10-K are discussed below.

GAS DISTRIBUTION AND STORAGE

•Panhandle Regional Expansion Project – Expansion of the Panhandle Transmission System, which supplies natural gas from the Dawn Hub to customers in Southern Ontario west of Dawn. The project is expected to receive a full cost-of-service regulated return upon OEB approval with target in-service dates of November 2023 and November 2024.

OTHER ANNOUNCED PROJECTS UNDER DEVELOPMENT

The following projects have been announced by us during the quarter, but have not yet met our criteria to be classified as commercially secured:

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

In the near term, we generally expect to utilize cash from operations together with commercial paper issuance and/or credit facility draws and the proceeds of capital market offerings to fund liabilities as they become due, finance capital expenditures, fund debt retirements, execute share repurchases under our normal course issuer bid (NCIB) and pay common and preference share dividends. We target to maintain sufficient liquidity through securement of committed credit facilities with a diversified group of banks and financial institutions to enable us to fund all anticipated requirements for approximately one year without accessing the capital markets.

We have signed capital obligation contracts for the purchase of services, pipe and other materials totaling approximately $1.4 billion which are expected to be paid over the next five years.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at March 31, 2022:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2022 - 2026	7,616	7,012	604
Enbridge (U.S.) Inc.	2023 - 2026	6,870	5,351	1,519
Enbridge Pipelines Inc.	2023	3,000	627	2,373
Enbridge Gas Inc.	2023	2,000	1,604	396
Total committed credit facilities		19,486	14,594	4,892

1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

On February 10, 2022, we renewed our three year $1.0 billion sustainability-linked credit facility, extending the maturity date out to July 2025.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $947 million was unutilized as at March 31, 2022. As at December 31, 2021, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $854 million was unutilized.

As at March 31, 2022, our net available liquidity totaled $5.3 billion (December 31, 2021 - $6.5 billion), consisting of available credit facilities of $4.9 billion (December 31, 2021 - $6.2 billion) and was inclusive of unrestricted cash and cash equivalents of $413 million (December 31, 2021 - $286 million) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at March 31, 2022, we were in compliance with all covenant provisions.

LONG-TERM DEBT ISSUANCES
During the three months ended March 31, 2022, we completed the following long-term debt issuances totaling US$1.5 billion and $750 million:

Company	Issue Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	January 2022	5.00%	hybrid fixed-to-fixed subordinated notes due January 2082	$750
	February 2022	Floating rate senior notes due February 2024[1]		US$600
	February 2022	2.15%	senior notes due February 2024	US$400
	February 2022	2.50%	senior notes due February 2025	US$500
1Notes carry an interest rate set to equal Secured Overnight Financing Rate plus a margin of 63 basis points.

LONG-TERM DEBT REPAYMENTS
During the three months ended March 31, 2022, we completed the following long-term debt repayments totaling $200 million and US$750 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2022	Floating rate notes[1]		US$750
	February 2022	4.85%	medium-term notes	$200
1Notes carried an interest rate set to equal the three-month London Interbank Offered Rate plus a margin of 50 basis points.

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

Excluding current maturities of long-term debt, we had a negative working capital position as at March 31, 2022. The major contributing factor to the negative working capital position was the ongoing funding of our growth capital program. To address this negative working capital position, we maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Three months ended March 31,
	2022	2021
(millions of Canadian dollars)
Operating activities	2,939	2,564
Investing activities	(1,318)	(1,958)
Financing activities	(1,483)	(565)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(4)	(7)
Net increase in cash and cash equivalents and restricted cash	134	34

Significant sources and uses of cash for the three months ended March 31, 2022 and 2021 are summarized below:

Operating Activities

Typically, the primary factors impacting cash flow from operating activities period-over-period include changes in our operating assets and liabilities in the normal course due to various factors, including the impact of fluctuations in commodity prices and activity levels on working capital within our business segments, the timing of tax payments, as well as timing of cash receipts and payments generally. Cash provided by operating activities is also impacted by changes in earnings and certain unusual, infrequent and other non-operating factors, as discussed under Results of Operations.

Investing Activities
Cash used in investing activities primarily relates to capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Factors impacting the decrease in cash used in investing activities period-over-period primarily include:
•lower capital expenditures due to the US L3R Program that was placed into service in the fourth quarter of 2021; partially offset by
•increased contributions made to our equity investment in MarEn Bakken Company LLC due to debt servicing requirements for the Bakken Pipeline System; and
•the absence of proceeds received from the sale of 49% of an entity that holds our 50% interest in Éolien Maritime France SAS to CPP Investments in the first quarter of 2021.

Financing Activities
Cash provided by and used in financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, share redemptions and common share repurchases under our NCIB. Cash flow from financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests. Factors impacting the increase in cash used in financing activities period-over-period primarily include:

•net commercial paper and credit facility repayments in 2022 when compared to net issuances during the same period in 2021, as well as higher long-term debt repayments made during the first quarter of 2022;
•the redemption of Preference Shares, Series 17 and the repurchase and cancellation of 950,024 common shares under our NCIB for approximately $50 million during the first quarter of 2022; and
•common share dividend payments increased period-over-period primarily due to the increase in our common share dividend rate.

The factors above were partially offset by:
•net issuances of short-term borrowings in 2022 when compared to net repayments during the same period in 2021, as well as higher long-term term debt issuances during the first quarter of 2022; and
•the redemption of Westcoast Energy Inc.'s preferred shares in the first quarter of 2021.

SUMMARIZED FINANCIAL INFORMATION

On January 22, 2019, Enbridge entered into supplemental indentures with its wholly-owned subsidiaries, Spectra Energy Partners, LP (SEP) and Enbridge Energy Partners, LP (EEP) (the Partnerships), pursuant to which Enbridge fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations of the Partnerships with respect to the outstanding series of notes issued under the respective indentures of the Partnerships. Concurrently, the Partnerships entered into a subsidiary guarantee agreement pursuant to which they fully and unconditionally guaranteed, on a senior unsecured basis, the outstanding series of senior notes of Enbridge. The Partnerships have also entered into supplemental indentures with Enbridge pursuant to which the Partnerships have issued full and unconditional guarantees, on a senior unsecured basis, of senior notes issued by Enbridge subsequent to January 22, 2019. As a result of the guarantees, holders of any of the outstanding guaranteed notes of the Partnerships (the Guaranteed Partnership Notes) are in the same position with respect to the net assets, income and cash flows of Enbridge as holders of Enbridge's outstanding guaranteed notes (the Guaranteed Enbridge Notes), and vice versa. Other than the Partnerships, Enbridge subsidiaries (including the subsidiaries of the Partnerships, collectively, the Subsidiary Non-Guarantors), are not parties to the subsidiary guarantee agreement and have not otherwise guaranteed any of Enbridge's outstanding series of senior notes.

Consenting SEP notes and EEP notes under Guarantee

SEP Notes[1]	EEP Notes[2]
4.750% Senior Notes due 2024	5.875% Notes due 2025
3.500% Senior Notes due 2025	5.950% Notes due 2033
3.375% Senior Notes due 2026	6.300% Notes due 2034
5.950% Senior Notes due 2043	7.500% Notes due 2038
4.500% Senior Notes due 2045	5.500% Notes due 2040
7.375% Notes due 2045
1As at March 31, 2022, the aggregate outstanding principal amount of SEP notes was approximately US$3.2 billion.
2As at March 31, 2022, the aggregate outstanding principal amount of EEP notes was approximately US$2.4 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
Floating Rate Senior Notes due 2023	3.190% Senior Notes due 2022
Floating Rate Senior Notes due 2024	3.940% Senior Notes due 2023
2.900% Senior Notes due 2022	3.940% Senior Notes due 2023
4.000% Senior Notes due 2023	3.950% Senior Notes due 2024
0.550% Senior Notes due 2023	2.440% Senior Notes due 2025
3.500% Senior Notes due 2024	3.200% Senior Notes due 2027
2.150% Senior Notes due 2024	6.100% Senior Notes due 2028
2.500% Senior Notes due 2025	2.990% Senior Notes due 2029
2.500% Senior Notes due 2025	7.220% Senior Notes due 2030
4.250% Senior Notes due 2026	7.200% Senior Notes due 2032
1.600% Senior Notes due 2026	3.100% Sustainability-Linked Senior Notes due 2033
3.700% Senior Notes due 2027	5.570% Senior Notes due 2035
3.125% Senior Notes due 2029	5.750% Senior Notes due 2039
2.500% Sustainability-Linked Senior Notes due 2033	5.120% Senior Notes due 2040
4.500% Senior Notes due 2044	4.240% Senior Notes due 2042
5.500% Senior Notes due 2046	4.570% Senior Notes due 2044
4.000% Senior Notes due 2049	4.870% Senior Notes due 2044
3.400% Senior Notes due 2051	4.100% Senior Notes due 2051
4.560% Senior Notes due 2064
1As at March 31, 2022, the aggregate outstanding principal amount of the Enbridge US dollar denominated notes was approximately US$11.7 billion.
2As at March 31, 2022, the aggregate outstanding principal amount of the Enbridge Canadian dollar denominated notes was approximately $9.0 billion.

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

Summarized Combined Statement of Earnings

Three months ended March 31, 2022
(millions of Canadian dollars)
Operating loss	(28)
Earnings	989
Earnings attributable to common shareholders	887

Summarized Combined Statements of Financial Position

	March 31, 2022	December 31, 2021
(millions of Canadian dollars)
Accounts receivable from affiliates	3,400	3,442
Short-term loans receivable from affiliates	4,645	4,947
Other current assets	631	605
Long-term loans receivable from affiliates	48,731	51,983
Other long-term assets	3,975	3,732
Accounts payable to affiliates	1,971	1,982
Short-term loans payable to affiliates	3,549	2,891
Other current liabilities	4,073	8,110
Long-term loans payable to affiliates	39,043	41,370
Other long-term liabilities	43,606	41,353
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

CHANGES IN ACCOUNTING POLICIES

Refer to Part I. Item 1. Financial Statements - Note 2. Changes in Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2021. We believe our exposure to market risk has not changed materially since then.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at March 31, 2022, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Minnesota Department of Natural Resources (DNR) issued an Administrative Penalty Order on September 16, 2021 due to an uncontrolled groundwater flow at Clearbrook. After implementing agency-approved remedial actions plans at Clearbrook and two other locations relating to L3R construction, all groundwater flows have been stopped. We continue the process of restoration, monitoring and mitigation for all three sites and are working on a comprehensive resolution with the DNR. In addition, in October 2021, the Minnesota Pollution Control Agency (MPCA) notified us that it was investigating certain matters relating to L3R construction. Each matter was redressed during construction. Additional information was provided to the MPCA in response. We continue to work towards a comprehensive resolution with the MPCA. Financial penalties are not expected to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2021, which could materially affect our financial condition or future results. There have been no material modifications to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
January 2022 (January 1 - January 31)	—	N/A	—	31,062,331
February 2022 (February 1 - February 28)	950,024	CAD$52.65 (TSX)/ US$41.29 (NYSE)	950,024	30,112,307
March 2022 (March 1 - March 31)	—	N/A	—	30,112,307
1 On December 31, 2021, the Toronto Stock Exchange (TSX) approved our NCIB to purchase, for cancellation, up to 31,062,331 of the outstanding common shares of Enbridge to an aggregate amount of up to $1.5 billion, subject to certain restrictions on the number of common shares that may be purchased on a single day. Purchases under the NCIB may be made through the facilities of the TSX, the New York Stock Exchange (NYSE) and other designated exchanges and alternative trading systems. Our NCIB commenced on January 5, 2022, and continues until January 4, 2023, when it expires, or such earlier date on which we have either acquired the maximum number of common shares allowable or otherwise decide not to make further repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We issued a press release on May 4, 2022 announcing the election of two new Directors to our Board, which is attached hereto as Exhibit 99.2.

Jason B. Few and Steven W. Williams were each elected as Directors on our Board on a vote by ballot during the regular business proceedings at Enbridge’s Annual Meeting of Shareholders held on May 4 2022, to serve until the next Annual Meeting of Shareholders of Enbridge in 2023. The Board, on recommendation of its Governance Committee, appointed Mr. Few to the Sustainability Committee and the Safety & Reliability Committee and appointed Mr. Williams to the Audit, Finance & Risk Committee and the Safety & Reliability Committee, all effective May 4, 2022.

In accordance with our standard compensatory arrangement for non-employee directors, Mr. Few and Mr. Williams will each receive a US$285,000 annual retainer, in a combination of cash, Enbridge shares and deferred share units. We have entered into our standard form of indemnification agreement with each of Mr. Few and Mr. Williams.

ITEM 6. EXHIBITS
Each exhibit identified below is included as a part of this quarterly report. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description
3.1	Certificate and Articles of Amendment, dated January 17, 2022 (incorporated by reference to Exhibit 3.1 to Enbridge’s Current Report on Form 8-K filed January 20, 2022)
22.1*	Subsidiary Guarantors
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Press Release of Enbridge Inc. dated May 4, 2022.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	May 6, 2022	By:	/s/ Al Monaco
Al Monaco President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Vern D. Yu
Vern D. Yu Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)