Form 10-Q
period 2022-06-30
ENBRIDGE INC
filed 2022-07-29
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,024,789,365 common shares outstanding as at July 22, 2022.

GLOSSARY

AOCI	Accumulated other comprehensive income/(loss)
ASU	Accounting Standards Update
Aux Sable	Aux Sable Canada LP, Aux Sable Liquid Products L.P. and Aux Sable Midstream LLC
CPP Investments	Canada Pension Plan Investment Board
DCP Midstream	DCP Midstream, LLC
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EMF	Éolien Maritime France SAS
Enbridge	Enbridge Inc.
Enbridge Gas	Enbridge Gas Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
Guaranteed Enbridge Notes	Guaranteed notes of Enbridge
L3R	Line 3 Replacement
LNG	Liquified natural gas
NCIB	Normal course issuer bid
NGL	Natural gas liquids
Noverco	Noverco Inc.
OCI	Other comprehensive income/(loss)
OEB	Ontario Energy Board
OPEB	Other postretirement benefits
SEP	Spectra Energy Partners, LP
Texas Eastern	Texas Eastern Transmission, LP
the Partnerships	Spectra Energy Partners, LP (SEP) and Enbridge Energy Partners, L.P. (EEP)
US	United States of America
US$	United States dollars

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

Although we believe these forward-looking statements are reasonable based on the information available on the date such statements are made and processes used to prepare the information, such statements are not guarantees of future performance and readers are cautioned against placing undue reliance on forward-looking statements. By their nature, these statements involve a variety of assumptions, known and unknown risks and uncertainties and other factors, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Material assumptions include assumptions about the following: the COVID-19 pandemic and the duration and impact thereof; the expected supply of and demand for crude oil, natural gas, NGL and renewable energy; prices of crude oil, natural gas, NGL and renewable energy; energy transition; anticipated utilization of assets; exchange rates; inflation; interest rates; availability and price of labor and construction materials; operational reliability; customer and regulatory approvals; maintenance of support and regulatory approvals for our projects; anticipated in-service dates; weather; the timing and closing of acquisitions and dispositions; the realization of anticipated benefits and synergies of transactions; governmental legislation; litigation; estimated future dividends and impact of our dividend policy on our future cash flows; our credit ratings; capital project funding; hedging program; expected EBITDA; expected earnings/(loss); expected future cash flows; and expected distributable cash flow. Assumptions regarding the expected supply of and demand for crude oil, natural gas, NGL and renewable energy, and the prices of these commodities, are material to and underlie all forward-looking statements, as they may impact current and future levels of demand for our services. Similarly, exchange rates, inflation and interest rates and the COVID-19 pandemic impact the economies and business environments in which we operate and may impact levels of demand for our services and cost of inputs, and are therefore inherent in all forward-looking statements. Due to the interdependencies and correlation of these macroeconomic factors, the impact of any one assumption on a forward-looking statement cannot be determined with certainty, particularly with respect to expected EBITDA, expected earnings/(loss), expected future cash flows, expected distributable cash flow or estimated future dividends. The most relevant assumptions associated with forward-looking statements regarding announced projects and projects under construction, including estimated completion dates and expected capital expenditures, include the following: the availability and price of labor and construction materials; the stability of our supply chain; the effects of inflation and foreign exchange rates on labor and material costs; the effects of interest rates on borrowing costs; the impact of weather and customer, government, court and regulatory approvals on construction and in-service schedules and cost recovery regimes; and the COVID-19 pandemic and the duration and impact thereof.

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

The non-GAAP and other financial measures are not measures that have a standardized meaning prescribed by generally accepted accounting principles in the United States of America (US GAAP) and are not US GAAP measures. Therefore, these measures may not be comparable with similar measures presented by other issuers. A reconciliation of historical non-GAAP and other financial measures to the most directly comparable GAAP measures is set out in this MD&A and is available on our website. Additional information on non-GAAP and other financial measures may be found on our website, www.sedar.com or www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	8,108	6,334	16,433	12,763
Gas distribution sales	905	737	3,003	2,277
Transportation and other services	4,202	3,877	8,876	8,045
Total operating revenues (Note 3)	13,215	10,948	28,312	23,085
Operating expenses
Commodity costs	8,181	6,430	16,472	12,628
Gas distribution costs	456	289	1,912	1,239
Operating and administrative	1,994	1,484	3,869	3,043
Depreciation and amortization	1,064	929	2,119	1,861
Total operating expenses	11,695	9,132	24,372	18,771
Operating income	1,520	1,816	3,940	4,314
Income from equity investments	510	352	1,001	747
Other income/(expense)
Net foreign currency gain/(loss)	(581)	159	(212)	311
Other	82	82	171	191
Interest expense	(791)	(618)	(1,510)	(1,275)
Earnings before income taxes	740	1,791	3,390	4,288
Income tax expense (Note 9)	(133)	(270)	(726)	(753)
Earnings	607	1,521	2,664	3,535
Earnings attributable to noncontrolling interests	(12)	(37)	(40)	(59)
Earnings attributable to controlling interests	595	1,484	2,624	3,476
Preference share dividends	(145)	(90)	(247)	(182)
Earnings attributable to common shareholders	450	1,394	2,377	3,294
Earnings per common share attributable to common shareholders (Note 5)	0.22	0.69	1.17	1.63
Diluted earnings per common share attributable to common shareholders (Note 5)	0.22	0.69	1.17	1.63
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(unaudited; millions of Canadian dollars)
Earnings	607	1,521	2,664	3,535
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	352	(157)	646	213
Change in unrealized gain/(loss) on net investment hedges	(386)	129	(253)	222
Other comprehensive income from equity investees	—	24	—	2
Excluded components of fair value hedges	(4)	(1)	(5)	(2)
Reclassification to earnings of loss on cash flow hedges	52	61	109	113
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(3)	6	(5)	11
Foreign currency translation adjustments	1,881	(835)	1,173	(1,631)
Other comprehensive income/(loss), net of tax	1,892	(773)	1,665	(1,072)
Comprehensive income	2,499	748	4,329	2,463
Comprehensive income attributable to noncontrolling interests	(58)	(9)	(71)	(6)
Comprehensive income attributable to controlling interests	2,441	739	4,258	2,457
Preference share dividends	(145)	(90)	(247)	(182)
Comprehensive income attributable to common shareholders	2,296	649	4,011	2,275
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning of period	7,010	7,747	7,747	7,747
Redemption of preference shares	(192)	—	(929)	—
Balance at end of period	6,818	7,747	6,818	7,747
Common shares
Balance at beginning of period	64,801	64,772	64,799	64,768
Shares issued on exercise of stock options	12	8	48	12
Share purchases at stated value	(58)	—	(88)	—
Other	—	—	(4)	—
Balance at end of period	64,755	64,780	64,755	64,780
Additional paid-in capital
Balance at beginning of period	316	324	365	277
Stock-based compensation	5	5	18	16
Options exercised	(11)	(5)	(45)	(8)
Change in reciprocal interest	—	—	—	39
Other	(5)	—	(33)	—
Balance at end of period	305	324	305	324
Deficit
Balance at beginning of period	(9,082)	(8,093)	(10,989)	(9,995)
Earnings attributable to controlling interests	595	1,484	2,624	3,476
Preference share dividends	(145)	(90)	(247)	(182)
Common share dividends declared	(1,743)	(1,692)	(1,743)	(1,692)
Dividends paid to reciprocal shareholder	—	2	—	5
Share purchases in excess of stated value	(43)	—	(63)	—
Other	—	1	—	—
Balance at end of period	(10,418)	(8,388)	(10,418)	(8,388)
Accumulated other comprehensive income/(loss) (Note 7)
Balance at beginning of period	(1,308)	(1,675)	(1,096)	(1,401)
Other comprehensive income/(loss) attributable to common shareholders, net of tax	1,846	(745)	1,634	(1,019)
Balance at end of period	538	(2,420)	538	(2,420)
Reciprocal shareholding
Balance at beginning of period	—	(17)	—	(29)
Change in reciprocal interest	—	—	—	12
Balance at end of period	—	(17)	—	(17)
Total Enbridge Inc. shareholders’ equity	61,998	62,026	61,998	62,026
Noncontrolling interests
Balance at beginning of period	2,536	2,930	2,542	2,996
Earnings attributable to noncontrolling interests	12	37	40	59
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized loss on cash flow hedges	(8)	(3)	(6)	(6)
Foreign currency translation adjustments	54	(25)	37	(47)
	46	(28)	31	(53)
Comprehensive income attributable to noncontrolling interests	58	9	71	6
Distributions	(67)	(77)	(127)	(143)
Contributions	2	6	8	9
Other	10	2	45	2
Balance at end of period	2,539	2,870	2,539	2,870
Total equity	64,537	64,896	64,537	64,896
Dividends paid per common share	0.860	0.835	1.720	1.670
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2022	2021
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	2,664	3,535
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	2,119	1,861
Deferred income tax expense	469	647
Unrealized derivative fair value (gain)/loss, net (Note 8)	415	(448)
Income from equity investments	(1,001)	(747)
Distributions from equity investments	878	737
Gain on disposition	—	(41)
Other	67	(128)
Changes in operating assets and liabilities	(138)	(363)
Net cash provided by operating activities	5,473	5,053
Investing activities
Capital expenditures	(2,002)	(3,725)
Long-term investments and restricted long-term investments	(388)	(155)
Distributions from equity investments in excess of cumulative earnings	296	246
Additions to intangible assets	(91)	(118)
Proceeds from disposition	—	122
Affiliate loans, net	65	29
Net cash used in investing activities	(2,120)	(3,601)
Financing activities
Net change in short-term borrowings	105	289
Net change in commercial paper and credit facility draws	1,031	739
Debenture and term note issues, net of issue costs	2,642	3,247
Debenture and term note repayments	(1,333)	(1,888)
Contributions from noncontrolling interests	8	9
Distributions to noncontrolling interests	(127)	(143)
Common shares issued	3	3
Common shares repurchased	(151)	—
Preference share dividends	(173)	(182)
Common share dividends	(3,485)	(3,382)
Redemption of preferred shares held by subsidiary	—	(115)
Redemption of preference shares	(1,003)	—
Other	(122)	(40)
Net cash used in financing activities	(2,605)	(1,463)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	20	(20)
Net change in cash and cash equivalents and restricted cash	768	(31)
Cash and cash equivalents and restricted cash at beginning of period	320	490
Cash and cash equivalents and restricted cash at end of period	1,088	459
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2022	December 31, 2021
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	1,045	286
Restricted cash	43	34
Accounts receivable and other	7,545	6,862
Accounts receivable from affiliates	248	107
Inventory	1,546	1,670
	10,427	8,959
Property, plant and equipment, net	101,290	100,067
Long-term investments	13,687	13,324
Restricted long-term investments	543	630
Deferred amounts and other assets	9,360	8,613
Intangible assets, net	3,916	4,008
Goodwill	33,277	32,775
Deferred income taxes	316	488
Total assets	172,816	168,864

Liabilities and equity
Current liabilities
Short-term borrowings	1,620	1,515
Accounts payable and other	8,206	9,767
Accounts payable to affiliates	257	90
Interest payable	704	693
Current portion of long-term debt	7,188	6,164
	17,975	18,229
Long-term debt	70,005	67,961
Other long-term liabilities	7,799	7,617
Deferred income taxes	12,500	11,689
	108,279	105,496
Contingencies (Note 11)
Equity
Share capital
Preference shares	6,818	7,747
Common shares (2,025 and 2,026 outstanding at June 30, 2022 and December 31, 2021)	64,755	64,799
Additional paid-in capital	305	365
Deficit	(10,418)	(10,989)
Accumulated other comprehensive income/(loss) (Note 7)	538	(1,096)
Total Enbridge Inc. shareholders' equity	61,998	60,826
Noncontrolling interests	2,539	2,542
	64,537	63,368
Total liabilities and equity	172,816	168,864
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

3. REVENUE

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2022
(millions of Canadian dollars)
Transportation revenue	2,565	1,200	157	—	—	—	3,922
Storage and other revenue	64	83	99	—	—	—	246
Gas gathering and processing revenue	—	6	—	—	—	—	6
Gas distribution revenue	—	—	919	—	—	—	919
Electricity and transmission revenue	—	—	—	81	—	—	81
Total revenue from contracts with customers	2,629	1,289	1,175	81	—	—	5,174
Commodity sales	—	—	—	—	8,108	—	8,108
Other revenue[1,2]	(145)	11	(37)	74	30	—	(67)
Intersegment revenue	154	1	—	—	—	(155)	—
Total revenue	2,638	1,301	1,138	155	8,138	(155)	13,215

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2021
(millions of Canadian dollars)
Transportation revenue	2,157	1,046	150	—	—	—	3,353
Storage and other revenue	37	63	51	—	—	—	151
Gas gathering and processing revenue	—	10	—	—	—	—	10
Gas distribution revenue	—	—	725	—	—	—	725
Electricity and transmission revenue	—	—	—	55	—	—	55
Total revenue from contracts with customers	2,194	1,119	926	55	—	—	4,294
Commodity sales	—	—	—	—	6,334	—	6,334
Other revenue[1,2]	215	9	12	77	1	6	320
Intersegment revenue	138	—	15	—	10	(163)	—
Total revenue	2,547	1,128	953	132	6,345	(157)	10,948

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2022
(millions of Canadian dollars)
Transportation revenue	5,250	2,394	408	—	—	—	8,052
Storage and other revenue	115	167	146	—	—	—	428
Gas gathering and processing revenue	—	21	—	—	—	—	21
Gas distribution revenue	—	—	3,017	—	—	—	3,017
Electricity and transmission revenue	—	—	—	143	—	—	143
Total revenue from contracts with customers	5,365	2,582	3,571	143	—	—	11,661
Commodity sales	—	—	—	—	16,433	—	16,433
Other revenue[1,2]	33	18	(33)	168	32	—	218
Intersegment revenue	295	1	11	—	10	(317)	—
Total revenue	5,693	2,601	3,549	311	16,475	(317)	28,312

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2021
(millions of Canadian dollars)
Transportation revenue	4,486	2,167	366	—	—	—	7,019
Storage and other revenue	63	137	109	—	—	—	309
Gas gathering and processing revenue	—	17	—	—	—	—	17
Gas distribution revenue	—	—	2,259	—	—	—	2,259
Electricity and transmission revenue	—	—	—	81	—	—	81
Total revenue from contracts with customers	4,549	2,321	2,734	81	—	—	9,685
Commodity sales	—	—	—	—	12,763	—	12,763
Other revenue[1,2]	427	21	18	168	1	2	637
Intersegment revenue	270	—	24	—	14	(308)	—
Total revenue	5,246	2,342	2,776	249	12,778	(306)	23,085
1 Includes mark-to-market gains/(losses) from our hedging program for the three months ended June 30, 2022 and 2021 of $198 million loss and $131 million gain, respectively. For the six months ended June 30, 2022 and 2021, Other revenue includes a $104 million mark-to-market loss and a $261 million mark-to-market gain, respectively.
2 Includes revenues from lease contracts for the three months ended June 30, 2022 and 2021 of $143 million and $143 million, respectively, and for the six months ended June 30, 2022 and 2021 of $307 million and $302 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at June 30, 2022	2,256	223	2,043
Balance as at December 31, 2021	2,369	213	1,898

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three and six months ended June 30, 2022 included in contract liabilities at the beginning of the period is $21 million and $82 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three and six months ended June 30, 2022 were $131 million and $228 million, respectively.

Performance Obligations
There were no material revenues recognized in the three and six months ended June 30, 2022 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations
Total revenues from performance obligations expected to be fulfilled in future periods are $58.3 billion, of which $3.7 billion and $6.3 billion are expected to be recognized during the remaining six months ending December 31, 2022 and the year ending December 31, 2023, respectively.

The revenues excluded from the amounts above based on optional exemptions available under Accounting Standards Codification 606, as explained below, represent a significant portion of our overall revenues and revenues from contracts with customers. Certain revenues such as flow-through operating costs charged to shippers are recognized at the amount for which we have the right to invoice our customers and are excluded from the amounts for revenues to be recognized in the future from unfulfilled performance obligations above. Variable consideration is excluded from the amounts above due to the uncertainty of the associated consideration, which is generally resolved when actual volumes and prices are determined. For example, we consider interruptible transportation service revenues to be variable revenues since volumes cannot be estimated. Additionally, the effect of escalation on certain tolls which are contractually escalated for inflation has not been reflected in the amounts above as it is not possible to reliably estimate future inflation rates. Revenues for periods extending beyond the current rate settlement term for regulated contracts where the tolls are periodically reset by the regulator are excluded from the amounts above since future tolls remain unknown. Finally, revenues from contracts with customers which have an original expected duration of one year or less are excluded from the amounts above.

Variable Consideration
During the three and six months ended June 30, 2022, revenue for the Canadian Mainline has been recognized in accordance with the terms of the Competitive Tolling Settlement, which expired on June 30, 2021. The tolls in place on June 30, 2021 continue on an interim basis until a new commercial arrangement is implemented and are subject to finalization and adjustment applicable to the interim period, if any. Due to the uncertainty of adjustment to tolling pursuant to a Canada Energy Regulator (CER) decision and potential customer negotiations, interim toll revenue recognized during the three and six months ended June 30, 2022 is considered variable consideration.

Recognition and Measurement of Revenues

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended June 30, 2022
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	20	—	20
Revenues from products and services transferred over time[1]	2,629	1,289	1,155	81	5,154
Total revenue from contracts with customers	2,629	1,289	1,175	81	5,174

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended June 30, 2021
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	17	—	17
Revenues from products and services transferred over time[1]	2,194	1,119	909	55	4,277
Total revenue from contracts with customers	2,194	1,119	926	55	4,294

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Six months ended June 30, 2022
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	36	—	36
Revenues from products and services transferred over time[1]	5,365	2,582	3,535	143	11,625
Total revenue from contracts with customers	5,365	2,582	3,571	143	11,661

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Six months ended June 30, 2021
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	34	—	34
Revenues from products and services transferred over time[1]	4,549	2,321	2,700	81	9,651
Total revenue from contracts with customers	4,549	2,321	2,734	81	9,685
1     Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2022
(millions of Canadian dollars)
Operating revenues	2,638	1,301	1,138	155	8,138	(155)	13,215
Commodity and gas distribution costs	(16)	—	(463)	(4)	(8,305)	151	(8,637)
Operating and administrative	(976)	(545)	(281)	(53)	(11)	(128)	(1,994)
Income/(loss) from equity investments	153	335	1	23	—	(2)	510
Other income/(expense)	19	28	22	1	1	(570)	(499)
Earnings/(loss) before interest, income taxes, and depreciation and amortization	1,818	1,119	417	122	(177)	(704)	2,595
Depreciation and amortization							(1,064)
Interest expense							(791)
Income tax expense							(133)
Earnings							607
Capital expenditures[1]	273	333	334	11	—	12	963

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended June 30, 2021
(millions of Canadian dollars)
Operating revenues	2,547	1,128	953	132	6,345	(157)	10,948
Commodity and gas distribution costs	(7)	—	(299)	—	(6,567)	154	(6,719)
Operating and administrative	(673)	(424)	(242)	(37)	(9)	(99)	(1,484)
Income from equity investments	180	132	27	13	—	—	352
Other income/(expense)	(3)	32	19	7	(8)	194	241
Earnings/(loss) before interest, income taxes, and depreciation and amortization	2,044	868	458	115	(239)	92	3,338
Depreciation and amortization							(929)
Interest expense							(618)
Income tax expense							(270)
Earnings							1,521
Capital expenditures[1]	567	547	300	2	—	9	1,425

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2022
(millions of Canadian dollars)
Operating revenues	5,693	2,601	3,549	311	16,475	(317)	28,312
Commodity and gas distribution costs	(27)	—	(1,931)	(8)	(16,732)	314	(18,384)
Operating and administrative	(1,923)	(1,075)	(580)	(101)	(25)	(165)	(3,869)
Income/(loss) from equity investments	368	556	1	78	—	(2)	1,001
Other income/(expense)	36	51	43	4	4	(179)	(41)
Earnings/(loss) before interest, income taxes, and depreciation and amortization	4,147	2,133	1,082	284	(278)	(349)	7,019
Depreciation and amortization							(2,119)
Interest expense							(1,510)
Income tax expense							(726)
Earnings							2,664
Capital expenditures[1]	818	562	600	17	—	24	2,021

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Six months ended June 30, 2021
(millions of Canadian dollars)
Operating revenues	5,246	2,342	2,776	249	12,778	(306)	23,085
Commodity and gas distribution costs	(10)	—	(1,257)	—	(12,920)	320	(13,867)
Operating and administrative	(1,492)	(858)	(514)	(80)	(23)	(76)	(3,043)
Income from equity investments	334	314	49	50	—	—	747
Other income/(expense)	5	43	38	52	(10)	374	502
Earnings/(loss) before interest, income taxes, and depreciation and amortization	4,083	1,841	1,092	271	(175)	312	7,424
Depreciation and amortization							(1,861)
Interest expense							(1,275)
Income tax expense							(753)
Earnings							3,535
Capital expenditures[1]	1,923	1,029	519	7	—	21	3,499

1 Includes allowance for equity funds used during construction.

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

BASIC
Earnings per common share is calculated by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding. On December 30, 2021, we closed the sale of our minority ownership in Noverco Inc. (Noverco). For the three and six months ended June 30, 2021, the weighted average number of common shares outstanding was reduced by our pro-rata weighted average interest in our own common shares of approximately 2 million and 3 million, respectively, resulting from our reciprocal investment in Noverco.

DILUTED
The treasury stock method is used to determine the dilutive impact of stock options and restricted stock units (RSU). This method assumes any proceeds from the exercise of stock options would be used to purchase common shares at the average market price during the period.

Weighted average shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(number of shares in millions)
Weighted average shares outstanding	2,026	2,024	2,026	2,023
Effect of dilutive options and RSUs	4	2	4	1
Diluted weighted average shares outstanding	2,030	2,026	2,030	2,024

For the three months ended June 30, 2022 and 2021, 3.2 million and 20.5 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $59.29 and $50.66, respectively, were excluded from the diluted earnings per common share calculation.

For the six months ended June 30, 2022 and 2021, 8.0 million and 24.0 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $56.72 and $51.10, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On July 26, 2022, our Board of Directors declared the following quarterly dividends. All dividends are payable on September 1, 2022 to shareholders of record on August 15, 2022.

Dividend per share
Common Shares[1]	$0.86000
Preference Shares, Series A	$0.34375
Preference Shares, Series B2	$0.32513
Preference Shares, Series D	$0.27875
Preference Shares, Series F	$0.29306
Preference Shares, Series H	$0.27350
Preference Shares, Series L	US$0.30993
Preference Shares, Series N	$0.31788
Preference Shares, Series P	$0.27369
Preference Shares, Series R	$0.25456
Preference Shares, Series 1	US$0.37182
Preference Shares, Series 3	$0.23356
Preference Shares, Series 5	US$0.33596
Preference Shares, Series 7	$0.27806
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11	$0.24613
Preference Shares, Series 13	$0.19019
Preference Shares, Series 15	$0.18644
Preference Shares, Series 19	$0.30625
1 The quarterly dividend per common share was increased 3% to $0.86 from $0.835, effective March 1, 2022.
2 The quarterly dividend per share paid on Preference Shares, Series B was increased to $0.32513 from $0.21340 on June 1, 2022 due to reset of the annual dividend on June 1, 2022. On June 1, 2022, all outstanding Preference Shares, Series C were converted to Preference Shares, Series B.

PREFERENCE SHARE REDEMPTIONS
On March 1, 2022, we redeemed our $750 million outstanding Cumulative Redeemable Minimum Rate Reset Preference Shares, Series 17. On June 1, 2022, we also redeemed our US$200 million outstanding Cumulative Redeemable Preference Shares, Series J. Dividends are cumulative, payable quarterly and are included in Preference share dividends in the Consolidated Statements of Earnings.

6. DEBT

CREDIT FACILITIES
The following table provides details of our committed credit facilities as at June 30, 2022:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2023-2026	10,818	9,153	1,665
Enbridge (U.S.) Inc.	2023-2026	7,095	4,493	2,602
Enbridge Pipelines Inc.	2024	2,000	797	1,203
Enbridge Gas Inc.	2023	2,000	1,620	380
Total committed credit facilities		21,913	16,063	5,850

1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

On February 10, 2022, we renewed our three year $1.0 billion sustainability-linked credit facility, extending the maturity date out to July 2025.

On May 17, 2022, we entered into a three year term loan with a syndicate of Japanese banks for approximately $806 million (¥84.8 billion), which will mature in May 2025 and replaces the approximately $499 million (¥52.5 billion) term loan that matured in May 2022. Additionally, on May 24, 2022, we entered into a 364-day term loan for approximately $1.9 billion, which will mature in May 2023.

On June 23, 2022, we renewed approximately $5.5 billion of our 364-day extendible credit facilities to July 2024, which includes a one-year term out provision from July 2023.

On July 15 and 22, 2022, we renewed $3.0 billion of our five year credit facilities, extending the maturity date out to July 2027. We also extended approximately $4.8 billion of our 364-day extendible credit facilities to July 2024, which includes a one-year term out provision, from July 2023. As part of the renewal, we also increased our credit facilities by approximately $481 million.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $791 million was unutilized as at June 30, 2022. As at December 31, 2021, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $854 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to the commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2023 to 2027.

As at June 30, 2022 and December 31, 2021, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $12.3 billion and $11.3 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES
During the six months ended June 30, 2022, we completed the following long-term debt issuances totaling $750 million and US$1.5 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	January 2022	5.00%	hybrid fixed-to-fixed subordinated notes due January 2082	$750
	February 2022	Floating rate senior notes due February 2024[1]		US$600
	February 2022	2.15%	senior notes due February 2024	US$400
	February 2022	2.50%	senior notes due February 2025	US$500
1Notes carry an interest rate set to equal the Secured Overnight Financing Rate plus a margin of 63 basis points.

LONG-TERM DEBT REPAYMENTS
During the six months ended June 30, 2022, we completed the following long-term debt repayments totaling US$784 million and $334 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2022	Floating rate notes[1]		US$750
	February 2022	4.85%	medium-term notes	$200
Enbridge Gas Inc.
	April 2022	4.85%	medium-term notes	$125
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2022	3.98%	senior notes	US$34
Enbridge Southern Lights LP
	June 2022	4.01%	senior notes	$9
1Notes carried an interest rate set to equal the three-month London Interbank Offered Rate plus a margin of 50 basis points.

SUBORDINATED TERM NOTES
As at June 30, 2022 and December 31, 2021, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $8.6 billion and $7.7 billion, respectively.

FAIR VALUE ADJUSTMENT
As at June 30, 2022 and December 31, 2021, the net fair value adjustments to total debt assumed in a historical acquisition were $635 million and $667 million, respectively.

During the three and six months ended June 30, 2022, amortization of the fair value adjustment recorded as a reduction to Interest expense in the Consolidated Statements of Earnings was $11 million (June 30, 2021 - $13 million) and $22 million (June 30, 2021 - $25 million), respectively.

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we are to default on payment or violate certain covenants. As at June 30, 2022, we are in compliance with all covenant provisions.

7. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in Accumulated other comprehensive income/(loss) (AOCI) attributable to our common shareholders for the six months ended June 30, 2022 and 2021 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2022	(897)	—	(166)	56	(5)	(84)	(1,096)
Other comprehensive income/(loss) retained in AOCI	854	(5)	(253)	1,136	—	—	1,732
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	142	—	—	—	—	—	142
Foreign exchange contracts[2]	(4)	—	—	—	—	—	(4)
Other contracts[3]	2	—	—	—	—	—	2
Amortization of pension and OPEB actuarial gain[4]	—	—	—	—	—	(6)	(6)
	994	(5)	(253)	1,136	—	(6)	1,866
Tax impact
Income tax on amounts retained in AOCI	(202)	—	—	—	—	—	(202)
Income tax on amounts reclassified to earnings	(31)	—	—	—	—	1	(30)
	(233)	—	—	—	—	1	(232)
Balance as at June 30, 2022	(136)	(5)	(419)	1,192	(5)	(89)	538

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2021	(1,326)	5	(215)	568	66	(499)	(1,401)
Other comprehensive income/(loss) retained in AOCI	294	(2)	251	(1,584)	1	—	(1,040)
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	142	—	—	—	—	—	142
Foreign exchange contracts[2]	3	—	—	—	—	—	3
Other contracts[3]	1	—	—	—	—	—	1
Amortization of pension and OPEB actuarial loss[4]	—	—	—	—	—	14	14
Other	17	—	—	(20)	3	—	—
	457	(2)	251	(1,604)	4	14	(880)
Tax impact
Income tax on amounts retained in AOCI	(75)	—	(29)	—	1	—	(103)
Income tax on amounts reclassified to earnings	(33)	—	—	—	—	(3)	(36)
	(108)	—	(29)	—	1	(3)	(139)
Balance as at June 30, 2021	(977)	3	7	(1,036)	71	(488)	(2,420)

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

Interest Rate Risk
Our earnings and cash flows are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We monitor our debt portfolio mix of fixed and variable rate debt instruments to manage a consolidated portfolio of floating rate debt within the Board of Directors approved policy limit of a maximum of 30% of floating rate debt as a percentage of total debt outstanding. We primarily use qualifying derivative instruments to manage interest rate risk. Pay fixed-receive floating interest rate swaps may be used to hedge against the effect of future interest rate movements. We have implemented a program to mitigate the impact of short-term interest rate volatility on interest expense via execution of floating-to-fixed interest rate swaps with an average swap rate of 1.9%.

We are exposed to changes in the fair value of fixed rate debt that arise as a result of the changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in the fair value of fixed rate debt via execution of fixed-to-floating interest rate swaps. As at June 30, 2022, we do not have any pay floating-receive fixed interest rate swaps outstanding.

Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. We have established a program including some of our subsidiaries to mitigate our exposure to long-term interest rate variability on select forecast term debt issuances via execution of floating-to-fixed interest rate swaps with an average swap rate of 2.2%.

Commodity Price Risk
Our earnings and cash flows are exposed to changes in commodity prices as a result of our ownership interests in certain assets and investments, as well as through the activities of our energy services subsidiaries. These commodities include natural gas, crude oil, power and natural gas liquids (NGL). We employ financial and physical derivative instruments to fix a portion of the variable price exposures that arise from physical transactions involving these commodities. We use primarily non-qualifying derivative instruments to manage commodity price risk.

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

TOTAL DERIVATIVE INSTRUMENTS
We generally have a policy of entering into individual International Swaps and Derivatives Association, Inc. (ISDA) agreements, or other similar derivative agreements, with the majority of our financial derivative counterparties. These agreements provide for the net settlement of derivative instruments outstanding with specific counterparties in the event of bankruptcy or other significant credit events, and reduce our credit risk exposure on financial derivative asset positions outstanding with the counterparties in those circumstances.

The following table summarizes the Consolidated Statements of Financial Position location and carrying value of our derivative instruments, as well as the maximum potential settlement amounts in the event of the specific circumstances described above. All amounts are presented gross in the Consolidated Statements of Financial Position.

June 30, 2022	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented		Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	140	140		(41)	99
Interest rate contracts	341	—	1	342		(21)	321
Commodity contracts	—	—	358	358		(254)	104
Other contracts	2	—	6	8		—	8
	343	—	505	848	[1]	(316)	532
Deferred amounts and other assets
Foreign exchange contracts	—	20	183	203		(123)	80
Interest rate contracts	566	—	—	566		—	566
Commodity contracts	—	—	60	60		(22)	38
Other contracts	2	—	2	4		—	4
	568	20	245	833		(145)	688
Accounts payable and other
Foreign exchange contracts	—	(31)	(221)	(252)		41	(211)
Interest rate contracts	(10)	—	(41)	(51)		21	(30)
Commodity contracts	(23)	—	(415)	(438)		254	(184)
	(33)	(31)	(677)	(741)	[1]	316	(425)
Other long-term liabilities
Foreign exchange contracts	—	(8)	(574)	(582)		123	(459)
Interest rate contracts	(3)	—	—	(3)		—	(3)
Commodity contracts	(19)	—	(119)	(138)		22	(116)
	(22)	(8)	(693)	(723)		145	(578)
Total net derivative assets/(liabilities)
Foreign exchange contracts	—	(19)	(472)	(491)		—	(491)
Interest rate contracts	894	—	(40)	854		—	854
Commodity contracts	(42)	—	(116)	(158)		—	(158)
Other contracts	4	—	8	12		—	12
	856	(19)	(620)	217		—	217
1 As at June 30, 2022, $84 million and $128 million were reported within Accounts receivable from affiliates and Accounts payable to affiliates, respectively, in the Consolidated Statements of Financial Position.

December 31, 2021	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	259	259	(41)	218
Interest rate contracts	64	—	—	64	—	64
Commodity contracts	—	—	204	204	(129)	75
Other contracts	—	—	2	2	—	2
	64	—	465	529	(170)	359
Deferred amounts and other assets
Foreign exchange contracts	—	—	240	240	(61)	179
Interest rate contracts	88	—	—	88	(1)	87
Commodity contracts	—	—	29	29	(13)	16
Other contracts	—	—	3	3	—	3
	88	—	272	360	(75)	285
Accounts payable and other
Foreign exchange contracts	(15)	(112)	(176)	(303)	41	(262)
Interest rate contracts	(150)	—	—	(150)	—	(150)
Commodity contracts	(14)	—	(250)	(264)	129	(135)
	(179)	(112)	(426)	(717)	170	(547)
Other long-term liabilities
Foreign exchange contracts	—	—	(423)	(423)	61	(362)
Interest rate contracts	(1)	—	(23)	(24)	1	(23)
Commodity contracts	(17)	—	(67)	(84)	13	(71)
	(18)	—	(513)	(531)	75	(456)
Total net derivative assets/(liabilities)
Foreign exchange contracts	(15)	(112)	(100)	(227)	—	(227)
Interest rate contracts	1	—	(23)	(22)	—	(22)
Commodity contracts	(31)	—	(84)	(115)	—	(115)
Other contracts	—	—	5	5	—	5
	(45)	(112)	(202)	(359)	—	(359)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments.

June 30, 2022	2022	2023	2024	2025	2026	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	762	—	1,000	500	—	—	2,262
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	4,900	6,384	5,134	3,962	3,362	1,082	24,824
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	14	29	30	30	28	32	163
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	68	92	91	86	85	343	765
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	—	—	—	84,800	—	—	84,800
Interest rate contracts - short-term debt pay fixed rate (millions of Canadian dollars)	5,242	1,346	132	30	26	64	6,840
Interest rate contracts - long-term debt pay fixed rate (millions of Canadian dollars)	3,052	2,626	1,718	573	—	—	7,969
Equity contracts (millions of Canadian dollars)	—	36	30	11	—	—	77
Commodity contracts - natural gas (billions of cubic feet)[1]	120	47	17	11	—	—	195
Commodity contracts - crude oil (millions of barrels)[1]	10	—	—	—	—	—	10
Commodity contracts - power (megawatt per hour) (MW/H)	(24)	(43)	(43)	(43)	—	—	(40)	[2]
1 Total is a net purchase/(sale) of underlying commodity.
2 Total is an average net purchase/(sale) of power.

Fair Value Derivatives
For foreign exchange derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative is included in Net foreign currency gain/(loss) or Interest expense in the Consolidated Statements of Earnings. The offsetting loss or gain on the hedged item attributable to the hedged risk is included in Net foreign currency gain/(loss) in the Consolidated Statements of Earnings. Any excluded components are included in the Consolidated Statements of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	23	(32)	99	(35)
Unrealized gain/(loss) on hedged item	(2)	32	(89)	28
Realized loss on derivative	(21)	—	(96)	(39)
Realized gain on hedged item	—	—	85	45

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income
The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and consolidated comprehensive income, before the effect of income taxes:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Foreign exchange contracts	—	(5)	2	(25)
Interest rate contracts	480	(203)	857	294
Commodity contracts	(15)	4	(11)	(4)
Other contracts	(3)	1	—	4
Fair value hedges
Foreign exchange contracts	(4)	(1)	(5)	(2)
	458	(204)	843	267
Amount of (gain)/loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	—	2	13	3
Interest rate contracts[2]	66	79	142	142
Commodity contracts	—	(1)	—	—
Other contracts[3]	—	1	2	1
	66	81	157	146
1    Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
2    Reported within Interest expense in the Consolidated Statements of Earnings.
3    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a gain of $68 million of AOCI related to unrealized cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is 42 months as at June 30, 2022.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Foreign exchange contracts[1]	(806)	218	(373)	454
Interest rate contracts[2]	(16)	—	(16)	2
Commodity contracts[3]	38	(90)	(30)	(18)
Other contracts[4]	—	5	4	10
Total unrealized derivative fair value gain/(loss), net	(784)	133	(415)	448
1    For the respective six months ended periods, reported within Transportation and other services revenues (2022 - $65 million loss; 2021 - $292 million gain) and Net foreign currency gain/(loss) (2022 - $308 million loss; 2021 - $162 million gain) in the Consolidated Statements of Earnings.
2    Reported as an (increase)/decrease within Interest expense in the Consolidated Statements of Earnings.
3    For the respective six months ended periods, reported within Transportation and other services revenues (2022 - $25 million gain; 2021 - $3 million loss), Commodity sales (2022 - $109 million gain; 2021 - $144 million gain), Commodity costs (2022 - $167 million loss; 2021 - $166 million loss) and Operating and administrative expense (2022 - $3 million gain; 2021 - $7 million gain) in the Consolidated Statements of Earnings.
4    Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We are in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at June 30, 2022. As a result, all credit facilities are available to us and the banks are obligated to fund and have been funding us under the terms of the facilities.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	June 30, 2022	December 31, 2021
(millions of Canadian dollars)
Canadian financial institutions	638	424
US financial institutions	254	130
European financial institutions	350	181
Asian financial institutions	118	30
Other[1]	233	122
	1,593	887

1    Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at June 30, 2022, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at June 30, 2022 and December 31, 2021.

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

Level 1
Level 1 includes financial instruments measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date. An active market for a financial instrument is considered to be a market where transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 instruments consist primarily of exchange-traded derivatives used to mitigate the risk of crude oil price fluctuations, investments in exchange-traded equity funds held by our captive insurance subsidiaries, as well as restricted long-term investments in Canadian equity securities that are held in trust in accordance with the CER's regulatory requirements under the Land Matters Consultation Initiative (LMCI).

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

We have also categorized the fair value of our long-term debt, investments in debt securities held by our captive insurance subsidiaries, and restricted long-term investments in Canadian government bonds held in trust in accordance with the CER's regulatory requirements under the LMCI as Level 2. The fair value of our available-for-sale preferred share investment is based on the redemption value, which equals the face value plus accrued and unpaid interest periodically reset based on market interest rates. The fair value of our long-term debt is based on quoted market prices for instruments of similar yield, credit risk and tenor. When possible, the fair value of our restricted long-term investments is based on quoted market prices for similar instruments and, if not available, based on broker quotes.

Level 3
Level 3 includes derivative valuations based on inputs which are less observable, unavailable or where the observable data does not support a significant portion of the derivative’s fair value. Generally, Level 3 derivatives are longer dated transactions, occur in less active markets, occur at locations where pricing information is not available or have no binding broker quote to support Level 2 classification. We have developed methodologies, benchmarked against industry standards, to determine fair value for these derivatives based on extrapolation of observable future prices and rates. Derivatives valued using Level 3 inputs primarily include long-dated derivative power, NGL and natural gas contracts, basis swaps, commodity swaps, and power and energy swaps, as well as physical forward commodity contracts. We do not have any other financial instruments categorized in Level 3.

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

We have categorized our derivative assets and liabilities measured at fair value as follows:

June 30, 2022	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	140	—	140
Interest rate contracts	—	342	—	342
Commodity contracts	50	180	128	358
Other contracts	—	8	—	8
	50	670	128	848
Long-term derivative assets
Foreign exchange contracts	—	203	—	203
Interest rate contracts	—	566	—	566
Commodity contracts	—	23	37	60
Other contracts	—	4	—	4
	—	796	37	833
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(252)	—	(252)
Interest rate contracts	—	(51)	—	(51)
Commodity contracts	(9)	(256)	(173)	(438)
	(9)	(559)	(173)	(741)
Long-term derivative liabilities
Foreign exchange contracts	—	(582)	—	(582)
Interest rate contracts	—	(3)	—	(3)
Commodity contracts	—	(39)	(99)	(138)
	—	(624)	(99)	(723)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(491)	—	(491)
Interest rate contracts	—	854	—	854
Commodity contracts	41	(92)	(107)	(158)
Other contracts	—	12	—	12
	41	283	(107)	217

December 31, 2021	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	259	—	259
Interest rate contracts	—	64	—	64
Commodity contracts	38	71	95	204
Other contracts	—	2	—	2
	38	396	95	529
Long-term derivative assets
Foreign exchange contracts	—	240	—	240
Interest rate contracts	—	88	—	88
Commodity contracts	—	21	8	29
Other contracts	—	3	—	3
	—	352	8	360
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(303)	—	(303)
Interest rate contracts	—	(150)	—	(150)
Commodity contracts	(52)	(66)	(146)	(264)
	(52)	(519)	(146)	(717)
Long-term derivative liabilities
Foreign exchange contracts	—	(423)	—	(423)
Interest rate contracts	—	(24)	—	(24)
Commodity contracts	—	(19)	(65)	(84)
	—	(466)	(65)	(531)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(227)	—	(227)
Interest rate contracts	—	(22)	—	(22)
Commodity contracts	(14)	7	(108)	(115)
Other contracts	—	5	—	5
	(14)	(237)	(108)	(359)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

June 30, 2022	Fair Value	Unobservable Input	Minimum Price	Maximum Price	Weighted Average Price	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	(11)	Forward gas price	5.10	8.55	6.65	$/mmbtu[2]
Crude	(8)	Forward crude price	84.71	135.22	105.63	$/barrel
Power	(65)	Forward power price	41.77	244.81	91.29	$/MW/H
Commodity contracts - physical[1]
Natural gas	(39)	Forward gas price	3.58	20.21	6.36	$/mmbtu[2]
Crude	16	Forward crude price	100.75	144.94	122.72	$/barrel
	(107)
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

Changes in net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Six months ended June 30,
	2022	2021
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(108)	(191)
Total gain/(loss)
Included in earnings[1]	14	(143)
Included in OCI	(11)	(12)
Settlements	(2)	168
Level 3 net derivative liability at end of period	(107)	(178)
1    Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at June 30, 2022 or December 31, 2021.

NET INVESTMENT HEDGES
We currently have designated a portion of our US dollar denominated debt, as well as a portfolio of foreign exchange forward contracts in prior periods, as a hedge of our net investment in US dollar denominated investments and subsidiaries.

During the six months ended June 30, 2022 and 2021, we recognized an unrealized foreign exchange loss of $257 million and gain of $251 million, respectively, on the translation of US dollar denominated debt. During the six months ended June 30, 2022 and 2021, we recognized nil on the change in fair value of our outstanding foreign exchange forward contracts in OCI and nil in OCI associated with the settlement of foreign exchange forward contracts or with the settlement of US dollar denominated debt that had matured during the period.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $52 million as at June 30, 2022 and December 31, 2021.

We have Restricted long-term investments held in trust totaling $194 million and $217 million as at June 30, 2022 and December 31, 2021, respectively, which are classified as Level 1 in the fair value hierarchy. We also have Restricted long-term investments held in trust totaling $349 million and $413 million as at June 30, 2022 and December 31, 2021, respectively, which are classified as Level 2 in the fair value hierarchy. Level 1 and Level 2 Restricted long-term investments are recognized at fair value. These securities are classified as restricted funds which are collected from customers and held in trust for the purpose of funding pipeline abandonment in accordance with regulatory requirements. There were unrealized holding losses of $71 million and $131 million for the three and six months ended June 30, 2022, respectively (2021 - gains of $20 million and losses of $25 million, respectively).

We have wholly-owned captive insurance subsidiaries whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures in the US and Canada of our operating subsidiaries and certain equity investments. As at June 30, 2022, the fair value of investments in equity funds and debt securities held by our captive insurance subsidiaries was $322 million (December 31, 2021 - $304 million). These investments in equity funds and debt securities are recognized at fair value, classified as Level 1 and Level 2 in the fair value hierarchy, respectively, and are recorded in Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding losses of $19 million and $27 million for the three and six months ended June 30, 2022, respectively (2021 - gains of $4 million and $3 million, respectively).

As at June 30, 2022 and December 31, 2021, our long-term debt had a carrying value of $77.5 billion and $74.4 billion, respectively, before debt issuance costs and a fair value of $73.1 billion and $82.0 billion, respectively. We also have non-current notes receivable carried at book value and recorded in Deferred amounts and other assets in the Consolidated Statements of Financial Position. As at June 30, 2022 and December 31, 2021, the non-current notes receivable had a carrying value of $840 million and $954 million, respectively, which also approximates their fair value.

The fair value of financial assets and liabilities other than derivative instruments, long-term investments, restricted long-term investments, long-term debt and non-current notes receivable described above approximate their carrying value due to the short period to maturity.

9. INCOME TAXES

The effective income tax rates for the three months ended June 30, 2022 and 2021 were 18.0% and 15.1%, respectively, and for the six months ended June 30, 2022 and 2021 were 21.4% and 17.6%, respectively.

The period-over-period increases in the effective income tax rates were due to the effect of rate-regulated accounting for income taxes relative to earnings, an increase in US minimum tax, and the release of previously recognized uncertain tax positions in 2021.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Service cost	45	48	90	96
Interest cost[1]	41	32	82	64
Expected return on plan assets[1]	(98)	(84)	(196)	(168)
Amortization of actuarial (gain)/loss[1]	(1)	14	(2)	28
Net periodic benefit (credit)/cost	(13)	10	(26)	20
1 Reported within Other income/(expense) in the Consolidated Statements of Earnings.

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

We continue to qualify as a foreign private issuer for purposes of the United States Securities Exchange Act of 1934, as amended (Exchange Act), as determined annually as of the end of our second fiscal quarter. We intend to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States (US) Securities and Exchange Commission (SEC) instead of filing the reporting forms available to foreign private issuers. We also intend to maintain our Form S-3 registration statements.

RECENT DEVELOPMENTS

Woodfibre LNG Facility Investment
On July 29, 2022, we announced our investment in the 2.1 million tonnes per annum (mtpa) Woodfibre LNG facility located in Squamish, British Columbia (BC) developed by Pacific Energy Corporation Limited. Our 30% ownership interest in the facility is a natural extension of our BC Pipeline System, which will supply gas to the facility under a 40-year transportation agreement and supports expansion of the BC Pipeline System.

GAS TRANSMISSION AND MIDSTREAM RATE PROCEEDINGS

Texas Eastern Transmission
Texas Eastern Transmission, LP (Texas Eastern) filed two rate cases in the third quarter of 2021. These two rate proceedings have since been consolidated and settlement negotiations began during the first quarter of 2022. On July 11, 2022, Texas Eastern requested the chief Administrative Law Judge (ALJ) to suspend the procedural schedule as an unopposed settlement in principle was reached between the participants. The parties are working to finalize the Stipulation and Agreement and file it with the Federal Energy Regulatory Commission.

Maritimes & Northeast (M&N) Pipeline
In December 2021, the Canada Energy Regulator (CER) approved interim rates for the Canadian portion of M&N Pipeline effective January 1, 2022, which were based on the negotiated 2022 rates in the 2022-2023 settlement agreement and unanimously supported by shippers. The 2022-2023 M&N Canada settlement agreement was approved by the CER in February 2022.

BC Pipeline
The settlement agreement for our BC Pipeline System expired in December 2021. The CER has approved 2022 interim tolls for BC Pipeline effective January 1, 2022 and settlement agreement negotiations are ongoing.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

2022 Rate Application
In June 2021, Enbridge Gas Inc. (Enbridge Gas) filed Phase 1 of the application with the Ontario Energy Board (OEB) for the setting of rates for 2022 (the 2022 Application). The 2022 Application was filed in accordance with the parameters of Enbridge Gas' OEB approved Price Cap Incentive Regulation (IR) rate setting mechanism and represents the fourth year of a five-year term. In October 2021, the OEB approved a Phase 1 Settlement Proposal and Interim Rate Order effective January 1, 2022. In April 2022, the OEB issued its decision on Phase 2 of the 2022 Application filed in October 2021, addressing incremental capital module (ICM) funding requirements, under which $127 million of Enbridge Gas' requested capital funding was approved and incorporated into final rates, effective July 1, 2022.

2023 Rate Application
In June 2022, Enbridge Gas filed Phase 1 of the application with the OEB for the setting of rates for 2023 (the 2023 Application). The 2023 Application was filed in accordance with the parameters of Enbridge Gas' approved Price Cap IR rate setting mechanism and represents the final year of a five-year term. An OEB decision on Phase 1 of the 2023 Application is expected in the second half of 2022. In addition, Enbridge Gas does not anticipate 2023 capital investments to require incremental funding during the final year of its current Price Cap IR term, and as such Enbridge Gas will not be making a Phase 2 ICM request as part of the 2023 Application.

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

On May 17, 2022, we entered into a three year term loan with a syndicate of Japanese banks for approximately $806 million (¥84.8 billion), which will mature in May 2025 and replaces the approximately $499 million (¥52.5 billion) term loan that matured in May 2022. Additionally, on May 24, 2022, we entered into a 364-day term loan for approximately $1.9 billion, which will mature in May 2023.

On July 22, 2022, we increased our credit facilities by approximately $481 million.

These financing activities, in combination with the financing activities executed in 2021, provide significant liquidity that we expect will enable us to fund our current portfolio of capital projects without requiring access to the capital markets for the next 12 months should market access be restricted or pricing be unattractive. Refer to Liquidity and Capital Resources.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	1,818	2,044	4,147	4,083
Gas Transmission and Midstream	1,119	868	2,133	1,841
Gas Distribution and Storage	417	458	1,082	1,092
Renewable Power Generation	122	115	284	271
Energy Services	(177)	(239)	(278)	(175)
Eliminations and Other	(704)	92	(349)	312
Earnings before interest, income taxes and depreciation and amortization[1]	2,595	3,338	7,019	7,424
Depreciation and amortization	(1,064)	(929)	(2,119)	(1,861)
Interest expense	(791)	(618)	(1,510)	(1,275)
Income tax expense	(133)	(270)	(726)	(753)
Earnings attributable to noncontrolling interests	(12)	(37)	(40)	(59)
Preference share dividends	(145)	(90)	(247)	(182)
Earnings attributable to common shareholders	450	1,394	2,377	3,294
Earnings per common share attributable to common shareholders	0.22	0.69	1.17	1.63
Diluted earnings per common share attributable to common shareholders	0.22	0.69	1.17	1.63
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended June 30, 2022, compared with the three months ended June 30, 2021

Earnings attributable to common shareholders were negatively impacted by $937 million due to certain infrequent or other non-operating factors, primarily explained by the following:
•non-cash, net unrealized derivative fair value losses of $850 million ($651 million after-tax) in 2022, compared with unrealized gains of $242 million ($185 million after-tax) in 2021, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•restructuring expense of $100 million ($77 million after-tax) associated with our enterprise insurance strategy;
•an asset impairment loss of $40 million ($31 million after-tax) relating to MacKay River line within our Alberta Regional Oil Sands System;
•a net negative adjustment to crude oil and natural gas inventories in our Energy Services business segment of $62 million ($48 million after-tax); and
•the absence in 2022 of a $57 million ($43 million after-tax) property tax settlement received in 2021 related to the resolution of Minnesota property tax appeals for 2012-2018.

The factors above were partially offset by the following positive factors:
•non-cash, unrealized losses of $16 million ($12 million after-tax) in 2022, compared with unrealized losses of $153 million ($117 million after-tax) in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; and
•a non-cash, net positive equity earnings adjustment of $22 million ($17 million after-tax) in 2022, compared to a net negative adjustment of $47 million ($36 million after-tax) in 2021 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investees, DCP Midstream, LLC (DCP Midstream) and Aux Sable Canada LP, Aux Sable Liquid Products L.P. and Aux Sable Midstream LLC (Aux Sable).

The non-cash, unrealized derivative fair value gains and losses discussed above generally arise as a result of our comprehensive economic hedging program to mitigate foreign exchange and commodity price risks. This program creates volatility in reported short-term earnings through the recognition of unrealized non-cash gains and losses on derivative instruments used to hedge these risks. Over the long-term, we believe our hedging program supports the reliable cash flows and dividend growth upon which our investor value proposition is based.

After taking into consideration the factors above, the remaining $7 million decrease in earnings attributable to common shareholders is primarily explained by:
•higher depreciation and amortization expense as a result of several projects placed into service in the fourth quarter of 2021, as well as for new export assets acquired in October 2021; and
•higher interest expense primarily due to reduced capitalized interest associated with the US portion of the Line 3 Replacement (L3R) Project placed into service in the fourth quarter of 2021, as well as higher average principal and higher interest rates; partially offset by
•increased earnings within our Liquids Pipelines segment from the implementation of the full L3R surcharge beginning in October 2021 and from new export assets acquired in October 2021;
•higher throughput within our Liquids Pipelines segment driven by incremental L3R capacity; and
•increased earnings from our Gas Transmission and Midstream segment primarily as a result of higher commodity prices benefiting our investments in DCP Midstream and Aux Sable, as well as higher contributions from projects placed into service in November 2021.

Six months ended June 30, 2022, compared with the six months ended June 30, 2021

Earnings attributable to common shareholders were negatively impacted by $981 million due to certain infrequent or other non-operating factors, primarily explained by the following:
•non-cash, net unrealized derivative fair value losses of $417 million ($320 million after-tax) in 2022, compared with unrealized gains of $521 million ($396 million after-tax) in 2021, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•restructuring expense of $100 million ($77 million after-tax) associated with our enterprise insurance strategy;
•a net negative adjustment to crude oil and natural gas inventories in our Energy Services business segment of $72 million ($55 million after-tax);
•an impairment of $44 million ($34 million after-tax) for lease assets due to office relocation plans;
•an asset impairment loss of $40 million ($31 million after-tax) relating to MacKay River line within our Alberta Regional Oil Sands System; and
•the absence in 2022 of a $57 million ($43 million after-tax) property tax settlement received in 2021 related to the resolution of Minnesota property tax appeals for 2012-2018; partially offset by
•a non-cash, net negative equity earnings adjustment of $34 million ($26 million after-tax) in 2022, compared to a net negative adjustment of $66 million ($50 million after-tax) in 2021 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investees, DCP Midstream and Aux Sable.

After taking into consideration the factors above, the remaining $64 million increase in earnings attributable to common shareholders is primarily explained by the following significant business factors:
•increased earnings within our Liquids Pipelines segment from the implementation of the full L3R surcharge beginning in October 2021 and from the new export assets acquired in October 2021;
•higher throughput within our Liquids Pipelines segment as a result of incremental L3R capacity placed into service in October 2021; and
•increased earnings from our Gas Transmission and Midstream segment primarily as a result of higher commodity prices benefiting our investments in DCP Midstream and Aux Sable, as well as higher contributions from projects placed into service in November 2021; partially offset by
•higher depreciation and amortization expense as a result of several projects placed into service in the fourth quarter of 2021, as well as for new export assets acquired in October 2021; and
•higher interest expense primarily due to reduced capitalized interest associated with the US portion of the L3R Project placed into service in the fourth quarter of 2021, as well as higher average principal and higher interest rates.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	1,818	2,044	4,147	4,083
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended June 30, 2022, compared with the three months ended June 30, 2021

EBITDA was negatively impacted by $477 million due to certain infrequent or other non-operating factors, primarily explained by the following:
•non-cash, unrealized losses of $196 million in 2022, compared with unrealized gains of $145 million in 2021, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•an asset impairment loss of $40 million relating to MacKay River line within our Alberta Regional Oil Sands System; and
•the absence in 2022 of a $57 million property tax settlement received in 2021 related to the resolution of Minnesota property tax appeals for 2012-2018.

After taking into consideration the factors above, the remaining $251 million increase is primarily explained by the following significant business factors:
•higher Mainline System ex-Gretna average throughput of 2.8 million barrels per day (mmbpd) in 2022 as compared to 2.6 mmbpd in 2021 driven by higher demand and incremental L3R capacity that came into service October 2021;
•implementation of full L3R surcharge of US$0.935 per barrel beginning October 2021 compared to the Canadian L3R Program surcharge of US$0.20 per barrel;
•higher contributions from the Gulf Coast and Mid-Continent System due primarily to the acquisition of the Enbridge Ingleside Energy Center (EIEC) and related assets in the fourth quarter of 2021, as well as higher volumes from our Flanagan South Pipeline; and
•the favorable effect of translating US dollar EBITDA at a higher Canadian to US dollar average exchange rate in 2022 compared to the same period in 2021; partially offset by
•the recognition of a provision against the interim Mainline International Joint Tariff (IJT) for barrels shipped in 2022; and
•lower contributions from Seaway Crude Pipeline System, Spearhead Pipeline and Cushing storage assets as a result of lower demand.

Six months ended June 30, 2022, compared with the six months ended June 30, 2021

EBITDA was negatively impacted by $523 million due to certain infrequent or other non-operating factors, primarily explained by the following:
•non-cash, unrealized losses of $74 million in 2022, compared with unrealized gains of $306 million in 2021, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•an asset impairment loss of $40 million relating to MacKay River line within our Alberta Regional Oil Sands System; and
•the absence in 2022 of a $57 million property tax settlement received in 2021 related to the resolution of Minnesota property tax appeals for 2012-2018.

After taking into consideration the factors above, the remaining $587 million increase is primarily explained by the following significant business factors:
•higher Mainline System ex-Gretna average throughput of 2.9 mmbpd in 2022 as compared to 2.7 mmbpd in 2021 driven by higher demand and incremental L3R capacity that came into service October 2021;
•implementation of full L3R surcharge of US$0.935 per barrel beginning October 2021 compared to the Canadian L3R Program surcharge of US$0.20 per barrel;
•higher contributions from the Gulf Coast and Mid-Continent System due primarily to the acquisition of the EIEC and related assets in the fourth quarter of 2021, as well as higher volumes from our Flanagan South Pipeline; and
•the favorable effect of translating US dollar EBITDA at a higher Canadian to US dollar average exchange rate in 2022 compared to the same period in 2021; partially offset by
•the recognition of a provision against the interim Mainline IJT for barrels shipped in 2022; and
•lower contributions from Seaway Crude Pipeline System, Spearhead Pipeline and Cushing storage assets as a result of lower demand.

GAS TRANSMISSION AND MIDSTREAM

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	1,119	868	2,133	1,841
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended June 30, 2022, compared with the three months ended June 30, 2021

EBITDA was positively impacted by $102 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net positive equity earnings adjustment of $22 million in 2022, compared to a net negative adjustment of $47 million in 2021 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investees, DCP Midstream and Aux Sable.

The remaining $149 million increase is primarily explained by the following significant business factors:
•higher commodity prices benefiting earnings from our investments in DCP Midstream and Aux Sable joint ventures;
•contributions from the T-South and Spruce Ridge expansion projects after service commenced in November 2021;
•contributions from the Cameron Extension, Middlesex Extension and the Appalachia to Market projects placed into service in the fourth quarter of 2021;
•higher AECO-Chicago basis differential and lower costs benefiting earnings from our investment in Alliance Pipeline (Alliance); and
•the favorable effect of translating US dollar EBITDA at a higher Canadian to US dollar average exchange rate in 2022 compared to the same period in 2021; partially offset by
•higher operating costs.

Six months ended June 30, 2022, compared with the six months ended June 30, 2021

EBITDA was positively impacted by $92 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net negative equity earnings adjustment of $34 million in 2022, compared to a net negative adjustment of $66 million in 2021 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investees, DCP Midstream and Aux Sable.

The remaining $200 million increase is primarily explained by the following significant business factors:
•higher commodity prices benefiting earnings from our investments in DCP Midstream and Aux Sable joint ventures;
•contributions from the T-South and Spruce Ridge expansion projects after service commenced in November 2021;
•contributions from the Cameron Extension, Middlesex Extension and the Appalachia to Market projects placed into service in the fourth quarter of 2021;
•higher AECO-Chicago basis differential and lower costs benefiting earnings from our investment in Alliance; and
•the favorable effect of translating US dollar EBITDA at a higher Canadian to US dollar average exchange rate in 2022 compared to the same period in 2021; partially offset by
•higher operating costs.

GAS DISTRIBUTION AND STORAGE

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	417	458	1,082	1,092

1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended June 30, 2022, compared with the three months ended June 30, 2021

EBITDA was negatively impacted by $41 million primarily explained by the following significant business factors:
•the absence of earnings from Noverco Inc. (Noverco) due to the sale of our minority investment in Noverco in December 2021; and
•higher operating costs at Enbridge Gas due to timing of expenditures; partially offset by
•higher distribution charges at Enbridge Gas resulting from increases in rates and customer base.

Six months ended June 30, 2022, compared with the six months ended June 30, 2021

EBITDA was negatively impacted by $10 million primarily explained by the absence of earnings from Noverco due to the sale of our minority investment in December 2021, as well as higher operating costs at Enbridge Gas due to timing of expenditures, partially offset by the following:
•higher distribution charges at Enbridge Gas resulting from increases in rates and customer base; and
•when compared with the normal weather forecast embedded in rates, colder than normal weather in 2022 positively impacted Enbridge Gas 2022 EBITDA by approximately $28 million while warmer than normal weather in 2021 negatively impacted 2021 EBITDA by approximately $23 million.

RENEWABLE POWER GENERATION

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	122	115	284	271
1 Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended June 30, 2022, compared with the three months ended June 30, 2021

EBITDA was positively impacted by $7 million primarily due to the following significant business factors:
•stronger wind resources at Canadian and US wind facilities; and
•higher energy pricing at the Rampion offshore wind facilities.

Six months ended June 30, 2022, compared with the six months ended June 30, 2021

EBITDA was positively impacted by $13 million primarily due to the following significant business factors:
•stronger wind resources at Canadian and US wind facilities;
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

ENERGY SERVICES

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Loss before interest, income taxes and depreciation and amortization[1]	(177)	(239)	(278)	(175)
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

EBITDA from Energy Services is dependent on market conditions and results achieved in one period may not be indicative of results to be achieved in future periods.

Three months ended June 30, 2022, compared with the three months ended June 30, 2021

EBITDA was positively impacted by $75 million due to certain non-operating factors, primarily explained by:
•non-cash, unrealized losses of $16 million in 2022, compared with unrealized losses of $153 million in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; partially offset by
•a net negative adjustment to crude oil and natural gas inventories of $62 million.

After taking into consideration the factors above, the remaining $13 million decrease is primarily explained by more pronounced market structure backwardation and significant compression of location differentials in certain markets as compared to the same period of 2021.

Six months ended June 30, 2022, compared with the six months ended June 30, 2021

EBITDA was negatively impacted by $94 million due to certain non-operating factors, primarily explained by:
•non-cash, unrealized losses of $36 million in 2022, compared with unrealized losses of $14 million in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; and
•a net negative adjustment to crude oil and natural gas inventories of $72 million.

After taking into consideration the factor above, the remaining $9 million decrease is primarily explained by the following significant business factors:
•more pronounced market structure backwardation and significant compression of location differentials in certain markets as compared to the same period of 2021; partially offset by
•the absence in 2022 of adverse impacts from the major winter storm experienced across the US Midwest during February 2021.

ELIMINATIONS AND OTHER

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization[1]	(704)	92	(349)	312
1 Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Eliminations and Other includes operating and administrative costs and the impact of foreign exchange hedge settlements, which are not allocated to business segments. Eliminations and Other also includes the impact of new business development activities and corporate investments.

Three months ended June 30, 2022, compared with the three months ended June 30, 2021

EBITDA was negatively impacted by $847 million due to certain infrequent or non-operating factors, primarily explained by:
•non-cash, unrealized losses of $656 million in 2022, compared with unrealized gains of $83 million in 2021, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk, and
•restructuring expense of $100 million associated with our enterprise insurance strategy.

After taking into consideration the non-operating factors above, the remaining $51 million increase is primarily explained by the timing of certain operating and administrative cost recoveries from the business units, as well as higher realized foreign exchange gains on hedge settlements in 2022.

Six months ended June 30, 2022, compared with the six months ended June 30, 2021

EBITDA was negatively impacted by $691 million due to certain infrequent or non-operating factors, primarily explained by:
•non-cash, unrealized losses of $347 million in 2022, compared with unrealized gains of $197 million in 2021, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk;
•restructuring expense of $100 million associated with our enterprise insurance strategy; and
•an impairment of $44 million for lease assets due to office relocation plans.

After taking into consideration the non-operating factors above, the remaining $30 million increase is primarily explained by the timing of certain operating and administrative cost recoveries from the business units, as well as higher realized foreign exchange gains on hedge settlements in 2022.

GROWTH PROJECTS – COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our significant commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
GAS TRANSMISSION AND MIDSTREAM
1.	Gulfstream Phase VI	50%	US$0.1 billion	US$0.1 billion	Under construction	3Q - 2022
2.	Vito Gas & Oil	100%	US$0.3 billion	US$0.2 billion	Under construction	4Q - 2022
3.	Texas Eastern Venice Extension Project[3]	100%	US$0.4 billion	No significant expenditures to date	Pre-construction	2023 - 2024
4.	Texas Eastern Modernization	100%	US$0.4 billion	No significant expenditures to date	Pre-construction	2024 - 2025
5.	Appalachia to Market II	100%	US$0.1 billion	No significant expenditures to date	Pre-construction	2025
6.	T-North Expansion	100%	$1.2 billion	No significant expenditures to date	Pre-construction	2026
7.	Woodfibre LNG[4]	30%	US$1.5 billion	No significant expenditures to date	Pre-construction	2027
GAS DISTRIBUTION AND STORAGE
8.	Storage Enhancements	100%	$0.1 billion	No significant expenditures to date	Under construction	2H - 2022
9.	System Enhancement Project	100%	$0.1 billion	No significant expenditures to date	Under construction	4Q - 2022
10.	Natural Gas Expansion Program[5]	100%	$0.1 billion	No significant expenditures to date	Pre-construction	2022 - 2027
11.	Panhandle Regional Expansion	100%	$0.3 billion	No significant expenditures to date	Pre-construction	2023 - 2024
RENEWABLE POWER GENERATION
12.	East-West Tie Line	25%	$0.2 billion	$0.2 billion	Complete	In-service
13.	Solar Self-Power Projects	100%	US$0.2 billion	No significant expenditures to date	Under construction	2022 - 2023
14.	Saint-Nazaire France Offshore Wind Project[6]	25.5%	$0.9 billion	$0.6 billion	Under construction	4Q - 2022
			(€0.6 billion)	(€0.4 billion)
15.	Provence Grand Large Floating Offshore Wind Project[7]	25%	$0.1 billion	$0.1 billion	Under construction	2023
			(€0.1 billion)	(€0.1 billion)
16.	Fécamp Offshore Wind Project[8]	17.9%	$0.7 billion	$0.3 billion	Under construction	2023
			(€0.5 billion)	(€0.2 billion)
17.	Calvados Offshore Wind Project[9]	21.7%	$0.9 billion	$0.3 billion	Under construction	2025
			(€0.6 billion)	(€0.2 billion)
1 These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2 Expenditures to date and status of the project are determined as at June 30, 2022.
3 This includes the Gator Express Project with an estimated capital cost of $31 million.
4 Our equity contribution is $0.9 billion, with the remainder of the project financed through project level non-recourse debt.
5 Represents Phase 2 of the Natural Gas Expansion Program and the estimated capital cost is presented net of the maximum funding assistance we expect to receive from the Government of Ontario. The expected in-service dates represent the expected completion dates of the leave to construct requirements.
6 Our equity contribution is $0.15 billion, with the remainder of the project financed through non-recourse project level debt.

7 Our equity contribution is $0.05 billion, with the remainder of the project financed through non-recourse project level debt.
8 Our equity contribution is $0.1 billion, with the remainder of the project financed through non-recourse project level debt.
9 Our equity contribution is $0.15 billion, with the remainder of the project financed through non-recourse project level debt.

A full description of each of our projects is provided in our annual report on Form 10-K for the year ended December 31, 2021. Significant updates that have occurred since the date of filing of our Form 10-K are discussed below.

GAS TRANSMISSION AND MIDSTREAM

•Texas Eastern Venice Extension Project – A reversal and expansion of Texas Eastern’s Line 40 from its existing New Roads compressor station to a new delivery point with the proposed Gator Express pipeline just south of Texas Eastern’s Larose compressor station. The project is expected to deliver 1.5 billion cubic feet per day (bcf/d) of natural gas to Venture Global Plaquemines LNG, LLC’s LNG export facility located in Plaquemines Parish, Louisiana and is underpinned by long-term take or pay contracts.

•T-North Expansion – An expansion of Westcoast Energy Inc.'s (WEI) BC Pipeline in northern BC that includes pipeline looping, additional compressor units and other ancillary station modifications to support 535 million cubic feet per day (MMcf/d) of additional capacity. The project will be underpinned by a cost-of-service commercial model with a target in-service date of 2026.

•Woodfibre LNG – Construction of liquefaction and floating storage facilities in Squamish, BC, as well as an expansion of Fortis BC's Eagle Gas Pipeline to transport feedstock from BC Pipeline to the facility. The project is expected to be placed into service in 2027.

GAS DISTRIBUTION AND STORAGE

•Panhandle Regional Expansion Project – Expansion of the Panhandle Transmission System, which supplies natural gas from the Dawn Hub to customers in Southern Ontario west of Dawn. The project consists of construction on Panhandle Loop and Leamington interconnect, and is expected to receive a full cost-of-service regulated return upon OEB approval with target in-service dates of November 2023 and November 2024.

•System Enhancement Projects – On May 3, 2022, the OEB issued a Decision and Order denying the leave to construct application for the St. Laurent project. Subsequent to this decision, Enbridge Gas continues to assess the condition of the line through continued integrity work, ensuring the ongoing safety and reliability of the line. As a result, the project has been excluded from the table above.

RENEWABLE POWER GENERATION

•Calvados Offshore Wind Project – The Calvados Offshore Wind Project has experienced modest schedule pressures. The revised expected in-service date is 2025.

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

In the near term, we generally expect to utilize cash from operations together with commercial paper issuance and/or credit facility draws and the proceeds of capital market offerings to fund liabilities as they become due, finance capital expenditures, fund debt retirements, share redemptions, execute share repurchases under our normal course issuer bid (NCIB) and pay common and preference share dividends. We target to maintain sufficient liquidity through securement of committed credit facilities with a diversified group of banks and financial institutions to enable us to fund all anticipated requirements for approximately one year without accessing the capital markets.

We have signed capital obligation contracts for the purchase of services, pipe and other materials totaling approximately $1.0 billion, which are expected to be paid over the next five years.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at June 30, 2022:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2023-2026	10,818	9,153	1,665
Enbridge (U.S.) Inc.	2023-2026	7,095	4,493	2,602
Enbridge Pipelines Inc.	2024	2,000	797	1,203
Enbridge Gas Inc.	2023	2,000	1,620	380
Total committed credit facilities		21,913	16,063	5,850

1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

On February 10, 2022, we renewed our three year $1.0 billion sustainability-linked credit facility, extending the maturity date out to July 2025.

On May 17, 2022, we entered into a three year term loan with a syndicate of Japanese banks for approximately $806 million (¥84.8 billion), which will mature in May 2025 and replaces the approximately $499 million (¥52.5 billion) term loan that matured in May 2022. Additionally, on May 24, 2022, we entered into a 364-day term loan for approximately $1.9 billion, which will mature in May 2023.

On June 23, 2022, we renewed approximately $5.5 billion of our 364-day extendible credit facilities to July 2024, which includes a one-year term out provision from July 2023.

On July 15 and 22, 2022, we renewed $3.0 billion of our five year credit facilities, extending the maturity date out to July 2027. We also extended approximately $4.8 billion of our 364-day extendible credit facilities to July 2024, which includes a one-year term out provision, from July 2023. As part of the renewal, we also increased our credit facilities by approximately $481 million.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $791 million was unutilized as at June 30, 2022. As at December 31, 2021, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $854 million was unutilized.

As at June 30, 2022, our net available liquidity totaled $6.9 billion (December 31, 2021 - $6.5 billion), consisting of available credit facilities of $5.9 billion (December 31, 2021 - $6.2 billion) and was inclusive of unrestricted cash and cash equivalents of $1.0 billion (December 31, 2021 - $286 million) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we are to default on payment or violate certain covenants. As at June 30, 2022, we are in compliance with all covenant provisions.

LONG-TERM DEBT ISSUANCES
During the six months ended June 30, 2022, we completed the following long-term debt issuances totaling $750 million and US$1.5 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	January 2022	5.00%	hybrid fixed-to-fixed subordinated notes due January 2082	$750
	February 2022	Floating rate senior notes due February 2024[1]		US$600
	February 2022	2.15%	senior notes due February 2024	US$400
	February 2022	2.50%	senior notes due February 2025	US$500
1Notes carry an interest rate set to equal the Secured Overnight Financing Rate plus a margin of 63 basis points.

LONG-TERM DEBT REPAYMENTS
During the six months ended June 30, 2022, we completed the following long-term debt repayments totaling US$784 million and $334 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2022	Floating rate notes[1]		US$750
	February 2022	4.85%	medium-term notes	$200
Enbridge Gas Inc.
	April 2022	4.85%	medium-term notes	$125
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2022	3.98%	senior notes	US$34
Enbridge Southern Lights LP
	June 2022	4.01%	senior notes	$9
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

There are no material restrictions on our cash. Total restricted cash of $43 million, as reported on the Consolidated Statements of Financial Position, primarily includes cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at June 30, 2022 and December 31, 2021, we had negative working capital position of $0.4 billion and $3.1 billion. In both periods, the major contributing factor to the negative working capital position was the ongoing funding of our growth capital program. We maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Six months ended June 30,
	2022	2021
(millions of Canadian dollars)
Operating activities	5,473	5,053
Investing activities	(2,120)	(3,601)
Financing activities	(2,605)	(1,463)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	20	(20)
Net change in cash and cash equivalents and restricted cash	768	(31)

Significant sources and uses of cash for the six months ended June 30, 2022 and 2021 are summarized below:

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

Investing Activities
Cash used in investing activities primarily relates to capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Factors impacting the decrease in cash used in investing activities period-over-period primarily include:
•lower capital expenditures due to the US L3R Program that was placed into service in the fourth quarter of 2021; partially offset by
•increased contributions made to our equity investment in Bakken Pipeline System due to debt servicing requirements; and
•the absence of proceeds received from the sale of 49% of an entity that holds our 50% interest in Éolien Maritime France SAS to CPP Investments in the first quarter of 2021.

Financing Activities
Cash used in financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, share redemptions and common share repurchases under our NCIB. Cash flow from financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests. Factors impacting the increase in cash used in financing activities period-over-period primarily include:

•the redemption of Preference Shares, Series 17 and Series J in the first and second quarters of 2022, respectively;
•lower long-term debt issuances and net short-term borrowings in 2022 when compared to the same period in 2021;
•the repurchase and cancellation of 2,737,965 common shares under our NCIB for approximately $150 million during the period; and
•common share dividend payments increased period-over-period primarily due to the 3% increase in our common share dividend rate.

The factors above were partially offset by:
•lower long-term term debt repayments and higher net commercial paper draws in 2022 when compared to the same period in 2021; and
•the redemption of WEI's preferred shares in the first quarter of 2021.

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
7.375% Notes due 2045
1As at June 30, 2022, the aggregate outstanding principal amount of SEP notes was approximately US$3.2 billion.
2As at June 30, 2022, the aggregate outstanding principal amount of EEP notes was approximately US$2.4 billion.

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
4.560% Senior Notes due 2064
1As at June 30, 2022, the aggregate outstanding principal amount of the Enbridge US dollar denominated notes was approximately US$11.7 billion.
2As at June 30, 2022, the aggregate outstanding principal amount of the Enbridge Canadian dollar denominated notes was approximately $9.0 billion.

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
Summarized Combined Statement of Earnings

Six months ended June 30, 2022
(millions of Canadian dollars)
Operating loss	(107)
Earnings	1,481
Earnings attributable to common shareholders	1,234

Summarized Combined Statements of Financial Position

	June 30, 2022	December 31, 2021
(millions of Canadian dollars)
Accounts receivable from affiliates	3,142	3,442
Short-term loans receivable from affiliates	6,893	4,947
Other current assets	696	605
Long-term loans receivable from affiliates	47,103	51,983
Other long-term assets	4,074	3,732
Accounts payable to affiliates	1,749	1,982
Short-term loans payable to affiliates	3,252	2,891
Other current liabilities	7,125	8,110
Long-term loans payable to affiliates	39,645	41,370
Other long-term liabilities	43,994	41,353
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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at June 30, 2022, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
April 2022 (April 1 - April 30)	—	N/A	—	30,112,307
May 2022 (May 1 - May 31)	910,405	CAD$55.19 (TSX)/ CAD$55.18 (Other)	910,405	29,201,902
June 2022 (June 1 - June 30)	877,536	CAD$56.98 (TSX)/ US$47.92 (NYSE)	877,536	28,324,366
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

Exhibit No.	Description
10.1*	Form of Executive Employment Agreement (2022) with Enbridge Employee Services, Inc.
22.1*	Subsidiary Guarantors
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	July 29, 2022	By:	/s/ Al Monaco
Al Monaco President and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2022	By:	/s/ Vern D. Yu
Vern D. Yu Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)