Form 10-Q
period 2022-09-30
ENBRIDGE INC
filed 2022-11-04
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,024,819,303 common shares outstanding as at October 28, 2022.

GLOSSARY

AOCI	Accumulated other comprehensive income/(loss)
ASU	Accounting Standards Update
Aux Sable	Aux Sable Midstream LLC
CER	Canada Energy Regulator
DCP	DCP Midstream, LP
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
Enbridge	Enbridge Inc.
Enbridge Gas	Enbridge Gas Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
Gray Oak	Gray Oak Pipeline, LLC
Guaranteed Enbridge Notes	Guaranteed notes of Enbridge
L3R	Line 3 Replacement
LNG	Liquified natural gas
NCIB	Normal course issuer bid
NGL	Natural gas liquids
OCI	Other comprehensive income/(loss)
OEB	Ontario Energy Board
OPEB	Other postretirement benefits
P66	Phillips 66
SEP	Spectra Energy Partners, LP
Texas Eastern	Texas Eastern Transmission, LP
the Partnerships	Spectra Energy Partners, LP (SEP) and Enbridge Energy Partners, L.P. (EEP)
US	United States of America
US$	United States dollars

CONVENTIONS

The terms "we", "our", "us" and "Enbridge" as used in this report refer collectively to Enbridge Inc. and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Enbridge.

Unless otherwise specified, all dollar amounts are expressed in Canadian dollars, all references to “dollars”, “$” are to Canadian dollars and all references to “US$” are to United States (US) dollars. All amounts are provided on a before-tax basis, unless otherwise stated.

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

Although we believe these forward-looking statements are reasonable based on the information available on the date such statements are made and processes used to prepare the information, such statements are not guarantees of future performance and readers are cautioned against placing undue reliance on forward-looking statements. By their nature, these statements involve a variety of assumptions, known and unknown risks and uncertainties and other factors, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Material assumptions include assumptions about the following: the expected supply of and demand for crude oil, natural gas, NGL and renewable energy; prices of crude oil, natural gas, NGL and renewable energy; energy transition; anticipated utilization of assets; exchange rates; inflation; interest rates; the COVID-19 pandemic and the duration and impact thereof; availability and price of labor and construction materials; operational reliability; customer and regulatory approvals; maintenance of support and regulatory approvals for our projects; anticipated in-service dates; weather; the timing and closing of acquisitions and dispositions; the realization of anticipated benefits and synergies of transactions; governmental legislation; litigation; estimated future dividends and impact of our dividend policy on our future cash flows; our credit ratings; capital project funding; hedging program; expected EBITDA; expected earnings/(loss); expected future cash flows; and expected distributable cash flow. Assumptions regarding the expected supply of and demand for crude oil, natural gas, NGL and renewable energy, and the prices of these commodities, are material to and underlie all forward-looking statements, as they may impact current and future levels of demand for our services. Similarly, exchange rates, inflation and interest rates and the COVID-19 pandemic impact the economies and business environments in which we operate and may impact levels of demand for our services and cost of inputs, and are therefore inherent in all forward-looking statements. Due to the interdependencies and correlation of these macroeconomic factors, the impact of any one assumption on a forward-looking statement cannot be determined with certainty, particularly with respect to expected EBITDA, expected earnings/(loss), expected future cash flows, expected distributable cash flow or estimated future dividends. The most relevant assumptions associated with forward-looking statements regarding announced projects and projects under construction, including estimated completion dates and expected capital expenditures, include the following: the availability and price of labor and construction materials; the stability of our supply chain; the effects of inflation and foreign exchange rates on labor and material costs; the effects of interest rates on borrowing costs; the impact of weather and customer, government, court and regulatory approvals on construction and in-service schedules and cost recovery regimes; and the COVID-19 pandemic and the duration and impact thereof.

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities; operating performance; legislative and regulatory parameters; litigation; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom; dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; inflation; interest rates; commodity prices; political decisions; the supply of, demand for and prices of commodities; and the COVID-19 pandemic, including but not limited to those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and US securities regulators. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, Enbridge assumes no obligation to publicly update or revise any forward-looking statement made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

NON-GAAP AND OTHER FINANCIAL MEASURES

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this quarterly report on Form 10-Q makes reference to non-GAAP and other financial measures, including EBITDA. EBITDA is defined as earnings before interest, income taxes and depreciation and amortization. Management uses EBITDA to assess performance of Enbridge and to set targets. Management believes the presentation of EBITDA gives useful information to investors as it provides increased transparency and insight into the performance of Enbridge.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	6,415	7,279	22,880	20,042
Gas distribution sales	695	492	3,698	2,769
Transportation and other services	4,463	3,695	13,307	11,740
Total operating revenues (Note 3)	11,573	11,466	39,885	34,551
Operating expenses
Commodity costs	6,300	7,347	22,772	19,975
Gas distribution costs	330	120	2,242	1,359
Operating and administrative	2,089	1,667	5,958	4,710
Depreciation and amortization	1,076	944	3,195	2,805
Total operating expenses	9,795	10,078	34,167	28,849
Operating income	1,778	1,388	5,718	5,702
Income from equity investments	536	440	1,537	1,187
Impairment of equity investments	—	(111)	—	(111)
Other income/(expense)
Net foreign currency gain/(loss)	(1,023)	(165)	(1,235)	146
Gain on joint venture merger transaction (Note 6)	1,076	—	1,076	—
Other	140	109	311	300
Interest expense	(806)	(648)	(2,316)	(1,923)
Earnings before income taxes	1,701	1,013	5,091	5,301
Income tax expense	(318)	(199)	(1,044)	(952)
Earnings	1,383	814	4,047	4,349
Earnings attributable to noncontrolling interests	(21)	(34)	(61)	(93)
Earnings attributable to controlling interests	1,362	780	3,986	4,256
Preference share dividends	(83)	(98)	(330)	(280)
Earnings attributable to common shareholders	1,279	682	3,656	3,976
Earnings per common share attributable to common shareholders (Note 5)	0.63	0.34	1.80	1.97
Diluted earnings per common share attributable to common shareholders (Note 5)	0.63	0.34	1.80	1.96
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(unaudited; millions of Canadian dollars)
Earnings	1,383	814	4,047	4,349
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	171	(16)	817	197
Change in unrealized gain/(loss) on net investment hedges	(934)	(206)	(1,187)	16
Other comprehensive loss from equity investees	(7)	(30)	(7)	(28)
Excluded components of fair value hedges	(33)	(1)	(38)	(3)
Reclassification to earnings of loss on cash flow hedges	36	55	145	168
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(2)	5	(7)	16
Reclassification to earnings of loss on equity investees	16	—	16	—
Foreign currency translation adjustments	4,135	1,281	5,308	(350)
Other comprehensive income, net of tax	3,382	1,088	5,047	16
Comprehensive income	4,765	1,902	9,094	4,365
Comprehensive income attributable to noncontrolling interests	(116)	(62)	(187)	(68)
Comprehensive income attributable to controlling interests	4,649	1,840	8,907	4,297
Preference share dividends	(83)	(98)	(330)	(280)
Comprehensive income attributable to common shareholders	4,566	1,742	8,577	4,017
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning of period	6,818	7,747	7,747	7,747
Redemption of preference shares	—	—	(929)	—
Balance at end of period	6,818	7,747	6,818	7,747
Common shares
Balance at beginning of period	64,755	64,780	64,799	64,768
Shares issued on exercise of stock options	2	10	50	22
Share purchases at stated value	—	—	(88)	—
Other	—	—	(4)	—
Balance at end of period	64,757	64,790	64,757	64,790
Additional paid-in capital
Balance at beginning of period	305	324	365	277
Stock-based compensation	9	7	27	23
Options exercised	(2)	(7)	(47)	(15)
Change in reciprocal interest	—	—	—	39
Other	—	—	(33)	—
Balance at end of period	312	324	312	324
Deficit
Balance at beginning of period	(10,418)	(8,388)	(10,989)	(9,995)
Earnings attributable to controlling interests	1,362	780	3,986	4,256
Preference share dividends	(83)	(98)	(330)	(280)
Common share dividends declared	(1,741)	(1,692)	(3,484)	(3,384)
Dividends paid to reciprocal shareholder	—	1	—	6
Share purchases in excess of stated value	—	—	(63)	—
Balance at end of period	(10,880)	(9,397)	(10,880)	(9,397)
Accumulated other comprehensive income/(loss) (Note 8)
Balance at beginning of period	538	(2,420)	(1,096)	(1,401)
Other comprehensive income attributable to common shareholders, net of tax	3,287	1,060	4,921	41
Balance at end of period	3,825	(1,360)	3,825	(1,360)
Reciprocal shareholding
Balance at beginning of period	—	(17)	—	(29)
Change in reciprocal interest	—	—	—	12
Balance at end of period	—	(17)	—	(17)
Total Enbridge Inc. shareholders’ equity	64,832	62,087	64,832	62,087
Noncontrolling interests
Balance at beginning of period	2,539	2,870	2,542	2,996
Earnings attributable to noncontrolling interests	21	34	61	93
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized loss on cash flow hedges	(8)	(9)	(14)	(15)
Foreign currency translation adjustments	103	37	140	(10)
	95	28	126	(25)
Comprehensive income attributable to noncontrolling interests	116	62	187	68
Distributions	(62)	(67)	(189)	(210)
Contributions	2	4	10	13
Redemption of noncontrolling interests	—	(293)	—	(293)
Other	3	(1)	48	1
Balance at end of period	2,598	2,575	2,598	2,575
Total equity	67,430	64,662	67,430	64,662
Dividends paid per common share	0.860	0.835	2.580	2.505
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2022	2021
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	4,047	4,349
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	3,195	2,805
Deferred income tax expense	600	789
Unrealized derivative fair value loss, net (Note 9)	1,691	86
Income from equity investments	(1,537)	(1,187)
Distributions from equity investments	1,293	1,197
Impairment of equity investments	—	111
Gain on joint venture merger transaction (Note 6)	(1,076)	—
Other	6	(128)
Changes in operating assets and liabilities	(602)	(656)
Net cash provided by operating activities	7,617	7,366
Investing activities
Capital expenditures	(3,204)	(5,887)
Long-term investments and restricted long-term investments	(566)	(241)
Distributions from equity investments in excess of cumulative earnings	426	295
Additions to intangible assets	(131)	(185)
Acquisition (Note 6)	(295)	—
Proceeds from joint venture merger transaction (Note 6)	522	—
Proceeds from disposition	—	122
Affiliate loans, net	90	19
Other	—	(30)
Net cash used in investing activities	(3,158)	(5,907)
Financing activities
Net change in short-term borrowings	367	84
Net change in commercial paper and credit facility draws	386	(32)
Debenture and term note issues, net of issue costs	4,739	6,135
Debenture and term note repayments	(2,244)	(1,888)
Contributions from noncontrolling interests	10	13
Distributions to noncontrolling interests	(189)	(210)
Common shares issued	3	3
Common shares repurchased	(151)	—
Preference share dividends	(254)	(274)
Common share dividends	(5,226)	(5,074)
Redemption of preferred shares held by subsidiary	—	(115)
Redemption of preference shares	(1,003)	—
Other	(223)	(64)
Net cash used in financing activities	(3,785)	(1,422)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	63	(12)
Net change in cash and cash equivalents and restricted cash	737	25
Cash and cash equivalents and restricted cash at beginning of period	320	490
Cash and cash equivalents and restricted cash at end of period	1,057	515
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2022	December 31, 2021
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	1,021	286
Restricted cash	36	34
Accounts receivable and other	7,168	6,862
Accounts receivable from affiliates	236	107
Inventory	2,346	1,670
	10,807	8,959
Property, plant and equipment, net	105,251	100,067
Long-term investments	15,346	13,324
Restricted long-term investments	569	630
Deferred amounts and other assets	9,941	8,613
Intangible assets, net	4,124	4,008
Goodwill	35,274	32,775
Deferred income taxes	463	488
Total assets	181,775	168,864

Liabilities and equity
Current liabilities
Short-term borrowings	1,882	1,515
Accounts payable and other	8,867	9,767
Accounts payable to affiliates	144	90
Interest payable	641	693
Current portion of long-term debt	6,376	6,164
	17,910	18,229
Long-term debt	73,960	67,961
Other long-term liabilities	9,133	7,617
Deferred income taxes	13,342	11,689
	114,345	105,496
Contingencies (Note 12)
Equity
Share capital
Preference shares	6,818	7,747
Common shares (2,025 and 2,026 outstanding at September 30, 2022 and December 31, 2021, respectively)	64,757	64,799
Additional paid-in capital	312	365
Deficit	(10,880)	(10,989)
Accumulated other comprehensive income/(loss) (Note 8)	3,825	(1,096)
Total Enbridge Inc. shareholders’ equity	64,832	60,826
Noncontrolling interests	2,598	2,542
	67,430	63,368
Total liabilities and equity	181,775	168,864
The accompanying notes are an integral part of these interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Enbridge Inc. (“we”, “our”, “us” and “Enbridge”) have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Regulation S-X for interim consolidated financial information. They do not include all of the information and notes required by US GAAP for annual consolidated financial statements and should therefore be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2021. In the opinion of management, the interim consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim consolidated financial statements follow the same significant accounting policies as those included in our audited consolidated financial statements for the year ended December 31, 2021, except for the adoption of new standards (Note 2). Amounts are stated in Canadian dollars unless otherwise noted.

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

3. REVENUE

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2022
(millions of Canadian dollars)
Transportation revenue	2,962	1,264	143	—	—	—	4,369
Storage and other revenue	58	91	63	—	—	—	212
Gas distribution revenue	—	—	699	—	—	—	699
Electricity and transmission revenue	—	—	—	68	—	—	68
Total revenue from contracts with customers	3,020	1,355	905	68	—	—	5,348
Commodity sales	—	—	—	—	6,415	—	6,415
Other revenue[1,2]	(258)	10	3	54	—	1	(190)
Intersegment revenue	137	1	1	(2)	4	(141)	—
Total revenue	2,899	1,366	909	120	6,419	(140)	11,573

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2021
(millions of Canadian dollars)
Transportation revenue	2,340	1,081	128	—	—	—	3,549
Storage and other revenue	33	58	50	—	—	—	141
Gas gathering and processing revenue	—	15	—	—	—	—	15
Gas distribution revenue	—	—	496	—	—	—	496
Electricity and transmission revenue	—	—	—	44	—	—	44
Total revenue from contracts with customers	2,373	1,154	674	44	—	—	4,245
Commodity sales	—	—	—	—	7,279	—	7,279
Other revenue[1,2]	(143)	4	24	78	(1)	(20)	(58)
Intersegment revenue	140	1	(11)	—	12	(142)	—
Total revenue	2,370	1,159	687	122	7,290	(162)	11,466

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Nine months ended September 30, 2022
(millions of Canadian dollars)
Transportation revenue	8,212	3,658	551	—	—	—	12,421
Storage and other revenue	173	258	209	—	—	—	640
Gas gathering and processing revenue	—	21	—	—	—	—	21
Gas distribution revenue	—	—	3,716	—	—	—	3,716
Electricity and transmission revenue	—	—	—	211	—	—	211
Total revenue from contracts with customers	8,385	3,937	4,476	211	—	—	17,009
Commodity sales	—	—	—	—	22,880	—	22,880
Other revenue[1,2]	(225)	28	(30)	222	—	1	(4)
Intersegment revenue	432	2	12	(2)	14	(458)	—
Total revenue	8,592	3,967	4,458	431	22,894	(457)	39,885

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Nine months ended September 30, 2021
(millions of Canadian dollars)
Transportation revenue	6,826	3,248	494	—	—	—	10,568
Storage and other revenue	96	195	159	—	—	—	450
Gas gathering and processing revenue	—	32	—	—	—	—	32
Gas distribution revenue	—	—	2,755	—	—	—	2,755
Electricity and transmission revenue	—	—	—	125	—	—	125
Total revenue from contracts with customers	6,922	3,475	3,408	125	—	—	13,930
Commodity sales	—	—	—	—	20,042	—	20,042
Other revenue[1,2]	284	25	42	246	—	(18)	579
Intersegment revenue	410	1	13	—	26	(450)	—
Total revenue	7,616	3,501	3,463	371	20,068	(468)	34,551
1Includes mark-to-market losses from our hedging program for the three months ended September 30, 2022 and 2021 of $345 million and $225 million, respectively. For the nine months ended September 30, 2022 and 2021, Other revenue includes a $483 million mark-to-market loss and a $36 million mark-to-market gain, respectively.
2Includes revenues from lease contracts for the three months ended September 30, 2022 and 2021 of $128 million and $140 million, respectively, and for the nine months ended September 30, 2022 and 2021 of $435 million and $442 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at September 30, 2022	2,307	233	2,201
Balance as at December 31, 2021	2,369	213	1,898

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three and nine months ended September 30, 2022 included in contract liabilities at the beginning of the period is $57 million and $139 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three and nine months ended September 30, 2022 were $138 million and $366 million, respectively.

Performance Obligations
There were no material revenues recognized in the three and nine months ended September 30, 2022 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations
Total revenues from performance obligations expected to be fulfilled in future periods are $59.3 billion, of which $1.9 billion and $6.4 billion are expected to be recognized during the remaining three months ending December 31, 2022 and the year ending December 31, 2023, respectively.

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

Variable Consideration
During the three and nine months ended September 30, 2022, revenue for the Canadian Mainline has been recognized in accordance with the terms of the Competitive Tolling Settlement, which expired on June 30, 2021. The tolls in place on June 30, 2021 continue on an interim basis until a new commercial arrangement is implemented and are subject to finalization and adjustment applicable to the interim period, if any. Due to the uncertainty of adjustment to tolling pursuant to a Canada Energy Regulator (CER) decision and potential customer negotiations, interim toll revenue recognized during the three and nine months ended September 30, 2022 is considered variable consideration.

Recognition and Measurement of Revenues

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended September 30, 2022
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	41	—	41
Revenues from products and services transferred over time[1]	3,020	1,355	864	68	5,307
Total revenue from contracts with customers	3,020	1,355	905	68	5,348

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended September 30, 2021
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	13	—	13
Revenues from products and services transferred over time[1]	2,373	1,154	661	44	4,232
Total revenue from contracts with customers	2,373	1,154	674	44	4,245

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Nine months ended September 30, 2022
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	77	—	77
Revenues from products and services transferred over time[1]	8,385	3,937	4,399	211	16,932
Total revenue from contracts with customers	8,385	3,937	4,476	211	17,009

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Nine months ended September 30, 2021
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	47	—	47
Revenues from products and services transferred over time[1]	6,922	3,475	3,361	125	13,883
Total revenue from contracts with customers	6,922	3,475	3,408	125	13,930
1Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2022
(millions of Canadian dollars)
Operating revenues	2,899	1,366	909	120	6,419	(140)	11,573
Commodity and gas distribution costs	27	—	(327)	(5)	(6,465)	140	(6,630)
Operating and administrative	(1,173)	(545)	(311)	(58)	(9)	7	(2,089)
Income from equity investments	193	321	—	22	—	—	536
Gain on joint venture merger transaction (Note 6)	—	1,076	—	—	—	—	1,076
Other income/(expense)	—	33	15	26	(15)	(942)	(883)
Earnings/(loss) before interest, income taxes and depreciation and amortization	1,946	2,251	286	105	(70)	(935)	3,583
Depreciation and amortization							(1,076)
Interest expense							(806)
Income tax expense							(318)
Earnings							1,383
Capital expenditures[1]	268	525	405	9	—	8	1,215

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended September 30, 2021
(millions of Canadian dollars)
Operating revenues	2,370	1,159	687	122	7,290	(162)	11,466
Commodity and gas distribution costs	(6)	—	(135)	—	(7,485)	159	(7,467)
Operating and administrative	(919)	(445)	(280)	(51)	(13)	41	(1,667)
Income/(loss) from equity investments	226	211	(12)	15	—	—	440
Impairment of equity investments	—	(111)	—	—	—	—	(111)
Other income/(expense)	2	70	22	5	4	(159)	(56)
Earnings/(loss) before interest, income taxes and depreciation and amortization	1,673	884	282	91	(204)	(121)	2,605
Depreciation and amortization							(944)
Interest expense							(648)
Income tax expense							(199)
Earnings							814
Capital expenditures[1]	1,203	602	359	—	1	20	2,185

Nine months ended September 30, 2022	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Operating revenues	8,592	3,967	4,458	431	22,894	(457)	39,885
Commodity and gas distribution costs	—	—	(2,258)	(13)	(23,197)	454	(25,014)
Operating and administrative	(3,096)	(1,620)	(891)	(159)	(34)	(158)	(5,958)
Income/(loss) from equity investments	561	877	1	100	—	(2)	1,537
Gain on joint venture merger transaction (Note 6)	—	1,076	—	—	—	—	1,076
Other income/(expense)	36	84	58	30	(11)	(1,121)	(924)
Earnings/(loss) before interest, income taxes and depreciation and amortization	6,093	4,384	1,368	389	(348)	(1,284)	10,602
Depreciation and amortization							(3,195)
Interest expense							(2,316)
Income tax expense							(1,044)
Earnings							4,047
Capital expenditures[1]	1,086	1,087	1,005	26	—	32	3,236

Nine months ended September 30, 2021	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Operating revenues	7,616	3,501	3,463	371	20,068	(468)	34,551
Commodity and gas distribution costs	(16)	—	(1,392)	—	(20,405)	479	(21,334)
Operating and administrative	(2,411)	(1,303)	(794)	(131)	(36)	(35)	(4,710)
Income from equity investments	560	525	37	65	—	—	1,187
Impairment of equity investments	—	(111)			—		(111)
Other income/(expense)	7	113	60	57	(6)	215	446
Earnings/(loss) before interest, income taxes and depreciation and amortization	5,756	2,725	1,374	362	(379)	191	10,029
Depreciation and amortization							(2,805)
Interest expense							(1,923)
Income tax expense							(952)
Earnings							4,349
Capital expenditures[1]	3,385	1,631	878	7	1	42	5,944

1Includes allowance for equity funds used during construction.

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

BASIC
Earnings per common share is calculated by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding. On December 30, 2021, we closed the sale of our minority ownership in Noverco Inc. (Noverco). For both the three and nine months ended September 30, 2021, the weighted average number of common shares outstanding was reduced by our pro-rata weighted average interest in our own common shares of approximately 2 million, resulting from our reciprocal investment in Noverco.

DILUTED
The treasury stock method is used to determine the dilutive impact of stock options and restricted stock units (RSU). This method assumes any proceeds from the exercise of stock options and vesting of RSUs would be used to purchase common shares at the average market price during the period.

Weighted average shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(number of shares in millions)
Weighted average shares outstanding	2,025	2,024	2,026	2,023
Effect of dilutive options and RSUs	3	2	3	2
Diluted weighted average shares outstanding	2,028	2,026	2,029	2,025

For the three months ended September 30, 2022 and 2021, 11.4 million and 13.3 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $56.49 and $56.16, respectively, were excluded from the diluted earnings per common share calculation.

For the nine months ended September 30, 2022 and 2021, 9.2 million and 20.5 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $56.63 and $52.19, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On November 2, 2022, our Board of Directors declared the following quarterly dividends. All dividends are payable on December 1, 2022 to shareholders of record on November 15, 2022.

Dividend per share
Common Shares[1]	$0.86000
Preference Shares, Series A	$0.34375
Preference Shares, Series B2	$0.32513
Preference Shares, Series D	$0.27875
Preference Shares, Series F	$0.29306
Preference Shares, Series H	$0.27350
Preference Shares, Series L3	US$0.36612
Preference Shares, Series N	$0.31788
Preference Shares, Series P	$0.27369
Preference Shares, Series R	$0.25456
Preference Shares, Series 1	US$0.37182
Preference Shares, Series 3	$0.23356
Preference Shares, Series 5	US$0.33596
Preference Shares, Series 7	$0.27806
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11	$0.24613
Preference Shares, Series 13	$0.19019
Preference Shares, Series 15	$0.18644
Preference Shares, Series 19	$0.30625
1The quarterly dividend per common share was increased 3% to $0.86 from $0.835, effective March 1, 2022.
2The quarterly dividend per share paid on Preference Shares, Series B was increased to $0.32513 from $0.21340 on June 1, 2022 due to reset of the annual dividend on June 1, 2022. On June 1, 2022, all outstanding Preference Shares, Series C were converted to Preference Shares, Series B.
3The quarterly dividend per share paid on Preference Shares, Series L was increased to US$0.36612 from US$0.30993 on September 1, 2022 due to reset of the annual dividend on September 1, 2022.

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

6. ACQUISITIONS AND DISPOSITIONS

DCP MIDSTREAM, LLC
On August 17, 2022, we completed a joint venture merger transaction with Phillips 66 (P66) resulting in a single joint venture, DCP Midstream, LLC, holding both our and P66's indirect ownership interests in Gray Oak Pipeline, LLC (Gray Oak) and DCP Midstream, LP (DCP). Our ownership in DCP Midstream, LLC consists of Class A and Class B Interests which track to our investments in DCP, included in the Gas Transmission and Midstream segment, and Gray Oak, included in the Liquids Pipelines segment, respectively. Through our investment in DCP Midstream, LLC, we increased our indirect economic interest in Gray Oak to 58.5% from 22.8% and reduced our indirect economic interest in DCP to 13.2% from 28.3%. As a result of the transaction, Enbridge will assume operatorship of Gray Oak in the second quarter of 2023.

We determined the fair value of our decrease in economic interest in DCP based on the unadjusted quoted market price of DCP’s publicly traded common units on the transaction closing date. The fair value of our increased economic interest in Gray Oak was determined using the fair value prescribed to the change in our economic interest in DCP. As a result of the merger transaction and the realignment of our economic interests in DCP and Gray Oak, we also received cash consideration of approximately $522 million (US$404 million) and recorded an accounting gain of $1.1 billion (US$832 million) to Gain on joint venture merger transaction in the Consolidated Statements of Earnings. Both DCP and Gray Oak continue to be accounted for as equity method investments.

TRI GLOBAL ENERGY, LLC
On September 27, 2022, through a wholly-owned United States (US) subsidiary, we acquired all of the outstanding common units in Tri Global Energy, LLC (TGE) for cash consideration of $295 million (US$215 million) plus potential contingent payments of up to $72 million (US$53 million) dependent on the achievement of performance milestones by TGE (the Acquisition). The Acquisition is subject to customary closing and working capital adjustments. TGE is an onshore renewable project developer in the US with a development portfolio of wind and solar projects. The Acquisition enhances Enbridge's renewable power platform and accelerates our North American growth strategy.

We accounted for the Acquisition using the acquisition method as prescribed by ASC 805 Business
Combinations. In accordance with valuation methodologies described in ASC 820 Fair Value
Measurements, the acquired assets and assumed liabilities are recorded at their estimated fair values as at the date of acquisition.

The following table summarizes the estimated preliminary fair values that were assigned to the net assets of TGE:

September 27, 2022
(millions of Canadian dollars)
Fair value of net assets acquired:
Current assets	5
Property, plant and equipment	3
Long-term investments	8
Intangible assets (a)	117
Long-term assets	3
Current liabilities	61
Long-term liabilities (b)	123
Goodwill (c)	392
Purchase price:
Cash	295
Contingent consideration (d)	49
344

a) Intangible assets consist of compensation expected to be earned by TGE on existing development contracts once certain project development milestones are met. Fair value was determined using a discounted cash flow method which is an income-based approach to valuation that estimates the present value of future projected benefits from the contracts. The intangible assets will be amortized on a straight-line basis over an expected useful life of two and a half years.

b) Long-term liabilities consist primarily of obligations payable to third parties which are contingent on milestones being met for certain projects. Fair value represents the present value of the future cash flow payments at the date of the Acquisition.

c) Goodwill is primarily attributable to expected future returns from new opportunities to develop wind and solar projects, as well as enhanced scale and operational diversity of our renewable projects portfolio. The goodwill balance recognized has been assigned to our Renewable Power Generation segment and is tax deductible over 15 years.

d) We agreed to pay additional contingent consideration of up to US$53 million to TGE's former common unit holders if performance milestones are met on certain projects. The US$36 million of contingent consideration recognized in the purchase price represents the fair value of contingent consideration at the date of acquisition. The fair value was determined using an income-based approach.

Upon completion of the Acquisition, we began consolidating TGE. For the period beginning September 27, 2022 through to September 30, 2022, operating revenues and earnings attributable to common shareholders generated by TGE were immaterial. The impact to our supplemental pro forma consolidated operating revenues and earnings attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021, as if the Acquisition had been completed on January 1, 2021, was also immaterial.

ATHABASCA REGIONAL OIL SANDS SYSTEM
On September 28, 2022, we entered into an agreement to sell an 11.6% non-operating interest in seven pipelines in the Athabasca region of northern Alberta from our Regional Oil Sands System to Athabasca Indigenous Investments Limited Partnership, an entity representing 23 First Nation and Métis communities. We will maintain an 88.4% controlling interest in these assets, which are a component of our Liquids Pipelines segment, and continue to manage, operate and provide administrative services to them. On October 5, 2022, we closed the sale for total consideration of approximately $1.1 billion, less customary closing adjustments.

7. DEBT

CREDIT FACILITIES
The following table provides details of our committed credit facilities as at September 30, 2022:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2023-2027	10,949	9,451	1,498
Enbridge (U.S.) Inc.	2024-2027	8,245	3,909	4,336
Enbridge Pipelines Inc.	2024	2,000	858	1,142
Enbridge Gas Inc.	2024	2,000	1,885	115
Total committed credit facilities		23,194	16,103	7,091

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

In July and August 2022, we renewed $12.7 billion of our credit facilities, extending the maturity dates of our 364-day credit facilities to July 2024, inclusive of a one-year term out provision from July 2023, and our five year facilities out to July 2027. As a part of the renewals, we increased our credit facilities by approximately $641 million.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $780 million was unutilized as at September 30, 2022. As at December 31, 2021, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $854 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to the commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2024 to 2027.

As at September 30, 2022 and December 31, 2021, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $11.9 billion and $11.3 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES
During the nine months ended September 30, 2022, we completed the following long-term debt issuances totaling $1.4 billion and US$2.6 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	January 2022	5.00%	fixed-to-fixed subordinated notes due January 2082[1]	$750
	February 2022	Floating rate senior notes due February 2024[2]		US$600
	February 2022	2.15%	senior notes due February 2024	US$400
	February 2022	2.50%	senior notes due February 2025	US$500
	September 2022	7.38%	fixed-to-fixed subordinated notes due January 2083[3]	US$500
	September 2022	7.63%	fixed-to-fixed subordinated notes due January 2083[4]	US$600
Enbridge Gas Inc.
	August 2022	4.15%	medium-term notes due August 2032	$325
	August 2022	4.55%	medium-term notes due August 2052	$325
1For the initial 10 years, the notes carry a fixed interest rate. At year 10, the interest rate will be reset to equal to the Five-Year Government of Canada bond yield plus a margin of 3.54%. Subsequent to year 10, every five years, the Five Year Government of Canada bond yield is reset. At year 30, the interest rate will be reset to equal to the Five-Year Government of Canada bond yield plus a margin of 4.29%.
2Notes carry an interest rate set to equal the Secured Overnight Financing Rate plus a margin of 63 basis points.
3For the initial five years, the notes carry a fixed interest rate. At year five, the interest rate will be set to equal to the Five-Year US Treasury rate plus a margin of 3.71%. At year 10, the interest rate will be reset to equal the Five-Year US Treasury rate plus a margin of 3.96%. Subsequent to year 10, every five years, the Five Year US Treasury rate is reset. At year 25, the interest rate will be reset to equal to the Five-Year US Treasury rate plus a margin of 4.71%.
4For the initial 10 years, the notes carry a fixed interest rate. At year 10, the interest rate will be reset to equal to the Five-Year US Treasury rate plus a margin of 4.42%. Subsequent to year 10, every five years, the Five-Year US Treasury rate will be reset. At year 30, the interest rate will be reset to equal to the Five-Year US Treasury rate plus a margin of 5.17%.

LONG-TERM DEBT REPAYMENTS
During the nine months ended September 30, 2022, we completed the following long-term debt repayments totaling US$1.5 billion and $0.3 billion:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2022	Floating rate notes[1]		US$750
	February 2022	4.85%	medium-term notes	$200
	July 2022	2.90%	senior notes due July 2022	US$700
Enbridge Gas Inc.
	April 2022	4.85%	medium-term notes	$125
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2022	3.98%	senior notes	US$34
Enbridge Southern Lights LP
	June 2022	4.01%	senior notes	$9
1Notes carried an interest rate set to equal the three-month London Interbank Offered Rate plus a margin of 50 basis points.

SUBORDINATED TERM NOTES
As at September 30, 2022 and December 31, 2021, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $10.4 billion and $7.7 billion, respectively.

FAIR VALUE ADJUSTMENT
As at September 30, 2022 and December 31, 2021, the net fair value adjustments to total debt assumed in a historical acquisition were $630 million and $667 million, respectively.

During the three and nine months ended September 30, 2022, amortization of the fair value adjustment recorded as a reduction to Interest expense in the Consolidated Statements of Earnings was $11 million (September 30, 2021 - $11 million) and $33 million (September 30, 2021 - $36 million), respectively.

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we are to default on payment or violate certain covenants. As at September 30, 2022, we are in compliance with all covenant provisions.

8. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in Accumulated other comprehensive income/(loss) (AOCI) attributable to our common shareholders for the nine months ended September 30, 2022 and 2021 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2022	(897)	—	(166)	56	(5)	(84)	(1,096)
Other comprehensive income/(loss) retained in AOCI	1,073	(38)	(1,187)	5,168	(6)	—	5,010
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	187	—	—	—	—	—	187
Foreign exchange contracts[2]	(4)	—	—	—	—	—	(4)
Other contracts[3]	3	—	—	—	—	—	3
Amortization of pension and OPEB actuarial gain[4]	—	—	—	—	—	(9)	(9)
Other	—	—	—	—	16	—	16
	1,259	(38)	(1,187)	5,168	10	(9)	5,203
Tax impact
Income tax on amounts retained in AOCI	(242)	—	—	—	(1)	—	(243)
Income tax on amounts reclassified to earnings	(41)	—	—	—	—	2	(39)
	(283)	—	—	—	(1)	2	(282)
Balance as at September 30, 2022	79	(38)	(1,353)	5,224	4	(91)	3,825

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2021	(1,326)	5	(215)	568	66	(499)	(1,401)
Other comprehensive income/(loss) retained in AOCI	284	(3)	18	(340)	(33)	—	(74)
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	218	—	—	—	—	—	218
Foreign exchange contracts[2]	4	—	—	—	—	—	4
Other contracts[3]	1	—	—	—	—	—	1
Commodity contracts[5]	(4)	—	—	—	—	—	(4)
Amortization of pension and OPEB actuarial loss[4]	—	—	—	—	—	21	21
Other	17	—	—	(20)	3	—	—
	520	(3)	18	(360)	(30)	21	166
Tax impact
Income tax on amounts retained in AOCI	(72)	—	(2)	—	5	—	(69)
Income tax on amounts reclassified to earnings	(51)	—	—	—	—	(5)	(56)
	(123)	—	(2)	—	5	(5)	(125)
Balance as at September 30, 2021	(929)	2	(199)	208	41	(483)	(1,360)

1Reported within Interest expense in the Consolidated Statements of Earnings.
2Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
3Reported within Operating and administrative expense in the Consolidated Statements of Earnings.
4These components are included in the computation of net periodic benefit (credit)/cost and are reported within Other income/(expense) in the Consolidated Statements of Earnings.
5Reported within Transportation and other services revenues, Commodity sales revenue, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

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

We employ financial derivative instruments to hedge foreign currency denominated earnings exposure. A combination of qualifying cash flow, fair value and non-qualifying derivative instruments is used to hedge anticipated foreign currency denominated revenues and expenses, and to manage variability in cash flows. We hedge certain net investments in US dollar denominated investments and subsidiaries using US dollar denominated debt.

Interest Rate Risk
Our earnings and cash flows are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We monitor our debt portfolio mix of fixed and variable rate debt instruments to manage a consolidated portfolio of floating rate debt within the Board of Directors approved policy limit of a maximum of 30% of floating rate debt as a percentage of total debt outstanding. We primarily use qualifying derivative instruments to manage interest rate risk. Pay fixed-receive floating interest rate swaps may be used to hedge against the effect of future interest rate movements. We have implemented a hedging program to partially mitigate the impact of short-term interest rate volatility on interest expense via execution of floating-to-fixed interest rate swaps. These hedges have an average fixed rate of 2.5%.

We are exposed to changes in the fair value of fixed rate debt that arise as a result of the changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in the fair value of fixed rate debt via execution of fixed-to-floating interest rate swaps. As at September 30, 2022, we did not have any pay floating-receive fixed interest rate swaps outstanding.

Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. We have established a program including some of our subsidiaries to partially mitigate our exposure to long-term interest rate variability on forecasted term debt issuances via execution of floating-to-fixed interest rate swaps with an average swap rate of 2.1%.

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

September 30, 2022	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented		Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	65	65		(37)	28
Interest rate contracts	127	—	1	128		(17)	111
Commodity contracts	—	—	414	414		(230)	184
Other contracts	1	—	5	6		—	6
	128	—	485	613	[1]	(284)	329
Deferred amounts and other assets
Foreign exchange contracts	—	117	203	320		(164)	156
Interest rate contracts	830	—	—	830		—	830
Commodity contracts	—	—	66	66		(26)	40
Other contracts	1	—	—	1		(1)	—
	831	117	269	1,217		(191)	1,026
Accounts payable and other
Foreign exchange contracts	—	(37)	(693)	(730)		37	(693)
Interest rate contracts	(1)	—	(16)	(17)		17	—
Commodity contracts	(32)	—	(380)	(412)		230	(182)
Other contracts	—	—	—	—		—	—
	(33)	(37)	(1,089)	(1,159)	[1]	284	(875)
Other long-term liabilities
Foreign exchange contracts	—	(6)	(1,423)	(1,429)		164	(1,265)
Interest rate contracts	(3)	—	—	(3)		—	(3)
Commodity contracts	(27)	—	(145)	(172)		26	(146)
Other contracts	(1)	—	—	(1)		1	—
	(31)	(6)	(1,568)	(1,605)		191	(1,414)
Total net derivative assets/(liabilities)
Foreign exchange contracts	—	74	(1,848)	(1,774)		—	(1,774)
Interest rate contracts	953	—	(15)	938		—	938
Commodity contracts	(59)	—	(45)	(104)		—	(104)
Other contracts	1	—	5	6		—	6
	895	74	(1,903)	(934)		—	(934)
1As at September 30, 2022, $28 million and $36 million were reported within Accounts receivable from affiliates and Accounts payable to affiliates, respectively, in the Consolidated Statements of Financial Position.

December 31, 2021	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Accounts receivable and other
Foreign exchange contracts	—	—	259	259	(41)	218
Interest rate contracts	64	—	—	64	—	64
Commodity contracts	—	—	204	204	(129)	75
Other contracts	—	—	2	2	—	2
	64	—	465	529	(170)	359
Deferred amounts and other assets
Foreign exchange contracts	—	—	240	240	(61)	179
Interest rate contracts	88	—	—	88	(1)	87
Commodity contracts	—	—	29	29	(13)	16
Other contracts	—	—	3	3	—	3
	88	—	272	360	(75)	285
Accounts payable and other
Foreign exchange contracts	(15)	(112)	(176)	(303)	41	(262)
Interest rate contracts	(150)	—	—	(150)	—	(150)
Commodity contracts	(14)	—	(250)	(264)	129	(135)
	(179)	(112)	(426)	(717)	170	(547)
Other long-term liabilities
Foreign exchange contracts	—	—	(423)	(423)	61	(362)
Interest rate contracts	(1)	—	(23)	(24)	1	(23)
Commodity contracts	(17)	—	(67)	(84)	13	(71)
	(18)	—	(513)	(531)	75	(456)
Total net derivative assets/(liabilities)
Foreign exchange contracts	(15)	(112)	(100)	(227)	—	(227)
Interest rate contracts	1	—	(23)	(22)	—	(22)
Commodity contracts	(31)	—	(84)	(115)	—	(115)
Other contracts	—	—	5	5	—	5
	(45)	(112)	(202)	(359)	—	(359)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments.

September 30, 2022	2022	2023	2024	2025	2026	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	799	4	1,000	500	—	—	2,303
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	3,017	7,185	6,134	4,361	3,761	1,481	25,939
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	7	29	30	30	28	32	156
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	23	92	91	86	85	343	720
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	—	—	—	84,800	—	—	84,800
Interest rate contracts - short-term debt pay fixed rate (millions of Canadian dollars)	2,715	3,190	241	31	26	64	6,267
Interest rate contracts - long-term debt pay fixed rate (millions of Canadian dollars)	900	4,099	1,781	594	—	—	7,374
Equity contracts (millions of Canadian dollars)	—	36	31	11	—	—	78
Commodity contracts - natural gas (billions of cubic feet)[1]	33	49	21	13	3	—	119
Commodity contracts - crude oil (millions of barrels)[1]	3	—	—	—	—	—	3
Commodity contracts - power (megawatt per hour) (MW/H)	5	(25)	(33)	(43)	—	—	(31)	[2]
1Total is a net purchase/(sale) of underlying commodity.
2Total is an average net purchase/(sale) of power.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Unrealized gain on derivative	122	50	221	15
Unrealized loss on hedged item	(122)	(50)	(211)	(22)
Realized loss on derivative	(5)	(1)	(101)	(40)
Realized gain on hedged item	—	—	85	45

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income
The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and consolidated comprehensive income, before the effect of income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Foreign exchange contracts	1	4	3	(21)
Interest rate contracts	230	(1)	1,087	293
Commodity contracts	(16)	(21)	(27)	(25)
Other contracts	(4)	(2)	(4)	2
Fair value hedges
Foreign exchange contracts	(33)	(1)	(38)	(3)
	178	(21)	1,021	246
Amount of (gain)/loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	—	1	13	4
Interest rate contracts[2]	45	76	187	218
Commodity contracts	—	(4)	—	(4)
Other contracts[3]	1	—	3	1
	46	73	203	219
1Reported within Transportation and other services revenues and Net foreign currency gain/(loss) in the Consolidated Statements of Earnings.
2Reported within Interest expense in the Consolidated Statements of Earnings.
3Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a gain of $57 million of AOCI related to unrealized cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is 39 months as at September 30, 2022.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Foreign exchange contracts[1]	(1,379)	(436)	(1,752)	18
Interest rate contracts[2]	17	2	1	4
Commodity contracts[3]	89	(102)	59	(120)
Other contracts[4]	(3)	2	1	12
Total unrealized derivative fair value loss, net	(1,276)	(534)	(1,691)	(86)
1For the respective nine months ended periods, reported within Transportation and other services revenues (2022 - $375 million loss; 2021 - $71 million gain) and Net foreign currency gain/(loss) (2022 - $1,377 million loss; 2021 - $53 million loss) in the Consolidated Statements of Earnings.
2Reported as an (increase)/decrease within Interest expense in the Consolidated Statements of Earnings.
3For the respective nine months ended periods, reported within Transportation and other services revenues (2022 - $12 million gain; 2021 - nil), Commodity sales (2022 - $151 million gain; 2021 - $5 million loss), Commodity costs (2022 - $116 million loss; 2021 - $124 million loss) and Operating and administrative expense (2022 - $12 million gain; 2021 - $8 million gain) in the Consolidated Statements of Earnings.
4Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We are in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at September 30, 2022. As a result, all credit facilities are available to us and the banks are obligated to fund and have been funding us under the terms of the facilities.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	September 30, 2022	December 31, 2021
(millions of Canadian dollars)
Canadian financial institutions	637	424
US financial institutions	361	130
European financial institutions	441	181
Asian financial institutions	208	30
Other[1]	165	122
	1,812	887

1Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at September 30, 2022, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at September 30, 2022 and December 31, 2021.

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

Level 1
Level 1 includes financial instruments measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date. An active market for a financial instrument is considered to be a market where transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 instruments consist primarily of exchange-traded derivatives used to mitigate the risk of crude oil price fluctuations, US and Canadian treasury bills, investments in exchange-traded equity funds held by our captive insurance subsidiaries, as well as restricted long-term investments in Canadian equity securities that are held in trust in accordance with the CER's regulatory requirements under the Land Matters Consultation Initiative (LMCI).

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

We have categorized our derivative assets and liabilities measured at fair value as follows:

September 30, 2022	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	65	—	65
Interest rate contracts	—	128	—	128
Commodity contracts	120	142	152	414
Other contracts	—	6	—	6
	120	341	152	613
Long-term derivative assets
Foreign exchange contracts	—	320	—	320
Interest rate contracts	—	830	—	830
Commodity contracts	—	24	42	66
Other contracts	—	1	—	1
	—	1,175	42	1,217
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(730)	—	(730)
Interest rate contracts	—	(17)	—	(17)
Commodity contracts	(56)	(188)	(168)	(412)
Other contracts	—	—	—	—
	(56)	(935)	(168)	(1,159)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,429)	—	(1,429)
Interest rate contracts	—	(3)	—	(3)
Commodity contracts	—	(49)	(123)	(172)
Other contracts	—	(1)	—	(1)
	—	(1,482)	(123)	(1,605)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(1,774)	—	(1,774)
Interest rate contracts	—	938	—	938
Commodity contracts	64	(71)	(97)	(104)
Other contracts	—	6	—	6
	64	(901)	(97)	(934)

December 31, 2021	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	259	—	259
Interest rate contracts	—	64	—	64
Commodity contracts	38	71	95	204
Other contracts	—	2	—	2
	38	396	95	529
Long-term derivative assets
Foreign exchange contracts	—	240	—	240
Interest rate contracts	—	88	—	88
Commodity contracts	—	21	8	29
Other contracts	—	3	—	3
	—	352	8	360
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(303)	—	(303)
Interest rate contracts	—	(150)	—	(150)
Commodity contracts	(52)	(66)	(146)	(264)
	(52)	(519)	(146)	(717)
Long-term derivative liabilities
Foreign exchange contracts	—	(423)	—	(423)
Interest rate contracts	—	(24)	—	(24)
Commodity contracts	—	(19)	(65)	(84)
	—	(466)	(65)	(531)
Total net financial assets/(liabilities)
Foreign exchange contracts	—	(227)	—	(227)
Interest rate contracts	—	(22)	—	(22)
Commodity contracts	(14)	7	(108)	(115)
Other contracts	—	5	—	5
	(14)	(237)	(108)	(359)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

September 30, 2022	Fair Value	Unobservable Input	Minimum Price	Maximum Price	Weighted Average Price	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	9	Forward gas price	5.41	12.51	7.75	$/mmbtu[2]
Crude	5	Forward crude price	64.09	108.87	77.06	$/barrel
Power	(80)	Forward power price	35.56	207.09	93.98	$/MW/H
Commodity contracts - physical[1]
Natural gas	(66)	Forward gas price	3.43	22.01	7.11	$/mmbtu[2]
Crude	24	Forward crude price	72.52	125.74	90.39	$/barrel
Power	11	Forward power price	37.08	175.52	81.95	$/MW/H
	(97)
1Financial and physical forward commodity contracts are valued using a market approach valuation technique.
2One million British thermal units (mmbtu).
3

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

Changes in net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Nine months ended September 30,
	2022	2021
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(108)	(191)
Total gain/(loss)
Included in earnings[1]	41	(181)
Included in OCI	(28)	(29)
Settlements	(2)	167
Level 3 net derivative liability at end of period	(97)	(234)
1Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at September 30, 2022 or December 31, 2021.

NET INVESTMENT HEDGES
We currently have designated a portion of our US dollar denominated debt as a hedge of our net investment in US dollar denominated investments and subsidiaries.

During the nine months ended September 30, 2022 and 2021, we recognized an unrealized foreign exchange loss of $1,191 million and gain of $18 million, respectively, on the translation of US dollar denominated debt. During the nine months ended September 30, 2022 and 2021, we recognized nil on the change in fair value of our outstanding foreign exchange forward contracts in OCI and nil in OCI associated with the settlement of foreign exchange forward contracts or with the settlement of US dollar denominated debt that had matured during the period.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $102 million and $52 million as at September 30, 2022 and December 31, 2021, respectively.

We have Restricted long-term investments held in trust totaling $219 million and $217 million as at September 30, 2022 and December 31, 2021, respectively, which are classified as Level 1 in the fair value hierarchy. We also have Restricted long-term investments held in trust totaling $350 million and $413 million as at September 30, 2022 and December 31, 2021, respectively, which are classified as Level 2 in the fair value hierarchy. These securities are classified as restricted funds which are collected from customers and held in trust for the purpose of funding pipeline abandonment in accordance with regulatory requirements. There were unrealized holding gains of $11 million and losses of $120 million for the three and nine months ended September 30, 2022, respectively (2021 - losses of $16 million and $41 million, respectively).

We have wholly-owned captive insurance subsidiaries whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures in the US and Canada of our operating subsidiaries and certain equity investments. As at September 30, 2022, the fair value of short- and long-term investments in equity funds and debt securities held by our captive insurance subsidiaries was $108 million and $400 million, respectively (December 31, 2021 - $14 million and $290 million, respectively). These investments in equity funds and debt securities are recognized at fair value, classified as Level 1 and Level 2 in the fair value hierarchy, respectively, and are recorded in Accounts receivable and other and Long-term investments, respectively, in the Consolidated Statements of Financial Position. There were unrealized holding losses in equity funds and debt securities of $13 million and $40 million for the three and nine months ended September 30, 2022, respectively (2021 - gains of $1 million and $4 million, respectively).

As at September 30, 2022 and December 31, 2021, our long-term debt had a carrying value of $80.7 billion and $74.4 billion, respectively, before debt issuance costs and a fair value of $74.2 billion and $82.0 billion, respectively. We also have non-current notes receivable carried at book value and recorded in Deferred amounts and other assets in the Consolidated Statements of Financial Position. As at September 30, 2022 and December 31, 2021, the non-current notes receivable had a carrying value of $752 million and $954 million, respectively, which also approximates their fair value.

The fair value of financial assets and liabilities other than derivative instruments, long-term investments, restricted long-term investments, long-term debt and non-current notes receivable described above approximate their carrying value due to the short period to maturity.

10. INCOME TAXES

The effective income tax rates for the three months ended September 30, 2022 and 2021 were 18.7% and 19.6%, respectively, and for the nine months ended September 30, 2022 and 2021 were 20.5% and 18.0%, respectively.

The period-over-period changes in the effective income tax rates are due to the effect of rate-regulated accounting for income taxes and other permanent differences relative to earnings, an increase in US minimum tax, offset by a statutory rate decrease in Pennsylvania and an adjustment to 2020 regulatory balances in the three-month period of the prior year.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Service cost	46	48	136	144
Interest cost[1]	40	32	122	96
Expected return on plan assets[1]	(98)	(84)	(294)	(252)
Amortization of actuarial (gain)/loss[1]	(1)	14	(3)	42
Net periodic benefit (credit)/cost	(13)	10	(39)	30
1Reported within Other income/(expense) in the Consolidated Statements of Earnings.

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

RECENT DEVELOPMENTS

Joint Venture Merger Transaction to Advance US Gulf Coast Oil Strategy
On August 17, 2022, we completed a joint venture merger transaction with Phillips 66 (P66) resulting in a single joint venture, DCP Midstream LLC, holding both Enbridge Inc.'s (Enbridge) and P66's indirect ownership interests in Gray Oak Pipeline, LLC (Gray Oak) and DCP Midstream, LP (DCP), as well as an agreement to realign our respective economic and governance interests in the underlying business operations. Our indirect economic interest in Gray Oak has increased to 58.5% from 22.8% and we will assume operatorship of Gray Oak in the second quarter of 2023. Simultaneously, our indirect economic interest in DCP has been reduced to 13.2% from 28.3%. We received approximately $522 million (US$404 million) in cash proceeds and recorded an accounting gain of $1.1 billion (US$832 million) on the Consolidated Statements of Earnings as a result of the transaction.

Acquisition of Tri Global Energy LLC
On September 27, 2022, we acquired Tri Global Energy LLC (TGE), a leading US renewable power project developer, for approximately US$270 million in cash and assumed debt. The acquisition of TGE enhances our renewable power platform and further builds on our inventory of North American growth opportunities.

Athabasca Indigenous Investments Partnership
On October 5, 2022, we completed a transaction with Athabasca Indigenous Investments Limited Partnership (Aii), a newly created entity representing 23 First Nation and Métis communities, pursuant to which Aii acquired an 11.6% non-operating interest in seven Regional Oil Sands pipelines in northern Alberta for $1.1 billion.

CEO Transition
On October 3, 2022, we announced Al Monaco's retirement as President and Chief Executive Officer and from our Board of Directors effective January 1, 2023. Concurrent with this announcement, the Board of Directors appointed Greg Ebel, currently Chair of our Board of Directors, to succeed Mr. Monaco as President and Chief Executive Officer. Mr. Ebel will also continue as a member of the Board of Directors. A new independent Board Chair will be named prior to January 1, 2023. To support Mr. Ebel through the transition, Mr. Monaco will serve as an advisor to March 1, 2023.

GAS TRANSMISSION AND MIDSTREAM RATE PROCEEDINGS

Texas Eastern Transmission
Texas Eastern Transmission, LP (Texas Eastern) filed two rate cases in the third quarter of 2021. These two rate proceedings have since been consolidated and settlement negotiations began during the first quarter of 2022. An uncontested settlement in principle was reached on July 7, 2022. Texas Eastern filed an uncontested Stipulation and Agreement on September 8, 2022 to resolve all issues from the rate proceeding. The comment and reply period ended October 11, 2022 and the Stipulation and Agreement is now with the Federal Energy Regulatory Commission for approval.

Maritimes & Northeast Pipeline
In December 2021, the Canada Energy Regulator (CER) approved interim rates for the Canadian portion of Maritimes & Northeast (M&N) Pipeline effective January 1, 2022, which were based on the negotiated 2022 rates in the 2022-2023 settlement agreement and unanimously supported by shippers. The 2022-2023 M&N Canada settlement agreement was approved by the CER in February 2022.

British Columbia Pipeline
The settlement agreement for our British Columbia Pipeline (BC Pipeline) System expired in December 2021. The CER has approved 2022 interim tolls for BC Pipeline effective January 1, 2022. In August 2022, an agreement in principle was reached with BC Pipeline shippers on a 2022-2026 rate settlement, and we expect a settlement agreement to be executed with shippers and filed with the CER in the fourth quarter of 2022.

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

2023 Rate Application
In June 2022, Enbridge Gas filed Phase 1 of the application with the OEB for the setting of rates for 2023 (the 2023 Application). The 2023 Application was filed in accordance with the parameters of Enbridge Gas' approved Price Cap IR rate setting mechanism and represents the final year of a five-year term. In November 2022, the OEB approved the Phase 1 Settlement Proposal and Interim Rate Order effective January 1, 2023. In addition, Enbridge Gas does not anticipate 2023 capital investments to require incremental funding during the final year of its current Price Cap IR term, and as such Enbridge Gas will not be making a Phase 2 ICM request as part of the 2023 Application.

Incentive Regulation Rate Application
In October 2022, Enbridge Gas filed its application to establish a 2024 through 2028 IR rate setting framework. The application and framework seeks approval to establish 2024 base rates on a cost of service basis and to establish a price cap rate setting mechanism to be used for the remainder of the IR term (2025 – 2028). An OEB decision is expected on the application in the second half of 2023.

Purchase Gas Variance
The Purchase Gas Variance Account (PGVA) captures the difference between actual and forecasted natural gas prices reflected in rates. Account balances are typically recovered or refunded over a prospective 12-month period through Quarterly Rate Adjustment Mechanism (QRAM) applications.

In March and June 2022, the OEB approved Enbridge Gas' April 1, 2022 and July 1, 2022 QRAM applications, respectively. Due to the significant increase in natural gas prices, the approvals have also included rate mitigation plans intended to ease bill impacts to ratepayers. Specifically, the approved rate mitigation plans extended the PGVA recovery period from 12 months to 24 months in both applications. As an additional mitigation measure, as part of the April 1, 2022 QRAM, a portion of the PGVA balance was deferred for recovery, which was subsequently approved for recovery as part of the July 1, 2022 QRAM. The October 1, 2022 QRAM application was filed and approved by the OEB with no adjustments to the prior period rate mitigation plans and it did not include any additional rate mitigation measures.

As at September 30, 2022, Enbridge Gas' PGVA balance was $693 million.

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

In July and August 2022, we increased our credit facilities by approximately $641 million.

On August 17, 2022, Enbridge Gas closed a $650 million dual-tranche medium-term note offering in the Canadian debt capital markets, split evenly across a 10-year tranche and a 30-year tranche, payable semi-annually in arrears due August 17, 2032 and August 17, 2052, respectively.

On September 20, 2022, we closed a US$1.1 billion dual-tranche hybrid note offering consisting of 60-year non-call 5-year fixed-to-fixed subordinated notes and 60-year non-call 10-year fixed-to-fixed subordinated notes, both of which mature on January 15, 2083.

These financing activities, in combination with the financing activities executed in 2021, provide significant liquidity that we expect will enable us to fund our current portfolio of capital projects without requiring access to the capital markets for the next 12 months should market access be restricted or pricing be unattractive. Refer to Liquidity and Capital Resources.

As at September 30, 2022, after adjusting for the impact of floating-to-fixed interest rate swap hedges, approximately 10% of our total debt is exposed to floating rates. Refer to Part I. Item I. Financial Statements - Note 9. Risk Management and Financial Instruments for more information on our interest rate hedging program.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	1,946	1,673	6,093	5,756
Gas Transmission and Midstream	2,251	884	4,384	2,725
Gas Distribution and Storage	286	282	1,368	1,374
Renewable Power Generation	105	91	389	362
Energy Services	(70)	(204)	(348)	(379)
Eliminations and Other	(935)	(121)	(1,284)	191
Earnings before interest, income taxes and depreciation and amortization[1]	3,583	2,605	10,602	10,029
Depreciation and amortization	(1,076)	(944)	(3,195)	(2,805)
Interest expense	(806)	(648)	(2,316)	(1,923)
Income tax expense	(318)	(199)	(1,044)	(952)
Earnings attributable to noncontrolling interests	(21)	(34)	(61)	(93)
Preference share dividends	(83)	(98)	(330)	(280)
Earnings attributable to common shareholders	1,279	682	3,656	3,976
Earnings per common share attributable to common shareholders	0.63	0.34	1.80	1.97
Diluted earnings per common share attributable to common shareholders	0.63	0.34	1.80	1.96
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended September 30, 2022, compared with the three months ended September 30, 2021

Earnings attributable to common shareholders were positively impacted by $415 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•a gain of $1,076 million ($732 million after-tax) on the closing of the joint venture merger transaction with P66 realigning our indirect economic interests in Gray Oak and DCP;
•a deferred tax benefit of $95 million recognized in the quarter as a result of the reduced Pennsylvania state corporate income tax;
•the absence of the $111 million ($83 million after-tax) impairment loss in 2021 to our investment in the PennEast Pipeline Company, LLC (PennEast) pipeline project after a decision by project partners to cease development;
•a net positive adjustment of $85 million ($75 million after-tax) due to the release of reserves associated with our enterprise insurance strategy; and
•non-cash, unrealized gains of $58 million ($44 million after-tax) in 2022, compared with unrealized losses of $88 million ($67 million after-tax) in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; partially offset by
•non-cash, net unrealized derivative fair value losses of $1,334 million ($1,021 million after-tax) in 2022, compared with unrealized losses of $436 million ($332 million after-tax) in 2021, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

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

After taking into consideration the factors above, the remaining $182 million increase in earnings attributable to common shareholders is primarily explained by:

•higher throughput within our Liquids Pipelines segment driven by higher demand and incremental Line 3 Replacement (L3R) capacity that came into service October 2021;
•increased earnings within our Liquids Pipelines segment from the implementation of the full L3R surcharge when compared to the lower surcharge on the Canadian portion of the project in effect prior to October 2021, as well as from new export assets acquired in October 2021;
•increased earnings from our Gas Transmission and Midstream segment primarily as a result of higher commodity prices benefiting our investments in DCP and Aux Sable Midstream LLC (Aux Sable), as well as higher contributions from projects placed into service in November 2021; and
•recognition of revenues attributable to the Texas Eastern rate case resulting from an uncontested Stipulation and Agreement; partially offset by
•higher interest expense primarily due to reduced capitalized interest associated with the US portion of the L3R Project placed into service in the fourth quarter of 2021, as well as higher average principal and higher interest rates; and
•higher depreciation and amortization expense as a result of several projects placed into service in the fourth quarter of 2021, as well as for new export assets acquired in October 2021.

Nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

Earnings attributable to common shareholders were negatively impacted by $566 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•non-cash, net unrealized derivative fair value losses of $1,751 million ($1,340 million after-tax) in 2022, compared with unrealized gains of $85 million ($65 million after-tax) in 2021, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•a net negative adjustment to crude oil and natural gas inventories in our Energy Services business segment of $67 million ($50 million after-tax);
•the absence in 2022 of a $57 million ($43 million after-tax) property tax settlement received in 2021 related to the resolution of Minnesota property tax appeals for 2012-2018;
•an impairment of $44 million ($34 million after-tax) for lease assets due to office relocation plans; and
•an asset impairment loss of $40 million ($30 million after-tax) relating to MacKay River line within our Alberta Regional Oil Sands System; partially offset by
•a gain of $1,076 million ($732 million after-tax) on the closing of the joint venture merger transaction with P66 realigning our indirect economic interests in Gray Oak and DCP;
•a deferred tax benefit of $95 million recognized in the quarter as a result of the reduced Pennsylvania state corporate income tax;
•non-cash, unrealized gains of $22 million ($17 million after-tax) in 2022, compared with unrealized losses of $102 million ($78 million after-tax) in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; and
•a non-cash, net negative equity earnings adjustment of $30 million ($22 million after-tax) in 2022, compared to a net negative adjustment of $104 million ($79 million after-tax) in 2021 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investees, DCP and Aux Sable.

After taking into consideration the factors above, the remaining $246 million increase in earnings attributable to common shareholders is primarily explained by the following significant business factors:

•higher throughput within our Liquids Pipelines segment driven by higher demand and incremental L3R capacity that came into service October 2021;
•increased earnings within our Liquids Pipelines segment from the implementation of the full L3R surcharge when compared to the lower surcharge on the Canadian portion of the project in effect prior to October 2021, as well as from new export assets acquired in October 2021;
•increased earnings from our Gas Transmission and Midstream segment primarily as a result of higher commodity prices benefiting our investments in DCP and Aux Sable, as well as higher contributions from projects placed into service in November 2021; and
•recognition of revenues attributable to the Texas Eastern rate case resulting from an uncontested Stipulation and Agreement; partially offset by
•the recognition of a provision against the interim Mainline International Joint Tariff (IJT) for barrels shipped in 2022;
•higher interest expense primarily due to higher average principal and higher interest rates, as well as reduced capitalized interest associated with the US portion of the L3R Project placed into service in the fourth quarter of 2021; and
•higher depreciation and amortization expense as a result of several projects placed into service in the fourth quarter of 2021, as well as for new export assets acquired in October 2021.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	1,946	1,673	6,093	5,756
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended September 30, 2022, compared with the three months ended September 30, 2021

EBITDA was negatively impacted by $98 million due to certain infrequent or other non-operating factors, primarily explained by non-cash, net unrealized losses of $290 million in 2022, compared with unrealized losses of $222 million in 2021, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks.

After taking into consideration the factors above, the remaining $371 million increase is primarily explained by the following significant business factors:

•higher Mainline System ex-Gretna average throughput of 3.0 million barrels per day (mmbpd) in 2022 as compared to 2.7 mmbpd in 2021 driven by higher demand and incremental L3R capacity that came into service October 2021;
•implementation of the full L3R surcharge when compared to the lower surcharge on the Canadian portion of the project in effect prior to October 2021;
•higher contributions from the Gulf Coast and Mid-Continent System due primarily to the acquisition of the Enbridge Ingleside Energy Center (EIEC) and related assets in the fourth quarter of 2021, as well as higher volumes from our Flanagan South Pipeline (FSP), and increased indirect economic interest in the Gray Oak pipeline during the third quarter of 2022;
•higher contributions from the Bakken System due to higher volumes; and
•the favorable effect of translating US dollar EBITDA at a higher average exchange rate in 2022 compared to the same period in 2021; partially offset by
•the recognition of a provision against the interim Mainline IJT for barrels shipped in 2022;
•lower contributions from the Seaway Crude Pipeline System, as well as from the Cushing and Hardisty storage assets as a result of lower demand; and
•higher power costs as a result of increased volumes and power prices.

Nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

EBITDA was negatively impacted by $621 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•non-cash, net unrealized losses of $364 million in 2022, compared with unrealized gains of $84 million in 2021, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•an asset impairment loss of $40 million relating to MacKay River line within our Alberta Regional Oil Sands System; and
•the absence in 2022 of a $57 million property tax settlement received in 2021 related to the resolution of Minnesota property tax appeals for 2012-2018.

After taking into consideration the factors above, the remaining $958 million increase is primarily explained by the following significant business factors:

•higher Mainline System ex-Gretna average throughput of 2.9 mmbpd in 2022 as compared to 2.7 mmbpd in 2021 driven by higher demand and incremental L3R capacity that came into service October 2021;
•implementation of the full L3R surcharge when compared to the lower surcharge on the Canadian portion of the project in effect prior to October 2021;
•higher contributions from the Gulf Coast and Mid-Continent System due primarily to the acquisition of the EIEC and related assets in the fourth quarter of 2021, as well as higher volumes from FSP, and increased indirect economic interest in the Gray Oak pipeline during the third quarter of 2022;
•higher contributions from the Bakken System due to higher volumes; and
•the favorable effect of translating US dollar EBITDA at a higher average exchange rate in 2022 compared to the same period in 2021; partially offset by
•the recognition of a provision against the interim Mainline IJT for barrels shipped in 2022;
•lower contributions from the Seaway Crude Pipeline System, as well as from the Cushing and Hardisty storage assets as a result of lower demand; and
•higher power costs as a result of increased volumes and power prices.

GAS TRANSMISSION AND MIDSTREAM

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	2,251	884	4,384	2,725
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended September 30, 2022, compared with the three months ended September 30, 2021
EBITDA was positively impacted by $1,195 million due to certain infrequent or other non-operating factors, primarily explained by the following:
•a gain of $1,076 million on the closing of the joint venture merger transaction with P66 realigning our indirect economic interests in Gray Oak and DCP; and
•the absence of the $111 million impairment loss in 2021 to our investment in the PennEast pipeline project after a decision by project partners to cease development.
The remaining $172 million increase is primarily explained by the following significant business factors:
•contributions from the T-South and Spruce Ridge expansion projects after service commenced in November 2021;
•higher AECO-Chicago basis differential and lower costs benefiting earnings from our investment in Alliance Pipeline (Alliance);
•higher commodity prices benefiting our DCP and Aux Sable joint ventures;
•recognition of revenues attributable to the Texas Eastern rate case resulting from an uncontested Stipulation and Agreement;
•contributions from the Cameron Extension, Middlesex Extension, and the Appalachia to Market projects placed into service in the fourth quarter of 2021; and
•the favorable effect of translating US dollar EBITDA at a higher average exchange rate in 2022 compared to the same period in 2021; partially offset by
•a reduction in earnings from our investment in DCP as a result of our decreased interest due to the joint venture merger transaction with P66 that closed during the quarter.

Nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

EBITDA was positively impacted by $1,287 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•a gain of $1,076 million on the closing of the joint venture merger transaction with P66 realigning our indirect economic interests in Gray Oak and DCP;
•the absence of the $111 million impairment loss in 2021 to our investment in the PennEast pipeline project after a decision by project partners to cease development; and
•a non-cash, net negative equity earnings adjustment of $30 million in 2022, compared to a net negative adjustment of $104 million in 2021 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investees, DCP and Aux Sable.

The remaining $372 million increase is primarily explained by the following significant business factors:

•higher commodity prices benefiting our DCP and Aux Sable joint ventures;
•higher AECO-Chicago basis differential and lower costs benefiting earnings from our investment in Alliance;
•contributions from the T-South and Spruce Ridge expansion projects after service commenced in November 2021;
•recognition of revenues attributable to the Texas Eastern rate case resulting from an uncontested Stipulation and Agreement;
•contributions from the Cameron Extension, Middlesex Extension, and the Appalachia to Market projects placed into service in the fourth quarter of 2021; and
•the favorable effect of translating US dollar EBITDA at a higher average exchange rate in 2022 compared to the same period in 2021; partially offset by
•higher operating costs; and
•a reduction in earnings from our investment in DCP, as a result of our decreased interest due to the joint venture merger transaction with P66 that closed during the quarter.

GAS DISTRIBUTION AND STORAGE

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	286	282	1,368	1,374

1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended September 30, 2022, compared with the three months ended September 30, 2021

EBITDA remained consistent year over year for the same three-month period due to higher distribution charges at Enbridge Gas, resulting from increases in rates and customer base, that were offset by higher operating and administrative costs related to higher maintenance and integrity spend, as well as timing of expenditures.

Nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

EBITDA was negatively impacted by $6 million primarily explained by:

•the absence of earnings from Noverco Inc. due to the sale of our minority investment in December 2021; and
•higher operating costs at Enbridge Gas largely driven by higher maintenance and integrity spend, as well as the timing of expenditures; partially offset by
•higher distribution charges at Enbridge Gas resulting from increases in rates and customer base, as well as higher demand in the contract market; and
•when compared with the normal weather forecast embedded in rates, colder than normal weather in 2022 positively impacted Enbridge Gas 2022 EBITDA by approximately $28 million while warmer than normal weather in 2021 negatively impacted 2021 EBITDA by approximately $24 million.

RENEWABLE POWER GENERATION

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization[1]	105	91	389	362
1 Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Three months ended September 30, 2022, compared with the three months ended September 30, 2021

EBITDA was positively impacted by $14 million primarily due to higher energy pricing at European offshore wind facilities.

Nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

EBITDA was positively impacted by $27 million primarily due to the following significant business factors:

•stronger wind resources at Canadian and US onshore wind facilities;
•higher energy pricing at European offshore wind facilities; and
•the absence in 2022 of the adverse effects from the major winter storm in Texas during February 2021; partially offset by
•the absence in 2022 of a promote fee received in the first quarter of 2021 associated with the closing of the sale of 49% of our interest in three European offshore wind projects to Canada Pension Plan Investment Board.

ENERGY SERVICES

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Loss before interest, income taxes and depreciation and amortization[1]	(70)	(204)	(348)	(379)
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

EBITDA from Energy Services is dependent on market conditions and results achieved in one period may not be indicative of results to be achieved in future periods.

Three months ended September 30, 2022, compared with the three months ended September 30, 2021

EBITDA was positively impacted by $150 million due to certain non-operating factors, primarily explained by non-cash, unrealized gains of $58 million in 2022, compared with unrealized losses of $88 million in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as to manage the exposure to movements in commodity prices.

After taking into consideration the factor above, the remaining $16 million decrease is primarily explained by more pronounced market structure backwardation and significant compression of location differentials in certain markets as compared to the same period of 2021.

Nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

EBITDA was positively impacted by $56 million due to certain non-operating factors, primarily explained by:

•non-cash, unrealized gains of $22 million in 2022, compared with unrealized losses of $102 million in 2021, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; partially offset by
•a net negative adjustment to crude oil and natural gas inventories of $67 million.

After taking into consideration the factors above, the remaining $25 million decrease is primarily explained by the following significant business factors:

•more pronounced market structure backwardation and significant compression of location differentials in certain markets as compared to the same period of 2021; partially offset by
•the absence in 2022 of adverse impacts from the major winter storm experienced across the US Midwest during February 2021.

ELIMINATIONS AND OTHER

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization[1]	(935)	(121)	(1,284)	191
1 Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

Eliminations and Other includes operating and administrative costs and the impact of foreign exchange hedge settlements, which are not allocated to business segments. Eliminations and Other also includes the impact of new business development activities and corporate investments.

Three months ended September 30, 2022, compared with the three months ended September 30, 2021

EBITDA was negatively impacted by $755 million due to certain infrequent or non-operating factors, primarily explained by:

•non-cash, net unrealized losses of $1,046 million in 2022, compared with unrealized losses of $214 million in 2021, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk; partially offset by
•a net positive adjustment of $85 million due to the release of reserves associated with our enterprise insurance strategy.

After taking into consideration the non-operating factors above, the remaining $59 million decrease is primarily explained by lower realized foreign exchange gains on hedge settlements in 2022, as well as the timing of certain operating and administrative cost recoveries from the business units.

Nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

EBITDA was negatively impacted by $1,446 million due to certain infrequent or non-operating factors, primarily explained by:

•non-cash, net unrealized losses of $1,393 million in 2022, compared with unrealized losses of $17 million in 2021, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk;
•an impairment of $44 million for lease assets due to office relocation plans in Houston; and
•a net negative expense of $15 million associated with our enterprise insurance strategy.

After taking into consideration the non-operating factors above, the remaining $29 million decrease is primarily explained by the timing of certain operating and administrative cost recoveries from the business units, partially offset by higher realized foreign exchange gains on hedge settlements in 2022.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our significant commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
GAS TRANSMISSION AND MIDSTREAM
1.	Gulfstream Phase VI	50%	US$0.1 billion	US$0.1 billion	Complete	In-service
2.	Vito Gas & Oil	100%	US$0.3 billion	US$0.2 billion	Under construction	4Q - 2022
3.	Texas Eastern Venice Extension Project[3]	100%	US$0.4 billion	No significant expenditures to date	Pre-construction	2023 - 2024
4.	Texas Eastern Modernization	100%	US$0.4 billion	No significant expenditures to date	Pre-construction	2024 - 2025
5.	Appalachia to Market II	100%	US$0.1 billion	No significant expenditures to date	Pre-construction	2025
6.	T-North Expansion	100%	$1.2 billion	No significant expenditures to date	Pre-construction	2026
7.	Woodfibre LNG[4]	30%	US$1.5 billion	No significant expenditures to date	Pre-construction	2027
8.	T-South Expansion	100%	$3.6 billion	No significant expenditures to date	Pre-construction	2028
GAS DISTRIBUTION AND STORAGE
9.	Storage Enhancements[5]	100%	$0.1 billion	$0.1 billion	Under construction	4Q - 2022
10.	System Enhancement Project	100%	$0.1 billion	$0.1 billion	Under construction	4Q - 2022
11.	Natural Gas Expansion Program[6]	100%	$0.1 billion	No significant expenditures to date	Pre-construction	2022 - 2027
12.	Panhandle Regional Expansion	100%	$0.3 billion	No significant expenditures to date	Pre-construction	2023 - 2024
RENEWABLE POWER GENERATION
13.	East-West Tie Line	25%	$0.2 billion	$0.2 billion	Complete	In-service
14.	Saint-Nazaire France Offshore Wind Project[7]	25.5%	$0.9 billion	$0.7 billion	Under construction	4Q - 2022
			(€0.6 billion)	(€0.5 billion)
15.	Fécamp Offshore Wind Project[8]	17.9%	$0.7 billion	$0.3 billion	Under construction	2023
			(€0.5 billion)	(€0.2 billion)
16.	Provence Grand Large Floating Offshore Wind Project[8]	25%	$0.1 billion	$0.1 billion	Under construction	2023
			(€0.1 billion)	(€0.1 billion)
17.	Solar Self-Power Projects	100%	US$0.2 billion	US$0.1 billion	Under construction	2023 - 2024
18	Calvados Offshore Wind Project[7]	21.7%	$0.9 billion	$0.3 billion	Under construction	2025
			(€0.6 billion)	(€0.2 billion)
1These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2Expenditures to date and status of the project are determined as at September 30, 2022.
3This includes the Gator Express Project with an estimated capital cost of $31 million.
4Our equity contribution is US $0.9 billion, with the remainder of the project financed through non-recourse project level debt.
5The Storage Enhancements project commenced service on October 4, 2022.

6Represents Phase 2 of the Natural Gas Expansion Program and the estimated capital cost is presented net of the maximum funding assistance we expect to receive from the Government of Ontario. The expected in-service dates represent the expected completion dates of the leave to construct requirements.
7Our equity contribution is $0.2 billion for each project, with the remainder of each project financed through non-recourse project level debt.
8Our equity contribution is $0.1 billion for each project, with the remainder of each project financed through non-recourse project level debt.

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

•Woodfibre LNG – Construction of liquefaction and floating storage facilities in Squamish, BC, as well as an expansion of the BC Pipeline System. The project is expected to be placed into service in 2027.

•T-South Expansion – An expansion of WEI's BC Pipeline's T-South section that includes pipeline looping, additional compressor units and other ancillary station modifications to support 300 MMcf/d of additional capacity. The project is expected to be placed in service in 2028 and will be underpinned by a cost-of-service commercial model.

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

•System Enhancement Project – On May 3, 2022, the OEB issued a Decision and Order denying the leave to construct application for the St. Laurent project. Subsequent to this decision, Enbridge Gas has continued to assess the condition of the line through integrity work, ensuring the ongoing safety and reliability of the line. As a result, the project has been excluded from the Growth Projects table.

RENEWABLE POWER GENERATION

•Calvados Offshore Wind Project – The Calvados Offshore Wind Project has experienced modest schedule pressures. The revised expected in-service date is 2025.

•Solar Self-Power Projects – The Solar Self-Power Projects have experienced modest schedule pressures. The revised expected in-service date is 2023-2024.

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

We have signed capital obligation contracts for the purchase of services, pipe and other materials totaling approximately $1.1 billion, which are expected to be paid over the next five years.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at September 30, 2022:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2023-2027	10,949	9,451	1,498
Enbridge (U.S.) Inc.	2024-2027	8,245	3,909	4,336
Enbridge Pipelines Inc.	2024	2,000	858	1,142
Enbridge Gas Inc.	2024	2,000	1,885	115
Total committed credit facilities		23,194	16,103	7,091

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

In July and August 2022, we renewed $12.7 billion of our credit facilities, extending the maturity dates of our 364-day credit facilities to July 2024, inclusive of a one-year term out provision from July 2023, and our five year facilities out to July 2027. As a part of the renewals, we increased our credit facilities by approximately $641 million.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $780 million was unutilized as at September 30, 2022. As at December 31, 2021, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $854 million was unutilized.

As at September 30, 2022, our net available liquidity totaled $8.1 billion (December 31, 2021 - $6.5 billion), consisting of available credit facilities of $7.1 billion (December 31, 2021 - $6.2 billion) and was inclusive of unrestricted cash and cash equivalents of $1.0 billion (December 31, 2021 - $286 million) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we are to default on payment or violate certain covenants. As at September 30, 2022, we are in compliance with all covenant provisions.

LONG-TERM DEBT ISSUANCES
During the nine months ended September 30, 2022, we completed the following long-term debt issuances totaling $1.4 billion and US$2.6 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	January 2022	5.00%	fixed-to-fixed subordinated notes due January 2082[1]	$750
	February 2022	Floating rate senior notes due February 2024[2]		US$600
	February 2022	2.15%	senior notes due February 2024	US$400
	February 2022	2.50%	senior notes due February 2025	US$500
	September 2022	7.38%	fixed-to-fixed subordinated notes due January 2083[3]	US$500
	September 2022	7.63%	fixed-to-fixed subordinated notes due January 2083[4]	US$600
Enbridge Gas Inc.
	August 2022	4.15%	medium-term notes due August 2032	$325
	August 2022	4.55%	medium-term notes due August 2052	$325
1For the initial 10 years, the notes carry a fixed interest rate. At year 10, the interest rate will be reset to equal to the Five-Year Government of Canada bond yield plus a margin of 3.54%. Subsequent to year 10, every five years, the Five Year Government of Canada bond yield is reset. At year 30, the interest rate will be reset to equal to the Five-Year Government of Canada bond yield plus a margin of 4.29%.
2Notes carry an interest rate set to equal the Secured Overnight Financing Rate plus a margin of 63 basis points.
3For the initial five years, the notes carry a fixed interest rate. At year five the interest rate will be set to equal to the Five-Year US Treasury rate plus a margin of 3.71%. At year 10, the interest rate will be reset to equal the Five-Year US Treasury rate plus a margin of 3.96%. Subsequent to year 10, every five years, the Five Year US Treasury rate is reset. At year 25, the interest rate will be reset to equal to the Five-Year US Treasury rate plus a margin of 4.71%.
4For the initial 10 years, the notes carry a fixed interest rate. At year 10, the interest rate will be reset to equal to the Five-Year US Treasury rate plus a margin of 4.42%. Subsequent to year 10, every five years, the Five-Year US Treasury rate will be reset. At year 30, the interest rate will be reset to equal to the Five-Year US Treasury rate plus a margin of 5.17%.

LONG-TERM DEBT REPAYMENTS
During the nine months ended September 30, 2022, we completed the following long-term debt repayments totaling US$1.5 billion and $0.3 billion:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars unless otherwise stated)
Enbridge Inc.
	February 2022	Floating rate notes[1]		US$750
	February 2022	4.85%	medium-term notes	$200
	July 2022	2.90%	senior notes due July 2022	US$700
Enbridge Gas Inc.
	April 2022	4.85%	medium-term notes	$125
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2022	3.98%	senior notes	US$34
Enbridge Southern Lights LP
	June 2022	4.01%	senior notes	$9
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

There are no material restrictions on our cash. Total restricted cash of $36 million, as reported on the Consolidated Statements of Financial Position, primarily includes cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at September 30, 2022 and December 31, 2021, we had negative working capital position of $0.7 billion and $3.1 billion. In both periods, the major contributing factor to the negative working capital position was the ongoing funding of our growth capital program. We maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Nine months ended September 30,
	2022	2021
(millions of Canadian dollars)
Operating activities	7,617	7,366
Investing activities	(3,158)	(5,907)
Financing activities	(3,785)	(1,422)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	63	(12)
Net change in cash and cash equivalents and restricted cash	737	25

Significant sources and uses of cash for the nine months ended September 30, 2022 and 2021 are summarized below:

Operating Activities

Typically, the primary factors impacting cash flow from operating activities period-over-period include changes in our operating assets and liabilities in the normal course due to various factors, including the impact of fluctuations in commodity prices and activity levels on working capital within our business segments, the timing of tax payments, as well as timing of cash receipts and payments generally. Cash provided by operating activities is also impacted by changes in earnings and certain infrequent or other non-operating factors, as discussed under Results of Operations.

Investing Activities
Cash used in investing activities primarily relates to capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Factors impacting the decrease in cash used in investing activities period-over-period primarily include:

•lower capital expenditures due to the US L3R Program that was placed into service in the fourth quarter of 2021; and
•proceeds from the completion of a joint venture merger transaction for DCP Midstream LLC in August 2022.

The factors above were partially offset by:

•increased contributions made to our equity investment in Bakken Pipeline System due to debt servicing requirements;
•our acquisition of TGE in September 2022; and
•increased investments held by our wholly-owned captive insurance subsidiaries.

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
•lower long-term debt issuances and higher long-term debt repayments in 2022, when compared to the same period in 2021;
•the repurchase and cancellation of 2,737,965 common shares under our NCIB for approximately $151 million during the period; and
•common share dividend payments increased period-over-period primarily due to the 3% increase in our common share dividend rate.

The factors above were partially offset by:

•net commercial paper and credit facility draws in 2022 when compared to net repayments in the same period in 2021;
•higher short-term borrowings in 2022 when compared to the same period in 2021; and
•the absence of the redemption of WEI's preferred shares in the first quarter of 2021.

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
7.375% Notes due 2045
1As at September 30, 2022, the aggregate outstanding principal amount of SEP notes was approximately US$3.2 billion.
2As at September 30, 2022, the aggregate outstanding principal amount of EEP notes was approximately US$2.4 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
Floating Rate Senior Notes due 2023	3.190% Senior Notes due 2022
Floating Rate Senior Notes due 2024	3.940% Senior Notes due 2023
4.000% Senior Notes due 2023	3.940% Senior Notes due 2023
0.550% Senior Notes due 2023	3.950% Senior Notes due 2024
3.500% Senior Notes due 2024	2.440% Senior Notes due 2025
2.150% Senior Notes due 2024	3.200% Senior Notes due 2027
2.500% Senior Notes due 2025	6.100% Senior Notes due 2028
2.500% Senior Notes due 2025	2.990% Senior Notes due 2029
4.250% Senior Notes due 2026	7.220% Senior Notes due 2030
1.600% Senior Notes due 2026	7.200% Senior Notes due 2032
3.700% Senior Notes due 2027	3.100% Sustainability-Linked Senior Notes due 2033
3.125% Senior Notes due 2029	5.570% Senior Notes due 2035
2.500% Sustainability-Linked Senior Notes due 2033	5.750% Senior Notes due 2039
4.500% Senior Notes due 2044	5.120% Senior Notes due 2040
5.500% Senior Notes due 2046	4.240% Senior Notes due 2042
4.000% Senior Notes due 2049	4.570% Senior Notes due 2044
3.400% Senior Notes due 2051	4.870% Senior Notes due 2044
4.100% Senior Notes due 2051
4.560% Senior Notes due 2064
1As at September 30, 2022, the aggregate outstanding principal amount of the Enbridge US dollar denominated notes was approximately US$11.0 billion.
2As at September 30, 2022, the aggregate outstanding principal amount of the Enbridge Canadian dollar denominated notes was approximately $9.0 billion.

Rule 3-10 of the US SEC Regulation S-X provides an exemption from the reporting requirements of the Exchange Act for fully consolidated subsidiary issuers of guaranteed securities and subsidiary guarantors and allows for summarized financial information in lieu of filing separate financial statements for each of the Partnerships.

The following Summarized Combined Statement of Earnings and Summarized Combined Statements of Financial Position combines the balances of EEP, SEP and Enbridge.
Summarized Combined Statement of Earnings

Nine months ended September 30,	2022
(millions of Canadian dollars)
Operating loss	(124)
Earnings	333
Earnings attributable to common shareholders	3

Summarized Combined Statements of Financial Position

	September 30, 2022	December 31, 2021
(millions of Canadian dollars)
Accounts receivable from affiliates	2,482	3,442
Short-term loans receivable from affiliates	8,613	4,947
Other current assets	433	605
Long-term loans receivable from affiliates	45,857	51,983
Other long-term assets	4,609	3,732
Accounts payable to affiliates	1,339	1,982
Short-term loans payable to affiliates	3,368	2,891
Other current liabilities	6,097	8,110
Long-term loans payable to affiliates	39,208	41,370
Other long-term liabilities	48,842	41,353
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

LEGAL AND OTHER UPDATES

LIQUIDS PIPELINES

Line 5 Easement
On July 23, 2019, the Bad River Band of the Lake Superior Tribe of Chippewa Indians (the Band) filed a complaint in the United States District Court for the Western District of Wisconsin (the Court) over our Line 5 pipeline and right-of-way across the Bad River Reservation (the Reservation). Only a small portion of the total easements across 12 miles of the Reservation are at issue. The Band alleges that our continued use of Line 5 to transport crude oil and related liquids across the Reservation is a public nuisance under federal and state law and that the pipeline is in trespass on certain tracts of land in which the Band possesses ownership interests. The complaint seeks an order prohibiting us from using Line 5 to transport crude oil and related liquids across the Reservation and requiring removal of the pipeline from the Reservation. Subsequently amended versions of the complaint also seek recovery of profits-based damages based on an unjust enrichment theory. Enbridge has responded to each claim in the initial and amended complaints with an answer, defenses and counterclaims.

On August 29, 2022, the Government of Canada released a statement formally invoking the dispute settlement provisions of the 1977 Transit Pipelines Treaty in respect of this litigation; reiterating its concerns about the uninterrupted transmission of hydrocarbons through Line 5. On September 7, 2022, the Court issued a decision on cross-motions for summary judgment. The Court determined that the Band’s nuisance claim raised factual issues that could not be resolved on summary judgment. The Court further determined that Enbridge is in trespass on certain tracts on the Reservation and that the Band is entitled to some measure of profits-based damages and to an injunction, with the level of damages and scope of the injunction to be determined at trial, which occurred between October 24 and November 1, 2022. While the Court reserved judgment at the conclusion of the trial, the summary judgment decision and subsequent pre-trial decisions provide that the Court will assess trespass damages calculated using a pro-rata share of Enbridge’s profits from the operation of the pipeline attributable to the 12 disputed parcels compared to the pipeline as a whole rather than the profits associated with the entire length of the pipeline, as the Band sought. The Court has also stated that any injunction will not result in the immediate closure of the pipeline but also will not allow the pipeline to operate indefinitely.

Michigan Line 5 Dual Pipelines - Straits of Mackinac Easement
In 2019, the Michigan Attorney General (AG) filed a complaint in the Michigan Ingham County Circuit Court (the Circuit Court) that requests the Circuit Court to declare the easement granted in 1953 that we have for the operation of Line 5 in the Straits of Mackinac (the Straits) to be invalid and to prohibit continued operation of Line 5 in the Straits. On December 15, 2021, we removed the case to the US District Court in the Western District of Michigan (US District Court), where it was assigned to Judge Janet T. Neff. The removal of the AG’s case to federal court follows a November 16, 2021 ruling which held that the similar (and now dismissed) 2020 lawsuit brought by the Governor of Michigan to force Line 5’s shutdown raised important federal issues that should be heard in federal court. On December 21, 2021, the AG made a request to file a remand motion and on December 28, 2021, we responded to her request to file that motion. On January 5, 2022, the court issued an Order allowing the AG to file a motion to remand the 2019 case. The AG’s motion and brief were filed on January 14, 2022, and our response was filed on February 11, 2022. The motion was fully briefed in March 2022. On August 18, 2022, Judge Neff denied the AG’s motion to remand which now remains in the US District Court. On August 30, 2022, the AG filed a motion to certify the US District Court’s August 18 Order to pursue an appeal on the jurisdictional issue, which Enbridge opposed. We anticipate a decision on the jurisdictional issue in 2022.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at September 30, 2022, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

On October 17, 2022, four separate comprehensive enforcement resolutions were announced with the Minnesota Pollution Control Agency, Minnesota Department of Natural Resources (DNR), Fond du Lac Band of Lake Superior Chippewa, and Minnesota Attorney General’s Office related to alleged violations that occurred during construction of L3R. As part of these agreements, together with the DNR’s previous Administrative Penalty Order, Enbridge will provide the various entities a total of approximately US$11 million, approximately US$7.5 million of which is to provide financial assurances and fund multiple environmental and resource enhancement projects. The Minnesota Attorney General has filed a misdemeanor criminal charge for the taking of water without a permit at the Clearbrook aquifer, with this charge against us to be dismissed following one year of compliance with the state water appropriation rules. For additional information, please see our 2021 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2021, which could materially affect our financial condition or future results. There have been no material modifications to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
July 2022 (July 1 - July 31)	—	N/A	—	28,324,366
August 2022 (August 1 - August 31)	—	N/A	—	28,324,366
September 2022 (September 1 - September 30)	—	N/A	—	28,324,366
1On December 31, 2021, the Toronto Stock Exchange (TSX) approved our NCIB to purchase, for cancellation, up to 31,062,331 of the outstanding common shares of Enbridge to an aggregate amount of up to $1.5 billion, subject to certain restrictions on the number of common shares that may be purchased on a single day. Purchases under the NCIB may be made through the facilities of the TSX, the New York Stock Exchange and other designated exchanges and alternative trading systems. Our NCIB commenced on January 5, 2022, and continues until January 4, 2023, when it expires, or such earlier date on which we have either acquired the maximum number of common shares allowable or otherwise decide not to make further repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Each exhibit identified below is included as a part of this quarterly report. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description
3.1	Certificate and Articles of Amendment, dated September 15, 2022 (incorporated by reference to Exhibit 3.1 to Enbridge’s Current Report on Form 8-K filed September 20, 2022)
3.2	Certificate and Articles of Amendment, dated September 15, 2022 (incorporated by reference to Exhibit 3.2 to Enbridge’s Current Report on Form 8-K filed September 20, 2022)
4.1
Ninth Supplemental Indenture between the Corporation and Deutsche Bank Trust Company Americas, dated September 20, 2022 (incorporated by reference to Exhibit 4.1 to Enbridge’s Current Report on Form 8-K filed September 20, 2022)

4.2
Tenth Supplemental Indenture between the Corporation and Deutsche Bank Trust Company Americas, dated September 20, 2022 (incorporated by reference to Exhibit 4.2 to Enbridge’s Current Report on Form 8-K filed September 20, 2022

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

ENBRIDGE INC.
(Registrant)

Date:	November 4, 2022	By:	/s/ Al Monaco
Al Monaco President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Vern D. Yu
Vern D. Yu Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)