Form 10-K/A
period 2022-12-31
ENBRIDGE INC
filed 2023-03-06
CIK 895728

Table of Contents

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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).
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

Table of Contents
EXPLANTORY NOTE
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
10-K
from its management proxy circular.
Enbridge Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 20
2
2
 (the “Original Filing”) on February 10, 2023. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
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
All references to our websites and to our Canadian management proxy circular, dated March 2, 2023 and filed with the SEC on March 6, 2023 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF REGISTRANT

Director nominee profiles

Shareholders elect directors to the Board for a term of one year, expiring at the end of the next annual meeting. The profiles that follow provide information about the nominated directors, including their backgrounds, experience, current directorships, Enbridge securities held and the Board committees they sit on. Additional information regarding skills and experience of our directors can be found beginning on page 14.

Mayank (Mike) M. Ashar
Age 67 Calgary, Alberta, Canada Independent Director since July 29, 2021 Latest date of retirement: May 2030 2022 annual meeting votes for: 99.45%

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

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Governance		4 out of 4	100%
	Human Resources and Compensation		5 out of 5	100%
	Total		23 out of 23	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	64,000	10,248	$3,902,475	$1,219,500
	Other board/board committee memberships[6]
	Public[6]
	Teck Resources Ltd. (public mining and mineral development company)[7]		• Director • Member, audit committee and compensation committee

Gaurdie E. Banister
Age 65 Houston, Texas, USA Independent Director since November 4, 2021 Latest date of retirement: May 2033 2022 annual meeting votes for: 99.47%

Mr. Banister was President and CEO of Aera Energy LLC, an oil and gas exploration and production company jointly owned by Shell Oil Company and ExxonMobil from 2007 to 2015. Prior to that, Mr. Banister held various senior leadership positions at Shell from 1980 to 2007. Mr. Banister holds a BA Sc (Metallurgical Engineering) from South Dakota School of Mines and Technology. In February 2023, Mr. Banister was recognized as one of the Top 25 Black Board Members in the U.S. by Board Prospects.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Audit, Finance and Risk		5 out of 5	100%
	Safety and Reliability		4 out of 4	100%
	Total		23 out of 23	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	16,449	8,113	$1,290,979	$1,219,500
	Other board/board committee memberships[6]
	Public[6]
	Dow, Inc. (public materials science company)		• Director • Member, compensation and leadership development committee and the health, safety, environment and technology committee
	Private[6]
	Russell Reynolds Associates (private leadership advisory and search firm)		• Chair • Member, compensation committee
	Different Points of View (private leadership and safety advisory firm)		• Chair & Chief Executive Officer
	Former US-listed company directorships (last 5 years)

	Tyson Foods

	Bristow Group Inc.

	Marathon Oil Corporation

Pamela L. Carter
Age 73 Franklin, Tennesee, USA Independent Director since February 27, 2017 Latest date of retirement: May 2025 2022 annual meeting votes for: 96.47%

Ms. Carter was appointed as Chair of the Board effective January 1, 2023. and has served as a director since February 27, 2017. She was the Vice President of Cummins Inc. and President of Cummins Distribution Business, a division of Cummins Inc., a designer, manufacturer and marketer of diesel engines and related components and power systems, from 2008 until her retirement in 2015. Ms. Carter joined Cummins Inc. in 1997 as Vice President – General Counsel and Corporate Secretary and held various management positions within Cummins. Prior to joining Cummins Inc., Ms. Carter served in the private practice of law as partner and associate and in various capacities with the State of Indiana, including Parliamentarian in the Indiana House of Representatives, Deputy Chief-of-Staff to Governor Evan Bayh, Executive Assistant for Health Policy and Human Services and Securities Enforcement Attorney for the Office of the Secretary of State. She served as the Attorney General for the State of Indiana from 1993 to 1997 and was the first African American woman to be elected state attorney general in the U.S.

Ms. Carter holds a BA (Bachelor of Arts) from the University of Detroit, MSW (Master of Social Work) from the University of Michigan, JD (Doctor of Jurisprudence) from McKinney School of Law, Indiana University, and attended the Harvard Kennedy School in Public Administration for Senior Executives in State Government.

Ms. Carter received a 2018 Sandra Day O’Connor Board Excellence Award honoring her for her demonstrated commitment to board excellence and diversity. She also received an award as one of the top 100 board members from NACD in 2018 and top 25 director from Black Enterprise, 2018. Ms. Carter was named by Savoy Magazine as one of the 2021 Most Influential Black Corporate Directors.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Sustainability		4 out of 4	100%
	Human Resources and Compensation (Chair)[8]		4 out of 4	100%
	Total		22 out of 22	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	48,097	18,896	$3,521,152	$1,219,500
	Other board/board committee memberships[6]
	Public[6]
	Hewlett Packard Enterprise Company (public technology company)		• Director • Chair, human resources and compensation committee • Member, audit committee
	Broadridge Financial Solutions Inc. (public financial services company)		• Director • Chair, audit committee • Member, governance and nominating committee
	Former US-listed company directorships (last 5 years)
	CSX Corporation

Susan M. Cunningham
Age 67 Houston, Texas, USA Independent Director since February 13, 2019 Latest date of retirement: May 2031 2022 annual meeting votes for: 97.34%

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

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Sustainability (Chair)		4 out of 4	100%
	Human Resources and Compensation		5 out of 5	100%
	Safety and Reliability[9]		2 out of 2	100%
	Total		25 out of 25	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	2,581	16,760	$1,016,563	$1,219,500
	Other board/board committee memberships[6]
	Public[6]
	Chord Energy Corporation (formerly known as “Whiting Petroleum Corporation”) (public oil and gas exploration and production)		• Director • Chair, environmental, social and governance committee • Member, audit committee
	Former US-listed company directorships (last 5 years)
	Oil Search Limited

Gregory L. Ebel
Age 58 Houston, Texas, USA Not Independent Director since February 27, 2017 Latest date of retirement: May 2039 2022 annual meeting votes for: 85.36%

Mr. Ebel has been President & Chief Executive Officer of Enbridge since January 1, 2023. Mr. Ebel was Chair of the Board from February 27, 2017 until December 31, 2022. He served as Chairman, President and CEO of Spectra Energy Corp (“Spectra Energy”) from 2009 until February 27, 2017. Prior to that time, Mr. Ebel served as Spectra Energy’s Group Executive and Chief Financial Officer beginning in 2007. He served as President of Union Gas Limited from 2005 until 2007, and Vice President, Investor Shareholder Relations of Duke Energy Corporation from 2002 until 2005. Mr. Ebel joined Duke Energy in 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel holds a BA (Bachelor of Arts, Honours) from York University and is a graduate of the Advanced Management Program at the Harvard Business School. Mr. Ebel has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

	Enbridge Board/Board committee memberships[10]		Meeting attendance[1]
	Board of Directors		13 out of 14	93%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares (excluding stock options)[4]	Minimum required[11]
	651,845	50,179	$36,898,381	N/A
	Other board/board committee memberships[6]
	Public[6]
	The Mosaic Company (public producer and marketer of concentrated phosphate and potash)		• Chair of the Board • Member, audit committee and corporate governance and nominating committee
	Former US-listed company directorships (last 5 years)
	Baker Hughes Company

Jason B. Few
Age 56 Westport, Connecticut, USA Independent Director since May 4, 2022 Latest date of retirement: May 2041 2022 annual meeting votes for: 90.03%

Mr. Few is President & CEO of FuelCell Energy, Inc., a global leader in manufacturing stationary fuel cell energy platforms for decarbonizing power and producing hydrogen. FuelCell Energy’s purpose is to enable a world empowered by clean energy. For more than 35 years, he has been a business leader, entrepreneur, and technology leader across various industries. He is also the founder and senior managing partner of BJF Partners, LLC, a privately held strategic transformation consulting firm, where he has served since 2016. Mr. Few has worked at the intersection of transformation across technology and energy for Global Fortune 500, small/mid-cap, and privately held energy, technology, and telecommunication firms, including NRG/Reliant, Continuum Energy, Motorola, AT&T, and Sustayn Analytics L.L.C. Mr. Few holds an MBA (Master of Business Administration) from Northwestern University’s J.L. Kellogg School of Management, and a BBA (Computer systems in Business) from Ohio University School of Business.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors[12]		11 out of 11	100%
	Audit, Finance and Risk[12]		N/A	N/A
	Sustainability[12]		2 out of 2	100%
	Safety and Reliability[12]		2 out of 2	100%
	Total		15 out of 15	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	-	2,263	$118,943	$1,219,500
	Other board/board committee memberships[6]
	Public[6]
	FuelCell Energy, Inc. (public molten carbonate fuel cell technology company)		• Director • Chair, executive committee
	Private[6]
	Atlantic Aviation (flight support and ground handling services)		• Director • Member, ESG committee
	Former US-listed company directorships (last 5 years)
	Marathon Oil Corporation

Teresa S. Madden
Age 67 Boulder, Colorado, USA Independent Director since February 12, 2019 Latest date of retirement: May 2031 2022 annual meeting votes for: 96.77%

Ms. Madden was the Executive Vice President and Chief Financial Officer of Xcel Energy, Inc., an electric and natural gas utility, from 2011 until her retirement in 2016. She joined Xcel in 2003 as Vice President, Finance, Customer & Field Operations and was named Vice President and Controller in 2004. Prior thereto, Ms. Madden held positions with Rogue Wave Software, Inc. as well as New Century Energies and Public Service Company of Colorado, predecessor companies of Xcel Energy. Ms. Madden holds a BS (Bachelor of Science) in Accounting from Colorado State University and an MBA (Master of Business Administration) from Regis University. Ms. Madden has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Audit, Finance and Risk (Chair)		5 out of 5	100%
	Governance		4 out of 4	100%
	Total		23 out of 23	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	1,000	17,148	$953,859	$1,219,500
	Other board/board committee memberships[6]
	Public[6]
	The Cooper Companies, Inc. (public medical device company)		• Director • Chair, audit committee • Member, organization and compensation committee
	Former US-listed company directorships (last 5 years)
	Peabody Energy Corp.

Stephen S. Poloz
Age 67 Ottawa, Ontario, Canada Independent Director since June 4, 2020 Latest date of retirement: May 2031 2022 annual meeting votes for: 97.66%

Mr. Poloz was Governor of the Bank of Canada from 2013 to 2020, in which capacity he served as Chair of the Board of Directors, and on the Board of Directors of the Bank for International Settlements (BIS). Prior to this, Mr. Poloz spent 14 years with Export Development Canada, in various roles including Chief Economist, Head of Lending, and President & Chief Executive Officer. He previously spent 5 years as managing editor of The International Bank Credit Analyst at BCA Research, and 14 years at the Bank of Canada in economic research and forecasting. He holds an Honours BA in Economics from Queen’s University, and an MA and PhD in Economics from the University of Western Ontario. He is an Honourary Certified International Trade Professional and a graduate of Columbia University’s Senior Executive Program. He is also author of The Next Age of Uncertainty: How the World Can Adapt to a Riskier Future, published by Penguin Random House Canada.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Audit, Finance and Risk		5 out of 5	100%
	Governance (Chair)		4 out of 4	100%
	Safety and Reliability[13]		2 out of 2	100%
	Total		25 out of 25	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	-	13,751	$722,753	$1,219,500
	Other board/board committee memberships[6]
	Public[6]
	CGI Inc. (public IT and business consulting services company)		• Director • Member, audit and risk management committee

	Private[6]
	Omni Conversion Technologies Inc. (private waste conversion company)		• Director • Chair, governance and talent committee

S. Jane Rowe
Age 63 Toronto, Ontario, Canada Independent Director since November 4, 2021 Latest date of retirement: May 2034 2022 annual meeting votes for: 99.43%

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

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Governance		4 out of 4	100%
	Human Resources and Compensation		5 out of 5	100%
	Total		23 out of 23	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	19,100	4,056	$1,217,079	$1,219,500
	Other board/board committee memberships[6]
	Public[6]

	TD Bank Financial Group		• Director • Member, audit committee

	Private[6]
	CFPT Trustee Inc.		• Director • Chair, human resources and compensation committee • Member, audit committee
	Kipling Investments Belgium NV		• Director

Dan C. Tutcher
Age 74 Houston, Texas, USA Independent Director since May 3, 2006 Latest date of retirement: May 2024 2022 annual meeting votes for: 97.39%

Mr. Tutcher is on the Board of Directors of Gulf Capital Bank, where he is Chair of the Governance Committee. Mr. Tutcher was Managing Director, Public Securities on the Energy Infrastructure Equities team for Brookfield’s Public Securities Group from October 2018 until February 2021. Prior to joining Brookfield in 2018, Mr. Tutcher was President & Chair of the Board of Trustees of Center Coast MLP & Infrastructure Fund since 2013 and a Principal in Center Coast Capital Advisors L.P. since its inception in 2007. He was the Group Vice President, Transportation South of Enbridge, as well as President of Enbridge Energy Company, Inc. (general partner of former Enbridge sponsored affiliate Enbridge Energy Partners, L.P.) and Enbridge Energy Management, L.L.C. (another former Enbridge sponsored vehicle) from May 2001 until May 1, 2006. From 1992 to May 2001, he was the Chair of the Board of Directors, President & Chief Executive Officer of Midcoast Energy Resources, Inc. Mr. Tutcher holds a BBA (Bachelor of Business Administration) from Washburn University.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Sustainability		3 out of 4	75%
	Safety and Reliability (Chair)		3 out of 4	75%
	Total		20 out of 22	91%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	626,649	173,545	$42,058,197	$1,219,500
	Other board/board committee memberships[6]
	Private[6]
	Gulf Capital Bank		• Director • Chair, governance committee

Steven W. Williams
Age 67 Calgary, Alberta, Canada Independent Director since May 4, 2022 Latest date of retirement: May 2031 2022 annual meeting votes for: 99.52%

Mr. Williams has more than 40 years of international energy industry experience. He served as Chief Executive Officer of Suncor Energy from 2012 to 2019 and as President from 2011 to 2018. Prior to that, Mr. Williams held various senior leadership roles at Suncor and 18 years at Esso/Exxon. Mr. Williams is one of 12 founding Chief Executive Officers of Canada’s Oil Sands Innovation Alliance and attended the 2015 United Nations Climate Change Conference in Paris, France as an official member of the Government of Canada delegation. Mr. Williams has a BSc (Honours) in chemical engineering from Exeter University and is a Fellow of the Institution of Chemical Engineers. He is also a graduate of the business economics program at Oxford University and the advanced management program at Harvard Business School. Mr. Williams is a member of the ICD.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors[14]		11 out of 11	100%
	Audit, Finance and Risk[14]		3 out of 3	100%
	Human Resources and Compensation (Chair)[14]		1 out of 1	100%
	Safety and Reliability[14]		2 out of 2	100%
	Total		17 out of 17	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares and DSUs[4]	Minimum required[5]
	5,000	4,565	$502,736	$1,219,500

	Other board/board committee memberships[6]

	Public[6]
	Alcoa Inc. (public aluminum manufacturing company)		• Chair of the Board

[1]	Percentages are rounded to the nearest whole number. Includes all meetings held in 2022.
[2]	Based on information provided by the director nominees and is as at March 2, 2023.
[3]	DSUs refer to deferred share units and are defined on page 65 of this Amendment No. 1 on Form 10-K/A.
[4]	Total market value = number of common shares or DSUs × closing price of Enbridge shares on the TSX on March 2, 2023 of $52.56, rounded to the nearest dollar.
[5]

Directors must hold at least three times their annual US$300,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.3550, the published WM/Reuters 4 pm London exchange rate for December 30, 2022. All current directors meet or exceed this requirement except Mses. Cunningham, Madden and Rowe, who have until February 13, 2024, February 12, 2024 and November 4, 2026, respectively, and Messrs. Few, Williams and Poloz, who have until May 4, 2027, May 4, 2027, and June 4, 2025, respectively, to meet this requirement.

[6]

Public means a corporation or trust that is a reporting issuer in Canada, a registrant in the U.S., or both, that has publicly listed equity securities. Private means a corporation or trust that is not a reporting issuer or registrant.

[7]	Mr. Ashar will not be standing for re-election as a director of Teck Resources Ltd. in 2023.
[8]	Ms. Carter ceased being Chair, and a member of the Human Resources and Compensation Committee, on November 29, 2022. She was appointed Chair of the Board effective January 1, 2023.
[9]	Ms. Cunningham ceased being a member of the Safety and Reliability Committee on May 4, 2022.
[10]	Mr. Ebel is not a member of any Board committee, but as President & CEO he attends their meetings at the request of such committees.
[11]	As President & CEO, Mr. Ebel is required to hold Enbridge shares equal to six times his base salary (see page 47).
[12]	Mr. Few was appointed to the Board, Sustainability Committee and Safety and Reliability Committee on May 4, 2022 and was appointed to the Audit, Finance and Risk Committee effective January 1, 2023.
[13]	Mr. Poloz ceased being a member on the Safety and Reliability Committee on May 4, 2022.
[14]

Mr. Williams was appointed to the Board, Audit, Finance and Risk Committee and Safety and Reliability Committee on May 4, 2022. He was appointed Chair of the Human Resources and Compensation Committee on November 29, 2022. He ceased being a member of the Audit, Finance and Risk Committee effective January 1, 2023.

Independence

The majority of our directors must be independent, as defined by Canadian securities regulators in NI 52-110, New York Stock Exchange (“NYSE”) rules and the rules and regulations of the SEC. Our Governance Guidelines, available on our website (enbridge.com), provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if a director is independent and makes this determination annually or more often, if required.

The Board has determined that 10 of our 11 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Each of the Board’s five standing committees is comprised entirely of independent directors.

The Governance Committee is responsible for ensuring the Board functions independently of management.

Current Board committee participation

The following table outlines Board committee participation as of the date of the Circular. Each of our Board committees is comprised entirely of independent Board members. Gregory L. Ebel is not a member of any Board committees; he attends committee meetings in his capacity as President & CEO.

Audit, Finance and Risk Committee	Sustainability Committee	Governance Committee	Human Resources and Compensation Committee	Safety and Reliability Committee

Teresa S. Madden (Chair)	Susan M. Cunningham (Chair)	Stephen S. Poloz (Chair)	Steven W. Williams (Chair)	Dan C. Tutcher (Chair)

Gaurdie E. Banister	Pamela L. Carter	Mayank M. Ashar	Mayank M. Ashar	Gaurdie E. Banister

Jason B. Few	Jason B. Few	Teresa S. Madden	Susan M. Cunningham	Jason B. Few

Stephen S. Poloz	Dan C. Tutcher	S. Jane Rowe	S. Jane Rowe	Steven W. Williams

[1]

Ms. Madden and Mr. Few each qualify as an audit committee financial expert, as defined under the U.S. Securities Exchange Act of 1934, as amended. The Board has also determined that all members of the Audit, Finance and Risk Committee are financially literate according to the meaning of National Instrument 52-110 – Audit Committees and the rules of the NYSE.

Mix of skills and experience

We maintain a skills and experience matrix for our directors that we use in our assessment of Board composition and in the recruitment of new directors. The table below indicates each director nominee’s skills and experience, based on self-assessments.

Area

Primary Industry Background

Energy	●	●	●	●	●	●	●			●	●

Utilities		●	●		●	●	●				●

Industrial	●	●	●		●	●					●

Financial Services			●		●			●	●	●

Functional Experience

Accounting/Finance/Audit/Economics[1]	●	●	●	●	●	●	●	●	●	●	●

Capital Markets and Mergers and Acquisitions[2]		●	●	●	●	●	●		●	●	●

CEO/Executive Leadership[3]	●	●	●	●	●	●	●	●	●	●	●

Energy Transition[4]	●	●	●	●	●	●	●			●	●

ESG, Corporate Social Responsibility and Sustainability[5]	●	●	●	●	●	●	●	●	●	●	●

Governance[6]	●	●	●	●	●	●	●	●	●	●	●

Government, Policy, Legal and Regulatory[7]	●	●	●	●	●	●	●	●	●	●	●

Health, Safety and Environment[8]	●	●	●	●	●	●	●			●	●

Human Resources/Compensation[9]	●	●	●	●	●	●	●	●	●	●	●

Industry – Energy/Midstream/Utilities/ Transportation[10]	●	●	●	●	●	●	●	●	●	●	●

International Business[11]	●	●	●	●	●	●	●	●	●	●	●

Operations[12]	●	●	●	●	●	●		●	●	●	●

Risk Management[13]	●	●	●	●	●	●	●	●	●	●	●

Strategy and Leading Growth[14]	●	●	●	●	●	●	●	●	●	●	●

Information Technology/Cybersecurity[15]		●	●	●	●	●	●				●

[1]	Experience in financial accounting, reporting and corporate finance with knowledge of internal controls.
[2]	Experience with capital raising transactions and M&A transactions.
[3]	Experience as a CEO, CFO or executive officer of a publicly listed company or major organization.
[4]	Experience with policy, regulations, operations, transactions relating to renewable energy sources, new energy technologies, and climate change.
[5]	Understanding of ESG, corporate social responsibility and sustainability practices and their relevance to corporate success.
[6]	Experience as a board member of a publicly listed company or major organization.
[7]	Experience in, or a strong understanding of, the workings of government and public policy in Canada, U.S. and internationally, legal and regulatory, and in stakeholder engagement or management.
[8]	Thorough understanding of industry regulations and public policy and leading practices of workplace safety, health and the environment.
[9]	Strong understanding of compensation, benefit and pension programs, legislation and agreements, with specific expertise in executive compensation programs.
[10]	Experience in the energy industry (including pipelines), and knowledge of markets, financials, operational issues and regulatory issues.
[11]	Experience working in a major organization with global operations where Enbridge is or may be active.
[12]	Experience overseeing operations as a senior executive with a strong understanding of operating plans and business strategy.
[13]	Experience in risk governance, including oversight of annual review of principal risks or identifying principal risks, or monitoring or implementing a risk management program.
[14]	Experience driving strategic direction and leading growth of an organization.
[15]	Experience in information technology and data security systems.

EXECUTIVE OFFICERS OF REGISTRANT

The information regarding executive officers is included in Part I. Item 1. Business - Executive Officers of the Original Filing and is accordingly not included in this Amendment No. 1.

CORPORATE GOVERNANCE

Regulations, rules and standards

Enbridge is a “foreign private issuer” pursuant to applicable U.S. securities laws. Accordingly, Enbridge is permitted to follow home country practice instead of certain governance requirements set out in the NYSE rules, provided we disclose any significant differences between our governance practices and those required by the NYSE. Further information regarding those differences is available on our website (enbridge.com).

We have a comprehensive system of stewardship and accountability that meets applicable Canadian and U.S. requirements, including:

•

Canadian Securities Administrators National Policy 58-201 – Corporate Governance Guidelines, National Instrument 58-101 – Disclosure of Corporate Governance Practices and National Instrument 52-110 – Audit Committees;

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

The Board approved a revised Statement on Business Conduct in 2022, which became effective on June 13, 2022. The latest version of the Statement on Business Conduct is available on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the Statement on Business Conduct by posting such information on our website at enbridge.com.

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

During January 2023, all employees and contingent workers active in the Company’s human resources information system were required to complete online Statement on Business Conduct training, certify their compliance and declare any real or potential conflicts of interest. As of the date of the Circular, approximately 99.9% of these Enbridge employees and contingent workers had certified compliance with the Statement on Business Conduct for the year ended December 31, 2022.

AUDIT, FINANCE & RISK COMMITTEE

The Audit, Finance and Risk Committee fulfills public company audit committee obligations and assists the Board with oversight of the integrity of the company’s financial statements; the company’s compliance with legal and regulatory requirements; the independent auditor’s qualifications and independence; and the performance of the company’s internal audit function and external auditors. The committee also assists the Board with the company’s risk identification, assessment and management program.

Financial literacy

The Board defines an individual as financially literate if he or she can read and understand financial statements that are generally comparable to ours in breadth and complexity of issues. The Board has determined that all of the members of the Audit, Finance and Risk Committee are financially literate according to the meaning of NI 52-110 and the rules of the NYSE. It has also determined that Ms. Madden and Mr. Few qualify as “audit committee financial experts” as defined by the Exchange Act. The Board bases this determination on each director’s education, skills and experience.

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

Board interlocks

As at March 2, 2023, no two director nominees are members of the same board of directors of another public company.

Executive Compensation

Compensation discussion and analysis
The following compensation discussion and analysis describes the 2022 compensation programs for our Named Executive Officers (“NEOs”). As of December 31, 2022, our NEOs were:
Al Monaco[1] President & Chief Executive Officer (CEO)

Vern D. Yu2 Executive Vice President Corporate Development & Chief Financial Officer (CFO)

Cynthia Hansen[3] Executive Vice President & President, Gas Transmission & Midstream

Colin K. Gruending Executive Vice President & President, Liquids Pipelines

William T. Yardley[4] Former Executive Vice President & President, Gas Transmission & Midstream

Robert R. Rooney Executive Vice President & Chief Legal Officer (CLO)

President & Chief Executive Officer transition effective January 1, 2023

In October 2022, after more than 27 years of dedicated service with Enbridge, Mr. Monaco announced his retirement as President & CEO, effective December 31, 2022. After considering internal and external candidates, the Board appointed Gregory L. Ebel to succeed Mr. Monaco as President & CEO. Prior to his appointment as President & CEO, Mr. Ebel held the position of Chair of the Enbridge Board since 2017, providing (along with the Board) strategic oversight and leadership to the Company throughout its ongoing transformation. Prior to his role as Chair of the Board, Mr. Ebel served as Chairman, President & CEO of Spectra Energy Corp (“Spectra Energy”) from 2009 until February 27, 2017. To support Mr. Ebel through a seamless transition, Mr. Monaco will serve as an advisor to the President & CEO until June 30, 2023.

Executive summary

The HRC Committee works on behalf of shareholders to ensure our executive compensation programs are aligned with performance, designed to retain top talent and motivate Enbridge’s senior leaders to bring our vision, values and strategy to life. We are pleased to share our approach to executive compensation and highlight the key accomplishments we considered in determining the 2022 compensation awarded to our executive leadership team. Guided by our compensation philosophy and principles, the decisions on executive compensation reflect our ongoing focus to drive sustainable growth and create long-term value, ensuring we are first choice partners to our customers, communities, investors and employees.

[1]	Mr. Monaco served as President & CEO until December 31, 2022 and will serve as an advisor until June 30, 2023.
[2]	Mr. Yu served as Executive Vice President & CFO from January 1 to February 28, 2022 and Executive Vice President Corporate Development & CFO from March 1 to December 31, 2022.
[3]

Ms. Hansen served as Executive Vice President & President, Gas Distribution & Storage from January 1 to February 28, 2022 and Executive Vice President & President, Gas Transmission & Midstream from March 1 to December 31, 2022.

[4]

Mr. Yardley served as Executive Vice President & President, Gas Transmission & Midstream from January 1 to February 28, 2022 and served as an advisor from March 1, 2022 until his retirement date of May 31, 2022.

Advancing strategic priorities

Enbridge’s 2022 Strategic Plan focused on maximizing asset returns and executing on our secured capital program to drive near-term growth. Disciplined investment of our $5-6 billion of investment capacity through our well-established capital allocation framework supports medium to long-term growth and maximizes shareholder value, while maintaining balance sheet strength and flexibility. This is achieved through investments in both conventional and lower-carbon opportunities that are aligned with our low-risk business model as well as opportunistic deployments of capital to alternative opportunities, including tuck-in M&A and activities that drive shareholder value.

Additionally, we have advanced our objectives to lower emissions intensity and to increase workforce diversity across the Company and on our Board. Safe and reliable operation of our assets and people remains the foundation of everything we do, and 2022 was a strong year on that front.

We delivered strong financial results in 2022 and advanced on each of our strategic priorities set out in our 2022 Strategic Plan, in turn driving meaningful value to our shareholders and other stakeholders.

2022 achievements:

•  Achieved leading safety performance across the business

•  Realized strong operating performance across all businesses

•  Achieved excellent financial results, above midpoint of guidance range

•  Announced 28th annual dividend increase

•  Generated 14% total shareholder return (“TSR”)

•  Maintained balance sheet strength and flexibility

•  Placed $4 billion of growth capital into service

•  Secured $8 billion of new organic growth

•  Closed preferred investment in Woodfibre LNG

•  Executed U.S. Gulf Coast crude oil strategy through increased interests in Gray Oak and Cactus II pipelines

•  Executed partnership with Athabasca Indigenous Investments (“Aii”)

•  Enhanced renewable growth platform through acquisition of Tri Global Energy (“TGE”)

•  Advanced low-carbon opportunities across the Company

•  Executed against ESG objectives

DCF/share growth1,2

[1]	DCF and DCF per share are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Item 11.
[2]	8% increase shown as compound growth annual rate.

Compensation highlights

In considering executive compensation outcomes for the year, the HRC Committee assessed performance against financial, strategic and operational objectives in areas including safety, growth and ESG that were approved by the Board at the beginning of the year and judged in the context of our compensation philosophy. Furthermore, the HRC Committee and Board reviewed key performance indicators relative to our performance peer group, including TSR, dividend per share growth and earnings per share growth. There were no discretionary adjustments made by the HRC Committee to our 2022 incentive compensation. The HRC Committee reviewed and approved 2022 incentive payouts as shown in the accompanying graphic for our executives that are appropriate and consistent with our pay-for-performance philosophy and shareholder value.

2022 Short-term incentive payout

2020 Performance stock unit payout

Compensation philosophy

Enbridge’s approach to executive compensation is governed by the HRC Committee and approved by the Board. A rigorous pay-for-performance philosophy is embedded in our short-, medium-, and long-term compensation programs and designed with the interests of Enbridge shareholders and other stakeholders, through five main objectives:

Align to Enbridge’s business strategy

•  Our compensation programs are designed to motivate management to deliver exceptional value by focusing on safe, reliable operations while maintaining financial strength and flexibility and executing on growth opportunities consistent with our low-risk business model.

•  Compensation program payouts are designed to align with achievement of our strategic priorities and outcomes.

Align to Enbridge’s values

•  Enbridge is committed to delivering steady, visible and predictable results, and to operating our assets in an ethical and responsible manner.

•  Core to our strategy is our industry-leading approach to ESG performance. Our compensation programs reward behaviours and outcomes aligned to our values, which are closely aligned to ESG goals.

•  We assess performance and compliance against our ESG metrics including, but not limited to, reduction of GHG emissions intensity, increase in diverse employee representation, and diversity and inclusion training.

Attract and retain a highly effective executive team

•  Incenting and engaging a high performing executive team is essential for achieving our strategic goals and building a sustainable future for Enbridge.

•  Total direct compensation is targeted at the median of a single compensation benchmarking peer group of U.S. and Canadian companies to reflect Enbridge’s identity as a North American leader.

•  Compensation programs reward employees for high performance and their potential for future contributions.

Incent and reward for performance

•  Performance is the cornerstone of Enbridge’s executive compensation strategy. Our pay-for-performance approach rewards employees for their contributions to the individual, business unit and enterprise results against objectives that support the achievement of our strategic priorities.

•  A significant portion of the target compensation mix for the President & CEO and the other NEOs is “at risk”. Incentives are “at risk” because payout is not guaranteed, and their value is determined based on each metric’s guidance range and specific performance criteria.

•  When assessing performance, the HRC Committee considers performance results in context of other qualitative factors not captured in the formal metrics, including key performance indicators relative to peers, such as TSR, dividend per share growth, DCF per share growth and others, in addition to qualitative aspects of management’s responsibilities.

Enhance long-term shareholder value

•  Our compensation programs focus management on delivering strategic priorities over the long-term.

•  Mid- and long-term incentives payout over time, encouraging a longer-term view of how we create value for our shareholders.

•  A significant portion of the 2022 target compensation mix for the President & CEO (73%) and NEOs (68%) was linked to mid- and long-term incentive programs.

Compensation policies and practices

Our compensation policies and practices are designed to encourage appropriate behaviours and promote strategic risk management, and are aligned to the interests of our shareholders. The following table outlines Enbridge’s compensation polices and practices that maintain disciplined governance.

What we do

• Use a pay-for-performance philosophy whereby the majority of compensation provided to executives is “at risk”

• Use a blend of short-, medium- and long-term incentive awards that are linked to business plans for the respective timeframe

• Incorporate risk management principles into all decision-making processes to help ensure compensation programs do not encourage inappropriate or excessive risk-taking by executives

• Regularly review executive compensation programs through independent third-party experts and advisors to support regulatory compliance and ongoing alignment with shareholders

• Use both preventative and incident-based safety, environmental and operational metrics that are directly linked to short-term incentive awards with a maximum payout of 2x target

• Have meaningful share ownership requirements that align the interests of executives with those of Enbridge shareholders

•   Benchmark executive compensation programs against a group of similar companies (by organization size, industry and geography) in North America, to confirm that executives are compensated at competitive levels

• Have an Incentive Compensation Clawback Policy

• Use double-trigger change-in-control provisions within all incentive plan agreements

• Hold an annual advisory shareholder vote on our approach to executive compensation, commonly known as “say on pay”

•   Integrate performance against our ESG goals (including safety, GHG emissions intensity reduction and increased diversity and inclusion within Enbridge’s workforce) into the short-term incentive program

• Regularly perform quantitative modelling, and stress test performance and potential compensation scenarios to assess reasonability of executive awards also as compared to our compensation peer group

• Regularly engage with shareholders on our executive compensation program philosophy

What we don’t do

• Count performance stock units or unexercised stock options toward share ownership requirements

• Grant stock options with exercise prices below 100% fair market value or re-price out-of-the-money options

• Use employment agreements with single-trigger voluntary termination rights in favor of executives

• Permit hedging of Enbridge securities by directors, officers, or other employees

• Grant loans to directors or senior executives

• Provide stock options to non-employee directors

• Guarantee bonuses

• Apply tax gross-ups to awards

Compensation governance

Enbridge’s compensation governance structure consists of the Board and the HRC Committee, with HR Consultant Mercer (Canada) Limited (“Mercer”), and others from time to time, providing independent advisory support to the HRC Committee. The HRC Committee reviews the governance structure annually against best practices and regulatory guidance.

Board and HRC Committee

The Board is responsible for the oversight of the compensation principles and programs at Enbridge. The HRC Committee approves major compensation programs and payouts, including reviewing and recommending to the Board the compensation for the President & CEO and appropriate pay relative to peers and performance. The HRC Committee also approves the compensation for the other NEOs.

The HRC Committee assists the Board in carrying out its responsibilities with respect to compensation matters by providing oversight and direction on human resources strategy, policies and programs for the NEOs, other executives and the broader employee base, including compensation, equity incentive plans, pension and benefits as well as talent management, succession planning, workforce recruitment, retention, diversity, equity and inclusion, and employee well-being. The HRC Committee provides oversight regarding the management of broader people-related risk and, in addition, specifically reviews the compensation programs from a risk perspective.

All members of the HRC Committee are independent under the independence standards discussed in this Amendment No. 1 on Form 10-K/A. The members of the HRC Committee are Steven W. Williams (Chair), Mayank (Mike) M. Ashar, Susan M. Cunningham and S. Jane Rowe.

The members of the HRC Committee have experience as members of the compensation committees of other public companies. In addition, the members of the HRC Committee have experience in top leadership roles, strong knowledge of the energy industry, experience as directors of other public companies, and a mix of other relevant skills and experience. This background provides the HRC Committee members with the collective experience, knowledge and skills to effectively carry out their responsibilities. For information on each HRC Committee member’s experience and current service on other public company boards and committees, see the director profiles, beginning on page 2. For information on each HRC Committee member’s skills and experience, see the skills and experience matrix on page 14. For information on each HRC Committee member’s participation on other Enbridge Board committees, see page 13.

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

Since 2002, Mercer, an independent Advisor, has provided guidance to the HRC Committee on compensation matters to ensure Enbridge’s programs are appropriate, market competitive and continue to meet intended goals. Advisory services provided by Mercer include reviewing:

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

Each year, the HRC Committee Chair reviews and approves the terms of engagement with Mercer. The terms specify the work to be done in the year, Mercer’s responsibilities and its fees. Management can also retain Mercer on compensation matters from time to time or for prescribed compensation services. The HRC Committee Chair must, however, approve all services that are not standard in nature, considering whether or not the work would compromise Mercer’s independence.

Management and the HRC Committee engaged Mercer in 2022 to provide analysis and advice on various compensation matters. The following table provides a breakdown of services provided by and fees paid to Mercer and its affiliates (a portion of which relate to risk brokerage service fees paid to Marsh Inc., a Mercer affiliate) by Enbridge and its affiliates in 2022 and 2021:

Nature of work	Approximate fees in 2022 ($)	Approximate fees in 2021 ($)

Executive compensation related fees[1]	382,389	360,744

All other fees[2]	6,938,373	6,772,312

Total	7,320,762	7,133,056

[1]	Includes all fees related to executive compensation associated with the President & CEO and the executive leadership team.
[2]

Includes fees paid for other matters that apply to Enbridge as a whole, such as pension actuarial valuations, renewal and pricing of benefit plans, evaluation of geographic market differences and regulatory proceedings support. Also includes risk brokerage service fees paid to Marsh, Oliver Wyman and Guy Carpenter for services provided to our operating affiliates subject to timing and currency exchange differences.

Compensation risk management

The HRC Committee oversees Enbridge’s compensation programs from the perspective of whether the programs encourage individuals to take inappropriate or excessive risks that are reasonably likely to have a material adverse impact on Enbridge.

Compensation risk mitigation practices

Enbridge uses the following compensation practices to mitigate risk:

•	a pay-for-performance philosophy that is embedded in the compensation design;

•	a mix of pay programs benchmarked against a relevant peer group in terms of both relative proportion and prevalence;

•	a rigorous approach to goal setting and a process of establishing targets with multiple levels of performance, which mitigate excessive risk-taking that could harm Enbridge’s value or reward poor judgment of executives;

•	compensation programs that include a combination of short-, medium- and long-term elements that provide executives with an incentive to consider both the immediate and long-term implications of their decisions;

•	program provisions where executives are compensated for their short-term performance using a combination of safety and operational reliability, financial performance, diversity and inclusion initiatives, reducing GHG emissions intensity, and growth metrics that support a balanced perspective and are a mix of both leading (proactive/preventative) and lagging (incident-based) indicators;

•	performance thresholds that include both minimum and maximum payouts;

•	stock award programs that vest over multiple years and are aligned with overall corporate performance that drives superior value to Enbridge shareholders;

•	share ownership guidelines that require executives to have a meaningful equity stake in Enbridge to align their interests with those of Enbridge shareholders;
•	Insider Trading and Reporting Guidelines that include prohibition on hedging provisions to prevent activities that would weaken the intended pay-for-performance link and alignment with Enbridge shareholders’ interests; and

•	an incentive compensation clawback policy that allows Enbridge to recoup overpayments made to executives in the event of fraud or willful misconduct.

The HRC Committee has considered the concept of risk as it relates to the Company’s compensation programs and has concluded that the programs do not encourage excessive or inappropriate risk-taking and are aligned with the long-term interests of shareholders.

Prohibition on hedging

Enbridge’s Insider Trading and Reporting Guidelines, among other things, prohibit directors, officers, employees and contractors (of Enbridge and its subsidiaries) from purchasing financial instruments that are designed to hedge or offset a decrease in the market value of equity securities granted as compensation or held, directly or indirectly, by such directors, officers, employees and contactors (including the NEOs), as such positions weaken the link between the intended alignment of director and employee interests with shareholder interests. The following activities are specifically prohibited:

•	speculating in securities of Enbridge and its reporting issuer subsidiaries;

•	“short-selling” securities of Enbridge and its reporting issuer subsidiaries (i.e. selling securities that the individual does not own);

•	purchasing or selling call or put options or other derivatives relating to securities of Enbridge and its reporting issuer subsidiaries; and

•	entering into any other financial transaction that is designed to hedge or offset any decrease in the market value of the securities of Enbridge and its reporting issuer subsidiaries.

Clawback policy

The Incentive Compensation Clawback Policy allows Enbridge to recover, from current and former members of senior management, certain incentive compensation amounts awarded or paid to individuals if the individuals engaged in misconduct (defined to include fraud or willful misconduct) that led to inaccurate financial results reporting, regardless of whether the misconduct resulted in a restatement of all or a part of Enbridge’s financial statements.

Annual decision-making process

Compensation decisions are guided by our compensation philosophy and principles as described on page 19. The following illustration provides an overview of our annual process for determining and assessing compensation for the President & CEO and NEOs.

Compensation elements

Enbridge’s compensation program is comprised of elements that balance the use of short-, medium- and long-term vehicles, designed to deliver value to Enbridge shareholders not only in the near-term, but also through continued performance over the long-term. Total direct compensation includes base salary and performance-based incentive awards. The percentage of total target compensation considered at risk for the President & CEO was 89% and an average of 83% for the other NEOs in 2022, and directly aligns pay for our senior leaders to performance outcomes, consistent with the interests of Enbridge shareholders.

The following table describes the primary compensation program components for our NEOs, together with key features, objectives and the time horizon for vesting and/or realized value.

Timeframe	Short-term		Medium-term		Long-term

Variability	Fixed	At-risk variable

Compensation element	Base Salary	Short-term incentive plan (“STIP”)	Performance Stock Units (“PSUs”)	Restricted Stock Units (“RSUs”)	Incentive Stock Options (“ISOs”)

Reference for more information	• Page 27	• Page 27	• Page 32	• Page 34	• Page 35

Key features	• Reviewed annually, with consideration of scope and role responsibilities, competency, and market conditions • Increases based on performance and market data	• Annual incentive reward based on performance against company, business unit, and individual targets	• Granted annually • Three-year term • Payout subject to performance hurdles and results achieved against predetermined criteria	• Granted annually • Three-year cliff vest • Share-settled	• Vest over four years and have a 10-year term • Realized value based on share price difference at grant date and at time of exercise

Objectives	• Fixed cash compensation for performing day-to-day responsibilities of the role	• Motivate delivery of results tied to executing the business strategy • Reward achievement for performance year	• Align with the interests of shareholders • Motivate strong performance relative to external peers and stock price appreciation	• Align with the interests of shareholders • Motivate longer-term value generation and stock price appreciation	• Align with the interests of shareholders • Motivate longer-term value generation and stock price appreciation

Benchmarking to peers

Total direct compensation for the NEOs is managed within a framework that involves input from and consideration by the President & CEO and the HRC Committee, with Mercer providing independent advisory support. The competitiveness of this framework is based on market data extracted from third-party compensation surveys and publicly disclosed executive compensation information for comparable benchmark roles at peer companies.

Enbridge targets overall total direct compensation at the median of our peer group (including the President & CEO position), considering the skills, competencies and experience of each senior executive.

Peer group determination

Enbridge uses a single North American peer group for executive compensation benchmarking. The following summarizes the key considerations and selection criteria for the compensation peer group of companies:

Industry

•  Typically defined as low-risk regulated operations in the North American energy sector.

•  The peer group is limited to those in the energy and infrastructure space, rather than extending to other capital-intensive sectors, and are subject to the same external industry pressures and macroeconomic factors as Enbridge.

•  Aligns Enbridge to pay competitively against “best-in-class” companies whose executives are often the most knowledgeable about Enbridge’s core businesses.

Size/complexity

•  Broadly defined to consider multiple dimensions, including financial (e.g., market capitalization, cash flow, capital employed) and nonfinancial measures (e.g., breadth of operations).

Geography

•  A North American peer group is used because the President & CEO’s and other NEOs’ responsibilities are primarily North American in scope and is generally where we compete for top talent. The majority of our business assets and operations are within the U.S. and Canada, and our shareholders include both U.S. and international institutions.

•  The U.S. market offers more comparable peers in terms of an industry and/or size/complexity perspective; accordingly, our peer group is more weighted heavily towards the U.S.

•  Most Canadian companies are not sufficiently comparable to Enbridge in terms of industry and/or size/complexity, and therefore only appropriate Canadian peers are included in the peer group.

Enbridge’s compensation peer group is reviewed annually by the HRC Committee. The peer group used for determining compensation in 2022 was unchanged from 2021.

2022 compensation peer group

Canadian National Railway Company[1]	NextEra Energy Inc.

Canadian Natural Resources Limited[1]	Occidental Petroleum Corporation

Chevron Corporation	Phillips 66

Conoco Phillips	Schlumberger Limited

Dominion Energy Inc.	Suncor Energy Inc.[1]

Duke Energy Corporation	The Southern Company

Energy Transfer LP	The Williams Companies Inc.

Enterprise Products Partners L.P.	TC Energy Corporation[1]

Halliburton Company	Union Pacific Corporation

Kinder Morgan Inc.

[1]	Canadian company

Peer group comparison

Our peer group contains companies that are generally similar in size to Enbridge, primarily in terms of enterprise value, and secondarily market capitalization and assets. Size constraints were relaxed in certain instances to include companies similar to Enbridge in terms of operational profile. The following graphic summarizes how Enbridge ranks on size-based selection criteria relative to the 2022 compensation peer group.

[1]	U.S. company information has been converted to Canadian dollars at variable rates throughout the year.
[2]	Revenue, EBIT, total assets are as of December 31, 2021. Market value and enterprise value are as of December 31, 2022.

2022 business performance

Priorities		Actions

1.	Ensure safe and reliable operations and cost-efficient transportation solutions for customers

•  Achieved leading performance on employee, contractor and operational safety

•  Executed integrity and maintenance capital programs efficiently and effectively across each business

•  Advanced Gas Transmission modernization program, reducing emissions and enhancing reliability

2.	Execute secured growth capital program and maximize asset returns

•  Placed $4 billion of secured growth capital into service, generating cash flow at an attractive return on invested capital

•  Placed into service our first offshore wind farm in France, the 480 MW Saint-Nazaire project

•  Advanced construction of three additional French offshore wind projects

•  Placed into service the Phase VI expansion of Gulfstream providing additional capacity to serve the Florida market

•  Advanced multi-year modernization program of Gas Transmission system

•  Completed construction of the 230-kilovolt East-West Tie Transmission Project operating in northern Ontario

•  Completed 2022 Gas Utility capital program and added over 45,000 new customers

•  Reached successful customer rate settlement on Texas Eastern Transmission

•  Filed a rate rebasing application for 2024-2028 for Enbridge Gas Inc.

•  Increased economic interest in the Gray Oak Pipeline while reducing economic interest in DCP Midstream through joint venture transaction with Phillips 66

3.	Deliver financial results and maintain balance sheet strength

•  Achieved adjusted EBITDA of $15.5 billion[1], at the top of the guidance range, and an increase over 2021 of 11%

•  Achieved DCF per share of $5.42[1], above the midpoint of the guidance range, and an increase over 2021 of 9%

•  Increased the 2023 quarterly dividend by 3.2% to $0.8875 ($3.55 annualized) per share reflecting the 28th consecutive annual increase

•  Rated BBB+ (or equivalent) by all four of our credit rating agencies

•  Executed robust enterprise-wide financial risk management program to manage foreign exchange and interest rate movements

•  Sold minority interest in certain Regional Oil Sands assets to Aii, recycling capital at an attractive valuation

4.	Grow core business through disciplined investment of $5-6 billion of investment capacity

•  Secured $8 billion of new organic growth, including an expansion of both the T-South (Aspen Point) and T-North (Sunrise Expansion Project) segments of our B.C. Pipeline System, and a 30% investment in Woodfibre LNG

•  Increased ownership interest in Cactus II Pipeline by 10%

•  Acquired TGE, a leading U.S. renewable power project developer

5.	Execute on ESG goals

•  Issued 21st annual Sustainability Report

•  Published our inaugural Indigenous Reconciliation Action Plan

•  Issued $900 million Sustainability-Linked Bond in Canadian debt market

•  Increased representation of diverse employees within our workforce

•  100% employees and contractors completed Indigenous awareness training

[1]	Adjusted EBITDA and DCF per share are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Item 11.

2022 compensation decisions

Market review

In 2022, the HRC Committee engaged Mercer to gather and assess current market compensation data for the NEOs to validate that our programs are appropriate and market competitive. It was concluded that NEO total direct compensation continues to lag the compensation peer group median year over year. The pay gap to market is attributed to lagging base salary levels, and the increase in total direct market data for most positions as energy industry rebounded strongly last year.

Base salary

Base salary is the principal fixed source of cash compensation provided to the President & CEO and other NEOs. Base salary reflects each executive’s level of responsibility, capabilities and experience in the context of their role and the market. Base salaries are reviewed annually and increases may be provided when an executive assumes increased responsibilities or significantly deepens their knowledge and expertise, or when there is a material change in the compensation levels of comparable roles in the compensation peer group. When an executive is new to their role, we generally take a multi-year approach to transitioning their target compensation to the appropriate positioning relative to market comparators.

In 2022, Messrs. Yu and Gruending each received modest base salary increase to better align their positioning relative to the competitive market, as part of a phased-in approach since 2019. Ms. Hansen received a base salary increase upon her promotion to Executive Vice President, Gas Transmission & Midstream to recognize the significant increase in scope and responsibilities, and consideration for external market and internal equity. Messrs. Monaco, Yardley and Rooney received increases in line with the Board approved merit budget.

	Base salary at December 31,

Executive	2021[1] ($)	2022[1] ($)	Change in 2022

Al Monaco	1,712,000	1,763,360	3.0%

Vern D. Yu	707,100	763,700	8.0%

Cynthia L. Hansen[2]	543,400	762,594	40.3%

Colin K. Gruending	679,300	733,644	8.0%

William T. Yardley[3]	794,544	818,380	3.0%

Robert R. Rooney	597,800	615,734	3.0%

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022.
[2]

Ms. Hansen’s salary was paid in Canadian dollars from January 1, 2022 to March 5, 2022, and in U.S. dollars from March 6, 2022 to December 31, 2022. Ms. Hansen was promoted to Executive Vice President, Gas Transmission & Midstream on March 1, 2022 and on March 6, 2022, Ms. Hansen received a 29% base salary increase to recognize her promotion. Subsequent conversion from Canadian to U.S. dollars reflected a total of 40.3% change in base salary.

[3]	Mr. Yardley retired effective May 31, 2022.

Short-term incentive

Designed to motivate and deliver annual corporate, business unit and individual performance

It is critically important to ensure all Enbridge executives are incentivized to achieve not only financial results but also operational results in areas such as safety, growth, and ESG performance. For this reason, our STIP awards are designed to reflect a comprehensive assessment of corporate, business unit and individual performance, as determined by our HRC Committee.

•	Corporate performance. The corporate component of the performance metrics is based on a single, objective company-
wide performance metric that is designed to drive achievement of near-term business priorities and financial results for the organization.

•	Business unit performance. Business unit performance is assessed relative to a scorecard of metrics and targets established for each business and their senior management teams, that relate to the objectives of each business unit.

•

Individual performance. Individual performance objectives and results for the President & CEO are discussed with the Board and approved by the HRC Committee, and are established to align with financial, strategic and operational priorities related to contributions to the overall organization. Individual performance metrics for other NEOs are set in consultation with the President & CEO, to align with financial, strategic and operational priorities and to recognize and differentiate individual actions and contributions in final pay decisions.

Performance metrics and ranges for threshold, target and maximum incentive opportunities for the corporate component of the STIP award are determined by the HRC Committee at the beginning of the year. Each executive’s target award and payout range reflect the level of responsibility associated with their role, as well as competitive practice, and is established as a percentage of base salary.

Business unit weightings also reflect the significance of ESG metrics including, but not limited to, reduction of GHG emissions intensity, increase in diverse employee representation, and diversity and inclusion training.1 Progress towards Enbridge’s ESG goals, as a whole, is reflected in incentive compensation for the President & CEO, senior management and all employees.

[1]

Specific goals regarding diversity and inclusion are aspirational goals which we intend to achieve in a manner compliant with state, local, provincial and federal law, including, but not limited to, U.S. federal regulations, Equal Employment Opportunity Commission, Department of Labor and Office of Federal Contract Compliance Programs.

The HRC Committee retains discretion to change performance measures, scorecards and the award levels when it believes it is reasonable to do so, considering matters such as key performance indicators, performance relative to our compensation peer group, market conditions, and the business environment in which the performance was achieved. In addition, the HRC Committee retains discretion to approve adjustments to the calculated STIP award to reflect extraordinary events and other factors not contemplated in the original measures or targets. In 2022, no such adjustments were made to performance measures, scorecards or award levels.

STIP awards are earned between 0-200% of the target award based on achievement of the applicable corporate, business unit and individual performance metrics and giving effect to the applicable weighting of each metric.

Corporate performance

The corporate performance component is reviewed annually to select measures that align with our strategy and are appropriate for measuring annual performance. The same corporate component metrics and goals apply to each NEO. In February 2022, the HRC Committee approved management’s recommendation to continue to use DCF per share as the corporate performance metric. The HRC Committee retains discretion in assessing the strength of the corporate performance metrics and also retains discretion to determine the overall corporate performance payout.

For 2022, DCF per share targets were set using the external financial guidance range to determine threshold and target payments. For any payout to occur, Enbridge must achieve threshold performance. For a maximum payout to occur, Enbridge must achieve the top of the guidance range, which ensures there is appropriate stretch in the plan.

DCF per share is the approved corporate performance metric for 2022

The HRC Committee believes DCF per share:

•  is the most appropriate measure of financial performance for the enterprise

•  will enhance transparency of Enbridge’s cash flow growth and increase comparability of results relative to peers

•  will help ensure full value recognition for Enbridge’s superior assets and commercial and growth arrangements; and

•  provides a low-risk value proposition for shareholders.

We delivered strong financial results in 2022 and advanced on each of our strategic priorities set out in our 2022 Strategic Plan, placing $4 billion of growth capital into service and securing $8 billion of new organic growth. In 2022, DCF per share achieved above target of the guidance range, determined to be $5.41 and resulted in a 2022 STIP performance multiplier of 1.40x, representing 100% of the corporate performance metric. No discretion was applied beyond standard normalizations.

2022 corporate STIP metric	DCF per share[1]	Performance multiplier[2]

Threshold (guidance minimum)	$5.20	0.5x

Target (guidance midpoint)	$5.35	1.0x

Maximum (guidance maximum)	$5.50	2.0x

Actual	$5.41	1.40x

[1]

DCF per share is a non-GAAP measure; this measure is defined and reconciled in the Non-GAAP and other financial measures section of Item 11. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established - see the Non-GAAP and other financial measures section of Item 11.

[2]	DCF per share between thresholds in this table result in a performance multiplier calculated on a linear basis.

Business unit performance

The HRC Committee approved the application of the following business unit scorecards in 2022 for each of the NEOs:

Executive	Business unit scorecard

Al Monaco[1]	Composite measure

Vern D. Yu	Central Functions

Cynthia L. Hansen[2]	Gas Distribution and Storage (18%) / Gas Transmission and Midstream (82%)

Colin K. Gruending	Liquids Pipelines

William T. Yardley	Gas Transmission and Midstream

Robert R. Rooney	Central Functions

[1]

As President & CEO, Mr. Monaco oversaw the overall organization, and his business unit metric was a composite measure, representing enterprise-wide safety and operational reliability, growth and ESG measures.

[2]

Ms. Hansen’s business unit scorecard percentages reflect Gas Distribution & Storage scorecard applicable from January 1 to March 5, 2022 and Gas Transmission & Midstream scorecard applicable from March 6 to December 31, 2022.

The HRC Committee approved the application of the following business unit metrics in 2022:

Key performance indicator	Metrics	Weight[1]

Ensure safe, reliable operations

•  Total Recordable Incident Frequency (“TRIF”)[2], Environmental Incident Frequency (“EIF”), Pipeline System Safety (“PSS”), Total Damages Per 1000 Locates, release volume, cybersecurity, transmission reliability and integrity compliance

30-40%

Maintain financial strength and flexibility	• Ability to maintain strong cost control and to ensure financial flexibility and assist in achieving financial guidance as outlined to investors and defined in the long-range plan • EBITDA	35-50%

Progress toward our ESG goals	• Reduction of GHG emissions intensity, increase in diverse employee representation, diversity and inclusion training	10%

Extend and execute growth	• EBITDA generated by growth capital, including organic growth projects and mergers and acquisitions[3]	10-20%

[1]	Weight varies by different business unit scorecard.
[2]	The Central Functions scorecard includes its own specific TRIF metric in addition to the weighted average of business unit safety outcomes.
[3]	The Central Functions scorecard includes the weighted average of business unit growth outcomes.

Individual performance

In the first quarter of 2022, after discussion with the Board, the HRC Committee approved individual performance objectives for Mr. Monaco, taking into consideration the Company’s financial and strategic priorities. For other NEOs, Mr. Monaco established their individual objectives for 2022 at the start of the year, based on strategic and operational priorities related to each executive’s portfolio and other factors.

Short-term incentive award outcomes

Each NEO’s calculated STIP award, as well as the actual award, is as follows:

Executive	Corporate multiplier	x	Weight	+	Business unit multiplier	x	Weight	+	Individual multiplier	x	Weight	=	Overall multiplier

Al Monaco	1.40	x	60%	+	1.67	x	30%	+	2.50	x	10%	=	1.59

Vern D. Yu	1.40	x	60%	+	1.50	x	30%	+	2.10	x	10%	=	1.50

Cynthia L. Hansen[1]	1.40	x	40%	+	1.77	x	50%	+	2.00	x	10%	=	1.65

Colin K. Gruending	1.40	x	40%	+	1.40	x	50%	+	1.90	x	10%	=	1.45

William T. Yardley	1.40	x	40%	+	1.85	x	50%	+	1.75	x	10%	=	1.66

Robert R. Rooney	1.40	x	60%	+	1.50	x	30%	+	1.90	x	10%	=	1.48

[1]

Ms. Hansen’s business unit multiplier was prorated for Gas Distribution & Storage scorecard applicable from January 1 to March 5, 2022, and Gas Transmission & Midstream scorecard applicable from March 6 to December 31, 2022.

Short-term incentive award calculations

Executive	Base salary ($)[1]	x	STIP target (%)	x	Overall multiplier[2]	=	Actual award ($)[1]

Al Monaco	1,763,360	x	145%	x	1.59	=	4,067,983

Vern D. Yu	763,700	x	90%	x	1.50	=	1,030,995

Cynthia L. Hansen	762,594	x	90%	x	1.65	=	1,129,396

Colin K. Gruending	733,644	x	90%	x	1.45	=	957,405

William T. Yardley[3]	818,380	x	90%	x	1.66	=	505,813

Robert R. Rooney	615,734	x	80%	x	1.48	=	729,029

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022.
[2]	Overall multipliers are displayed in two decimal places. See previous table for calculation of the overall multipliers.
[3]	Mr. Yardley’s STIP award has been prorated based on his retirement effective May 31, 2022.

Medium- and long-term incentives

Designed to align the interests of shareholders and motivate longer-term value generation and stock price appreciation

Enbridge’s medium- and long-term incentive for executives includes three primary vehicles: PSUs, RSUs and ISOs. The long-term incentive plan (“LTIP”) target mix is PSUs (60%), RSUs (20%), ISOs (20%).

Weighting the majority of the LTIP target mix with PSUs aligns to our compensation philosophy and motivates NEOs to focus on performance conditions including Enbridge’s three-year financial outlook and TSR relative to our performance peer group. Payout is not guaranteed, and their value is determined based on each metric’s guidance range and specific performance criteria.

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

Medium- and long-term incentive awards were granted in 2022 under the Enbridge Inc. 2019 Long Term Incentive Plan (“2019 LTIP”). In 2022, there were no changes to the medium- and long-term incentive programs.

Medium- and long-term incentive grants are determined as follows:

The table below outlines the medium- and long-term incentive plans used in 2022:

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
50% TSR performance relative to performance peer group

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

Medium- and long-term incentive targets (as a % of base salary)

The table below shows the target medium- and long-term incentive awards for each NEO in 2022, as well as the amount each plan contributes to that total, in each case as a percentage of base salary.

Executive	Total 2022 target medium-and long- term incentives	Annual grant
		PSUs	RSUs	ISOs

Al Monaco	650%	390%	130%	130%

Vern D. Yu	400%	240%	80%	80%

Cynthia L. Hansen[1]	369%	221%	74%	74%

Colin K. Gruending	400%	240%	80%	80%

William T. Yardley	400%	240%	80%	80%

Robert R. Rooney	350%	210%	70%	70%

[1]

Ms. Hansen’s 2022 medium- and long-term incentive awards are calculated based on the U.S. salary in her new role and converted to a grant in Canadian dollars using the published WM/Reuters 4 pm London 2021 year-end exchange rate of US$1 = C$1.2470. To display the grant shown as a percentage of base salary, U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London 2022 year-end exchange rate of US$1 = C$1.3550.

Performance stock units

PSUs are granted annually, in the first quarter of the year, and vest at the end of the third year. The achievement of pre-established and specific performance measures are certified on the maturity date; the executives’ potential payout at the end of the performance period can range from 0% to 200% of the target award depending on the level of achievement of the performance measures. The final Enbridge share price for payout is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the 20 trading days immediately preceding the maturity date, on which performance is certified. These award payouts are made in cash.

2022 performance stock unit grant

The following two performance measures, each weighted at 50%, were used:

DCF per share growth

Represents a commitment to Enbridge shareholders to achieve DCF growth that demonstrates Enbridge’s ability to deliver on its growth plan and continued dividend increases. Measurement against Enbridge’s long-range plan, as well as against industry growth rates, differentiates this metric compared to its use in the STIP, which is based on the one-year external guidance range. The different measurement periods are designed to avoid excessive overlap between Enbridge’s compensation programs. Furthermore, DCF per share growth is only one of two equally weighted metrics used within the PSU plan.

Relative TSR

Compares Enbridge against its performance peer group. For this measure, Enbridge compares itself against the performance peer group of companies, chosen because they are all capital market competitors, operating in comparable geographies and industry sector.

The mechanics of the 2022 PSU grant are illustrated below:

At maturity of PSU awards, we compare our TSR to a performance peer group approved by the Board to determine the TSR performance multiplier, as illustrated above. The performance peer group is comprised of Canadian and U.S. organizations with a similar business and/or geographic mix to Enbridge and reflects the market’s perception of our overall performance relative to our peers over the three-year award term. The performance peer group for the 2022 PSU grant is outlined below:

Performance peer group: relative TSR

Canadian Utilities Limited	NextEra Energy Inc.

CenterPoint Energy, Inc.	NiSource Inc.

Dominion Energy Inc.	ONEOK, Inc.

DTE Energy Company	Pembina Pipeline Corporation

Duke Energy Corporation	PG&E Corporation

Energy Transfer LP	Plains All American Pipeline, L.P.

Enterprise Products Partners L.P.	Sempra Energy

Fortis Inc.	The Southern Company

Kinder Morgan, Inc.	TC Energy Corporation

Magellan Midstream Partners, L.P.	The Williams Companies, Inc.

The following PSU grants were made to the NEOs in 2022:

Executive	Number of PSUs granted (#)	Grant value (as % of base salary)

Al Monaco	126,910	390%

Vern D. Yu	32,260	240%

Cynthia L. Hansen[1]	32,020	221%

Colin K. Gruending	30,990	240%

William T. Yardley	34,080	240%

Robert R. Rooney	23,860	210%

[1]

Ms. Hansen’s 2022 medium-term incentive awards are calculated based on the U.S. salary in her new role and converted to a grant in Canadian dollars using the published WM/Reuters 4 pm London 2021 year-end exchange rate of US$1 = C$1.2470. To display the grant shown as a percentage of base salary, U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London 2022 year-end exchange rate of US$1 = C$1.3550.

Restricted stock units

RSUs are granted annually, in the first quarter of the year, and vest after three years. These awards are settled in Enbridge shares at the end of the term. The final settlement price is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the last 20 trading days before the end of the term.

2022 restricted stock unit grant

The following RSU grants were made to the NEOs in 2022:

Executive	Number of RSUs granted (#)	Grant value (as % of base salary)

Al Monaco	42,300	130%

Vern D. Yu	10,750	80%

Cynthia L. Hansen[1]	10,670	74%

Colin K. Gruending	10,330	80%

William T. Yardley	11,360	80%

Robert R. Rooney	7,950	70%

[1]

Ms. Hansen’s 2022 medium-term incentive awards are calculated based on the U.S. salary in her new role and converted to a grant in Canadian dollars using the published WM/Reuters 4 pm London 2021 year-end exchange rate of US$1 = C$1.2470. To display the Canadian grant shown as a percentage of base salary, U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London 2022 year-end exchange rate of US$1 = C$1.3550.

Retention awards

We take an integrated approach to talent management and succession planning using a comprehensive framework aligned to our business strategies, which is overseen by the HRC Committee and the Board. We focus on the identification, assessment and development of executives and high-potential talent to build future-ready leaders and strengthen overall succession, ensuring we retain top talent and maintain a diverse pipeline of leaders to drive both short-and longer-term performance.

Our philosophy of development and retention of critical executive talent supports and strengthens our culture, and builds versatility, while providing multiple succession options. We complement this practice with selective senior level external hiring to bring in critical skills and capabilities, close succession gaps and foster diverse thinking.

In 2022, the Board oversaw the transition of the CEO role from our former President & CEO, Al Monaco, to our current President & CEO, Gregory L. Ebel. To assist in assuring continuity and execution of our business plan, and to retain senior executive talent in a highly competitive market, the Board considered one-time retention awards for key executives. In making their decision, several factors were considered in determining the retention award amounts including each executive’s expected future direct impact to long-term business strategy, continuing succession potential, compensation relative to the competitive labour market we operate in, and eligibility to retire. The retention awards are in the form of share-settled RSUs, which cliff vest on the second anniversary of the grant date, contingent on the executive’s ongoing employment. These awards are not part of their regular annual compensation.

Executive	Grant value

Vern D. Yu	$4.0 million

Cynthia L. Hansen[1]	$3.0 million

Colin K. Gruending	$3.0 million

[1]	Ms. Hansen’s retention award was granted in U.S. currency.

Incentive stock options

ISOs provide executives an opportunity to buy Enbridge shares at some point in the future at the exercise price defined at the time of grant. Both Canadian and U.S. members of Enbridge’s senior management, including all NEOs, are eligible to receive ISOs.

ISOs are typically granted in February or March each year. ISOs vest in equal instalments over a four-year period. The maximum term of an ISO is 10 years, but the term can be reduced if the executive leaves Enbridge as described in the “Termination provisions of equity compensation plans” section. The exercise price of an ISO is the closing price of an Enbridge share on the listed exchange the last trading day before the grant date. The grant date will be no earlier than the third trading day after a trading blackout period ends. ISOs are never backdated or re-priced. ISOs may be granted to executives when they join Enbridge, typically effective on the executive’s date of hire. If the hire date falls within a blackout period, the grant is delayed until after the end of the blackout period.

2022 incentive stock option grant

The following ISO grants were made to the NEOs in 2022:

Executive	Number of ISOs granted (#)	Grant value (as % of base salary)

Al Monaco	468,550	130%

Vern D. Yu	119,090	80%

Cynthia L. Hansen[1]	118,200	74%

Colin K. Gruending	114,410	80%

William T. Yardley	100,880	80%

Robert R. Rooney	88,100	70%

[1]

Ms. Hansen’s 2022 long-term incentive awards are calculated based on the U.S. salary in her new role and converted to a grant in Canadian dollars using the published WM/Reuters 4 pm London 2021 year-end exchange rate of US$1 = C$1.2470. To display the grant shown as a percentage of base salary, U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London 2022 year-end exchange rate of US$1 = C$1.3550.

Awards vesting in 2022

2020 performance stock unit payout

The PSUs granted in February 2020 vested on December 31, 2022. The performance multiplier of 2.00x was calculated based on the following metrics:

	Multiplier[1]	DCF per share compound growth[2]	TSR

Threshold	0.00x	3.0%	at or below 25th percentile

Target	1.00x	4.6%	at median

Maximum	2.00x	6.1%	at or above 75th percentile

Actual	2.00x	6.4% (2.00x)	78th percentile (2.00x)

[1]	Performance between the thresholds in this table results in a performance multiplier calculated on a linear basis.
[2]

Adjusted DCF per share is based on operating cash flows and is a non-GAAP measure, which is defined and reconciled in the Non-GAAP and other financial measures section of Item 11. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see the Non-GAAP and other financial measures section of Item 11.

The performance peer group for the 2020 PSU payout was as follows:

Performance peer group: relative TSR

Canadian Utilities Limited	NiSource Inc.

Dominion Energy Inc.	ONEOK, Inc.

DTE Energy Company	Pembina Pipeline Corporation

Energy Transfer LP	PG&E Corporation

Enterprise Products Partners L.P.	Plains All American Pipeline, L.P.

Fortis Inc.	Sempra Energy

Kinder Morgan, Inc.	TC Energy Corporation

Magellan Midstream Partners, L.P.	The Williams Companies, Inc.

This resulted in the following cash payouts for the NEOs in early 2023:

Executive	PSUs granted (#)	+	Notionally reinvested dividends (#)	=	Total PSUs (#)	x	Performance multiplier	x	Final share price[1,2] ($)	=	Payout[2] ($)

Al Monaco	124,500	+	26,277	=	150,777	x	2.00x	x	55.04	=	16,597,522

Vern D. Yu	26,760	+	5,648	=	32,408	x	2.00x	x	55.04	=	3,567,467

Cynthia L. Hansen	21,280	+	4,491	=	25,771	x	2.00x	x	55.04	=	2,836,910

Colin K. Gruending	24,680	+	5,209	=	29,889	x	2.00x	x	55.04	=	3,290,175

William T. Yardley[3]	35,260	+	7,189	=	34,479	x	2.00x	x	55.61	=	3,834,651

Robert R. Rooney	23,410	+	4,941	=	28,351	x	2.00x	x	55.04	=	3,120,867

[1]	The volume weighted average share price of an Enbridge share on the TSX or NYSE for the 20 trading days immediately preceding the maturity date February 7, 2023, on which performance is certified.
[2]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022.
[3]	Mr. Yardley’s 2022 PSU award has been prorated based on his retirement effective May 31, 2022.

Retention award payouts

In 2021, Mr. Yu, and in 2019, Mr. Yardley received retention awards, given their critical roles in delivering on our strategic priorities and the execution of Enbridge’s overall strategy. These awards consist of cash settled RSUs, 20% of which vest on each of the first and second anniversaries of the grant date and 60% of which vest on the third anniversary of the grant date. Payouts are determined by using the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the last 20 trading days before the end of each vesting period. This resulted in the following payouts to Messrs. Yu and Yardley in 2022:

Executive	Original grant date	Total award granted	RSUs vested (#)	+	Notionally reinvested dividends (#)	=	Total RSUs vested (#)	x	Final share price ($)		=	Payout ($)

William T. Yardley	May 8, 2019	40,421	24,253	+	5,611	=	29,864	x	60.98	[1,3]	=	1,821,268	[3]

Vern D. Yu	February 18, 2021	44,803	8,961	+	638	=	9,599	x	53.42	[2]	=	512,758

[1]	The volume weighted average share price of an Enbridge share on the NYSE for the 20 trading days immediately preceding May 8, 2022.
[2]	The volume weighted average share price of an Enbridge share on the TSX for the 20 trading days immediately preceding February 18, 2022.
[3]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022.

Compensation changes effective January 1, 2023

CEO transition

The Board has approved the compensation for Gregory L. Ebel, as President & Chief Executive Officer, effective January 1, 2023. Mr. Ebel will receive a base salary of US$1,350,000 and will be eligible to earn an annual discretionary STIP award, with a target of 145% of his base salary. Mr. Ebel’s LTIP target will be 650% of his base salary, with a mix of PSUs (60%), RSUs (20%) and ISOs (20%). Mr. Ebel will also participate in Enbridge’s senior management pension plan, a non-contributory defined benefit plan. In addition, Enbridge will provide Mr. Ebel with housing in Calgary on a temporary basis.

Revised incentive targets

The following STIP and LTIP target changes approved for 2023, support continued alignment with our strategy and shareholders, improve our executives’ lagging pay levels relative to the competitive market, and recognize the increasing complexity of the business. This continues to align with our strong pay-for-performance philosophy. As a percentage of base pay, Mr. Yu, Ms. Hansen, and Mr. Gruending’s STIP targets will increase from 90% to 100% and LTIP targets will increase from 400% to 425%. Mr. Rooney’s STIP target will increase from 80% to 90%.

PSU metric changes

Enbridge has a long history of integrating ESG into its strategic priorities and takes pride in its industry leadership. GHG metrics were first introduced into STIP in 2021. To provide greater alignment between long-term compensation and ESG targets, and to reinforce accountability to stakeholders, progress towards our GHG goals will be reflected in the long-term incentive plan for all eligible employees, including the President & CEO and NEOs. Beginning in 2023, PSU grants will include a 10% weighted GHG metric.

Total direct compensation for Named Executive Officers

The following NEO profiles provide:

•	a summary of each NEO’s accomplishments in 2022; and

•	2022 actual pay mix (2022 base salary, STIP with respect to 2022, and medium- and long-term incentives granted in 2022, using the grant date fair value).

The values provided in the NEO profiles are taken from the Summary Compensation Table on page 45.

Al Monaco

—

President & CEO

As President & CEO, Mr. Monaco was responsible for setting and executing Enbridge’s strategic priorities and served on the Company’s Board of Directors.

Mr. Monaco served as the President & CEO until December 31, 2022. Effective January 1, 2023, Mr. Monaco will serve as an advisor to the newly appointed President & CEO until June 30, 2023.

In 2022, Mr. Monaco provided strategic and executive leadership in the following areas:

•	Industry leading safety, integrity and reliability programs and safety results

•	Sanctioned $8B of new investments, including highly strategic natural gas transmission and LNG projects expected to generate significant EBITDA and DCF

•	Exceeded EBITDA and DCF per share budget through strong operational, commercial and cost management performance

•	Increased 2023 quarterly dividend by 3.2% per share, reflecting the 28th consecutive annual increase

•	Completed over $3B of capital projects, on time and on budget, including the offshore wind farm in France, Saint- Nazaire wind project

•	Established landmark Indigenous economic partnership with 23 First Nation and Métis communities in Alberta

•	Achieved two critical gas transmission rate settlements and associated revenue increases; filed application to extend gas distribution business incentive rate-making

•	Maintained a strong balance sheet and a high investment grade credit rating

•	Accelerated U.S. Gulf Coast crude oil strategy through integration and expansion of Ingleside storage operations and increased ownership interest in Gray Oak and Cactus II pipelines

•	Accelerated renewables strategy by acquiring top-10 U.S. wind developer, which supports future growth

•	Secured position in Wabamun carbon capture utilization and storage (“CCUS”) partnership
•	Recycled $1.6B of capital at premium valuations, thereby releasing capital for redeployment to organic investments

•	Significantly reduced economic interest in non-strategic DCP Midstream business with minimal tax leakage

•	Achieved planned emissions intensity reduction, on track with target

•	Successful continued operation of Line 5 in the face of opposition in certain states

•	Highly successful launch of Enbridge branding campaign

•	Engaged in significant shareholder outreach and top-rated investor relations program

•	Achieved industry leading ESG ratings

•	Implemented senior management rotations to support development/succession planning

•	Supported the Board of Directors with respect to CEO succession

President & CEO compensation

Al Monaco, our President & CEO, has led Enbridge for the past 10 years and has been primarily responsible for executing our long-term business strategy. Under his leadership, the Company experienced a period of unprecedented growth and consistent financial performance that has enhanced shareholder value. He has also been instrumental in diversifying the Company’s asset mix to position Enbridge to transition to sustainable energy, reduce emissions and enhance reliability.

In 2022, our shareholders experienced a significant return on their investment (14%), including a dividend increase for the 28th consecutive year. To achieve these returns, Mr. Monaco remained focused on advancing our strategic priorities, including maximizing asset returns and executing on our secured capital program to drive near-term growth, while maintaining our balance sheet strength and flexibility. These results were achieved while continuing to focus on our goals of enhancing safety and increasing workforce diversity.

In determining how to reward our CEO for his leadership in 2022, the HRC Committee considered how we pay relative to our North American peers, and how the Company performed relative to those peers, and against the Company’s financial and strategic objectives. This approach is consistent with the rigorous pay-for-performance philosophy embedded in our incentive compensation plans and ensures our CEO’s interests are aligned with those of shareholders. For 2022, the HRC Committee approved a 3% base salary increase to maintain his positioning relative to peers. There was no change to Mr. Monaco’s target STIP or LTIP target as a percentage of salary, which are closely aligned with the median of our peers.

In 2022, the HRC Committee also considered that our CEO was critical in leading the Company’s succession plan and will continue to assist the Company as an advisor to our new President & CEO, Gregory L. Ebel, until June 30, 2023. Together, they will ensure a smooth transition of the leadership role to continue to position Enbridge toward a more sustainable energy future.

President & CEO compensation link to shareholder value

The chart below shows the value of a $100 investment made in Enbridge common shares at the end of each of the last three years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for Mr. Monaco, President & CEO, reported in the summary compensation table over the same period (including base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards).

The total return on Enbridge common shares has been positive over the past three years, despite a dip in economic activity and reduced demand for energy in 2020. Total direct compensation paid to the President & CEO has also increased over the same period. The HRC Committee reviewed the relationship of CEO pay to TSR over the past three years and determined they were appropriately aligned.

Additional details on executive compensation and shareholder return can be found on page 48.

Vern D. Yu

—

Executive Vice President, Corporate Development & Chief Financial Officer

Mr. Yu is responsible for all corporate development, including new growth platforms, capital allocation and investment review. He is also responsible for all corporate financial affairs of the Company including financial planning and reporting, tax, treasury, and financial risk management.

Effective March 1, 2022, Mr. Yu was appointed Executive Vice President, Corporate Development and Chief Financial Officer. Prior to this appointment, Mr. Yu served as Executive Vice President & Chief Financial Officer.

Effective January 1, 2023, Mr. Yu was named Executive Vice President Corporate Development, Chief Financial Officer & President, New Energy Technologies.

In 2022, Mr. Yu provided strategic and executive oversight in the following areas:

•	Stewarded the Company’s financial performance to achieve budgeted results

•	Raised $10B of long-term capital on attractive terms in support of the Company’s growth program

•	Stewarded a strategic economic partnership with 23 First Nation and Métis communities in Alberta for an 11.57% interest in seven pipelines in northern Alberta for $1.12 B

•	Surfaced value from asset base and advanced U.S. Gulf Coast crude oil strategy through increased interest in Gray Oak Pipeline while lowering commodity exposure with reduced economic interest in DCP Midstream; received US$400M cash

•	Supported key transactions to advance Enbridge’s long-term growth strategy, including US$270M acquisition of renewable project developer TGE; increased ownership interests in Cactus II Pipeline in the U.S. Gulf Coast; and investment in a 30% stake in Woodfibre LNG in B.C.

•	Awarded IR Magazine Canada’s Best IR Team in the Energy Sector

•	Advanced shareholder engagement in light of shareholder proposal received for 2022 annual meeting of shareholders
•	Continued co-chair of Enbridge’s Diversity and Inclusion Steering Committee; Enbridge received 2022 Catalyst Award, recognizing initiatives in advancing opportunities for women and underrepresented groups

•	Continued strong employee engagement scores in the Finance and Corporate Development teams

•	Stewarded the capital allocation framework and sustained and strengthened Enbridge’s financial position

•	Developed the 2023 budget, financing plan, and three-year outlook

Cynthia L. Hansen

—

Executive Vice President & President, Gas Transmission & Midstream

Ms. Hansen is responsible for Enbridge’s natural gas transmission and midstream business across North America.

Effective March 1, 2022, Ms. Hansen was appointed Executive Vice President & President, Gas Transmission & Midstream. Prior to this appointment, Ms. Hansen served as Executive Vice President & President, Gas Distribution & Storage.

In 2022, Ms. Hansen provided strategic and executive oversight in the following areas:

As Executive Vice President & President, Gas Transmission & Midstream:

•	Significantly exceeded safety targets for employee and contractor injuries and motor vehicle incidents

•	Exceeded EBITDA and DCF budgets though strong operational performance

•	Reached favorable settlements on both Texas Eastern and Westcoast rate cases with regulatory approval

•	Matured the Asset Integrity Program with development of three-year plan, and remediated the highest risk segments with completed baseline assessment on 90% of pipelines for critical risks

•	Delivered system reliability with completion of 100% of critical system preventative maintenance, hurricane and winterization work

•	Advanced Texas Eastern modernization with one new lower emission/higher reliability unit coming online and obtained approval for second phase

•	Achieved 100% revenue contract renewal rate on our major pipelines

•	Placed $1.8B of capital into service and advanced over $8B of capital opportunities including $1.2B for 30% direct investment in Woodfibre LNG project, $1.2B T-North (Sunrise Expansion Project) and $3.6B T-South (Aspen Point) projects

•	Exceeded ESG performance targets including diversity and inclusion and reduction of GHG emissions intensity

•	Advanced low-carbon solutions both directly and with customers, including investments and pilot projects in RNG, hydrogen, CCUS and other technology innovations

As Executive Vice President & President, Gas Distribution & Storage:

•	Delivered strong employee and contractor safety results

•	Achieved favorable EBITDA and DCF results

•	Directed Gas Utility rebasing strategy

•	Advanced vertical integration and power opportunities

•	Progressed low-carbon expansion and transition innovations

Colin K. Gruending

—

Executive Vice President & President, Liquids Pipelines Mr. Gruending is responsible for Enbridge’s crude oil and liquids pipeline business across North America.

In 2022, Mr. Gruending provided strategic and executive oversight in the following areas:

•	Delivered strong safety, environmental and operational reliability performance

•	Transported record Mainline volumes of 2.95 million barrels per day for customers

•	Delivered budgeted business segment EBITDA of approximately $8.9B through system-wide revenue/throughput maximization and innovation

•	Advanced negotiations with industry on replacement Mainline tolling arrangement

•	Sustained operation and defence of Line 5 in the face of opposition in certain states

•	Accelerated U.S. Gulf Coast crude oil growth strategy through integration and expansion of Ingleside export facility and acquisition of increased ownership interests in Gray Oak and Cactus II pipelines

•	Strengthened relationships with Indigenous communities, including a strategic economic partnership with 23 First Nation and Métis communities in Alberta

•	Secured position in carbon capture and sequestration (“CCS”) and hydrogen business with letters of intent to develop two carbon hubs in Alberta and Texas
•	Utilized facility modernization and solar self-power strategies to accelerate emission reductions

•	Exceeded ESG performance targets including diverse representation and reduction of GHG emissions intensity

William T. Yardley

—

Former Executive Vice President & President, Gas Transmission & Midstream Mr. Yardley was responsible for Enbridge’s natural gas transmission and midstream business across North America.

Until his retirement on May 31, 2022, Mr. Yardley provided strategic and executive oversight in the following areas:

•	Exceeded safety targets for employee and contractor injuries and motor vehicle incidents

•	Exceeded EBITDA and DCF budgets through strong operational performance

•	Matured the Asset Integrity Program

•	Advanced Texas Eastern modernization with one new lower emission/higher reliability unit coming online and obtained approval for second phase

•	Exceeded ESG performance targets including diversity and inclusion and reduction of GHG emissions intensity

•	Advanced low-carbon solutions both directly and with customers, including investments and pilot projects in RNG, hydrogen, CCUS and other technology innovations
•	Supported the Gas Transmission & Midstream business unit with respect to Executive Vice President succession

Robert R. Rooney

—

Executive Vice President & Chief Legal Officer Mr. Rooney is responsible for the legal, ethics and compliance, security and aviation functions across Enbridge.

In 2022, Mr. Rooney provided executive oversight for a number of substantial legal, business and regulatory matters, including:

•	Continued advancement of the Company’s diversity and inclusion goals and employee development programs

•	Successful achievement of regulatory and legal decisions necessary to file the Texas Eastern rate case settlement

•	Successful completion of negotiated five-year rate settlement for the Enbridge BC Pipeline system

•	Legal, regulatory and Transit Pipeline Treaty strategy, including critical judicial decisions, to maintain Line 5 operations and advance the Great Lakes Tunnel Project

•	Legal and regulatory support for the Company’s energy transition strategy, including European offshore wind, CCUS and hydrogen initiatives, solar self-power and RNG projects

•	Legal and regulatory aspects of the T-North (Sunrise Expansion Project) and T-South (Aspen Point) expansion projects on the Enbridge BC Pipeline System

•	Implementation of the Company’s enterprise security policy, including governance, security standards and management programs

•	Primary legal support for all corporate finance activities

•	Supported effective corporate governance and industry leading ESG and sustainability practices, including establishing a multidisciplinary ESG/energy transition working group
•	Management of the aviation function to provide safe and efficient pipeline patrols and services

•	Primary legal support for all M&A activities, including: the successful acquisition of increased ownership interests in Gray Oak and Cactus II pipelines; reduced economic interest in DCP Midstream; sale of minority interest in Regional Oil Sands pipeline assets to Aii to form a strategic partnership; acquisition of TGE and investment in Woodfibre LNG Project

2022 summary compensation table

The table below shows the total amounts that Enbridge and its subsidiaries paid and granted to the NEOs for the years ended December 31, 2022, 2021 and 2020. Amounts represented below for Ms. Hansen and Mr. Yardley that were paid in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550, US$1 = C$1.2632 and US$1 = C$1.2740 in 2022, 2021 and 2020, respectively.

Name and principal position	Year	Salary ($)	Stock- based awards[1] ($)	Option- based awards[2] ($)	Non- equity incentive plan compen- sation[3] ($)	Pension value[4] ($)	All other compen- sation[5] ($)	Total ($)

Al Monaco President & Chief Executive Officer	2022	1,750,696	8,902,138	2,225,613	4,067,983	204,000	83,699	17,234,129
	2021	1,648,679	8,902,468	2,219,827	4,624,711	1,576,000	68,283	19,039,968
	2020	1,546,139	8,475,960	2,303,250	3,205,919	1,462,000	61,568	17,054,836

Vern D. Yu Executive Vice President Corporate Development & Chief Financial Officer	2022	753,776	6,262,757	565,678	1,030,995	1,140,000	31,390	9,784,596
	2021	684,361	4,185,976	545,126	1,071,046	1,047,000	28,093	7,561,602
	2020	616,801	1,821,821	495,038	703,893	1,177,000	22,579	4,837,131

Cynthia L. Hansen Executive Vice President & President, Gas Transmission & Midstream	2022	724,160	6,310,923	561,450	1,129,396	2,091,000	106,898	10,923,827
	2021	530,001	1,521,171	379,392	789,886	743,000	11,666	3,975,116
	2020	506,673	1,448,572	393,750	635,570	354,000	4,290	3,342,855

Colin K. Gruending Executive Vice President & President, Liquids Pipelines	2022	720,244	5,173,859	543,448	957,405	855,000	20,775	8,270,731
	2021	657,446	2,100,544	523,661	1,063,171	1,191,000	18,960	5,554,782
	2020	587,074	1,680,385	456,525	761,904	1,017,000	12,032	4,514,919

William T. Yardley[6] Former Executive Vice President	2022	332,685	2,542,891	635,620	505,813	285,000	79,160	4,381,169
	2021	722,450	2,370,346	584,655	1,144,625	647,000	55,998	5,525,074
	2020	700,018	2,320,853	598,335	849,262	396,000	32,065	4,896,533

Robert R. Rooney Executive Vice President & Chief Legal Officer	2022	611,312	1,673,524	418,475	729,029	410,000	26,873	3,869,213
	2021	583,060	1,674,261	417,370	844,094	413,000	24,316	3,956,101
	2020	557,394	1,593,583	433,163	634,091	349,000	18,167	3,585,397

[1]

The amounts disclosed in this column include the aggregate grant date fair value of PSUs and RSUs granted in 2022, 2021 and 2020. These amounts are calculated by multiplying the number of PSUs and RSUs by the unit values in the table below:

Annual grants	C$	US$

2022	52.61	41.30

2021	42.29	32.88

2020	51.06	38.75

Retention grants	C$	US$

2022	53.96	40.10

2021	44.64	-

[2]

The amounts in this column represent the grant date fair value of stock option awards granted to each of the NEOs, calculated in accordance with FASB ASC Topic 718. The grant date fair value of stock option awards is measured using the Black-Scholes option-pricing model, based on the following assumptions:

Assumptions	February 2022		February 2021		February 2020
	C$	US$	C$	US$	C$	US$

Expected option term	6 years	6 years	6 years	6 years	6 years	6 years

Expected volatility	20.971%	23.589%	24.840%	27.656%	17.587%	20.283%

Expected dividend yield	6.516%	6.516%	7.641%	7.641%	5.847%	5.847%

Risk free interest rate	1.801%	1.981%	0.735%	0.793%	1.314%	1.416%

Exercise price	$52.61	$41.30	$43.81	$34.52	$55.54	$41.97

Option value	$4.75	$4.65	$3.84	$3.69	$3.75	$3.64

[3]

The amounts disclosed in this column represent amounts paid under the STIP with respect to the 2022, 2021 and 2020 performance years. There are no long-term non-equity incentive plans within the compensation programs.

[4]	The pension values are equal to the compensatory change shown in the “Summary of defined benefits” table on page 60.
[5]	The table below describes the elements comprising the amounts presented in this column for 2022:

Executive	Matching contribution under retirement savings plan[a] ($)	Excess flexible benefit credit[b] ($)	Relocation Expenses[c] ($)	Personal use of company aircraft[d] ($)	Unused Vacation[e] ($)	Other benefits[f] ($)	Total ($)

Al Monaco	-	51,994	-	26,341	-	5,364	83,699

Vern D. Yu	-	19,146	-	-	-	12,244	31,390

Cynthia L. Hansen	22,878	1,536	29,614	41,615	-	11,255	106,898

Colin K. Gruending	-	14,480	-	-	-	6,295	20,775

William T. Yardley	24,077	-	-	-	55,083	-	79,160

Robert R. Rooney	-	20,376	-	-	-	6,497	26,873

a.	Savings plan matching contributions reflect the company contributions to the 401(k) plan for Ms. Hansen and Mr. Yardley.
b.

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

c.	Includes relocation subsidies related to temporary living accommodations for Ms. Hansen.
d.	Personal use of the company aircraft is provided to the President & CEO and our other NEOs in support of personal safety and security for travel within North America.
e.	Includes vacation not taken and paid out in cash for Mr. Yardley at the time of his retirement.
f.	Other benefits include parking, executive medical and other incidental compensation.
[6]	Mr. Yardley retired effective May 31, 2022.

Share ownership

It is important for the NEOs to have a meaningful equity stake in Enbridge—owning Enbridge shares is a tangible way to align the interests of executives with those of Enbridge shareholders.

Executives can acquire Enbridge shares by participating in the employee savings plan, exercising stock options, retaining shares from vested RSUs, or by making investments in Enbridge shares. Unvested RSUs, personal holdings and Enbridge shares held in the name of a spouse, dependent child or trust, all count toward meeting the guidelines. PSUs and unexercised stock options do not count toward meeting the guidelines.

The share ownership requirement is six times base salary for the President & CEO and three times base salary for the other NEOs. All have already met or exceeded the requirement, as noted in the following graph:

Target and actual share ownership as of December 31, 2022

Executive compensation tables and other compensation disclosures

Performance graph

Executive compensation and shareholder return

The chart below shows the value of a $100 investment made January 1, 2018, in both Enbridge common shares, the S&P/TSX Composite Index and Enbridge’s compensation peer group at the end of each of the last five years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for the NEOs reported in the summary compensation table over the same period. For the purpose of the graph, returns are shown in local currency.

Total direct compensation includes base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards. Average total direct compensation is taken by dividing the total direct compensation from the summary compensation table by the number of named executives in any given year. The total direct compensation value for NEOs is 0.86% of our adjusted earnings of $5,692 million for 2022.

The total return on Enbridge common shares has been positive from 2018 to 2022, despite a dip in economic activity and reduced demand for energy in 2020. Average compensation paid to the NEOs has also increased over the same period.

Outstanding option-based and share-based awards

The table below shows the option-based and share-based awards that were outstanding on December 31, 2022. The market value of unvested or unearned awards is calculated based on C$52.92 per share for awards denominated in Canadian dollars and US$39.10 for awards denominated in U.S. dollars, which are the closing prices of our shares on the TSX and NYSE on December 30, 2022. The grant date fair value for U.S. option grants and the market value of unvested or unearned awards denominated in U.S. dollars were each converted from U.S. dollars to Canadian dollars using the published WM/Reuters 4 pm London 2022 year-end exchange rate of US$1 = C$1.3550.

			Option-based awards[1]						Share-based awards
	Plan type		Grant date	Number of securities underlying unexercised options (#)	Option exercise price[2] ($)	Option expiry date	Value of in-the-money unexercised options		Number of units that have not vested (#)	Market or payout value of units not vested[3] ($)	Market or value of vested share-based awards not paid out or distributed[4] ($)
							Vested ($)	Unvested ($)

Al Monaco	ISO		2/16/2022	468,550	52.61	2/16/2032	0	145,251

	ISO		2/18/2021	578,080	43.81	2/18/2031	1,316,577	3,949,732

	ISO		2/20/2020	614,200	55.54	2/20/2030	0	0

	ISO		2/21/2019	825,740	48.30	2/21/2029	2,861,189	953,730

	ISO		2/27/2018	727,080	43.02	2/27/2028	7,198,092	0

	ISO		2/28/2017	584,000	55.84	2/28/2027	0	0

	ISO		3/1/2016	365,000	44.06	3/1/2026	3,233,900	0

	ISO		3/2/2015	196,000	59.08	3/2/2025	0	0

	ISO		3/13/2014	199,000	48.81	3/13/2024	817,890	0

	RSU		2/16/2022						44,288	2,343,725

	RSU		2/18/2021						59,024	3,123,573

	RSU		2/20/2020						50,259	2,659,705

	PSU		2/16/2022						132,875	7,031,730

	PSU		2/18/2021						177,062	9,370,126

	PSU		2/20/2020						-	-	16,597,522

Vern D. Yu	ISO		2/16/2022	119,090	52.61	2/16/2032	0	36,918

	ISO		2/18/2021	141,960	43.81	2/18/2031	323,314	969,942

	ISO		2/20/2020	132,010	55.54	2/20/2030	0	0

	ISO		2/21/2019	191,860	48.30	2/21/2029	664,795	221,598

	ISO		2/27/2018	115,380	43.02	2/27/2028	1,142,262	0

	ISO		2/28/2017	93,300	55.84	2/28/2027	0	0

	ISO		3/1/2016	96,750	44.06	3/1/2026	857,205	0

	ISO		3/2/2015	82,340	59.08	3/2/2025	0	0

	ISO		3/13/2014	83,350	48.81	3/13/2024	342,569	0

	RSU		2/16/2022						11,255	595,628

	RSU	[5]	9/30/2022						75,298	3,984,753

	RSU		2/18/2021						14,490	766,798

	RSU	[6]	2/18/2021						40,197	2,127,211

	RSU		2/20/2020						10,803	571,676

	PSU		2/16/2022						33,776	1,787,437

	PSU		2/18/2021						43,480	2,300,987

	PSU		2/20/2020						-	-	3,567,467

			Option-based awards[1]						Share-based awards
	Plan type		Grant date	Number of securities underlying unexercised options (#)	Option exercise price[2] ($)	Option expiry date	Value of in-the-money unexercised options		Number of units that have not vested (#)	Market or payout value of units not vested[3] ($)	Market or value of vested share-based awards not paid out or distributed[4] ($)
							Vested ($)	Unvested ($)

Cynthia L. Hansen	ISO		2/16/2022	118,200	52.61	2/16/2032	0	36,642

	ISO		2/18/2021	98,800	43.81	2/18/2031	225,017	675,051

	ISO		2/20/2020	105,000	55.54	2/20/2030	0	0

	ISO		2/21/2019	125,580	48.30	2/21/2029	435,135	145,045

	ISO		2/27/2018	115,380	43.02	2/27/2028	1,142,262	0

	ISO		2/28/2017	89,190	55.84	2/28/2027	0	0

	ISO		3/2/2015	74,340	59.08	3/2/2025	0	0

	RSU		2/16/2022						11,171	591,195

	RSU	[5]	9/30/2022						75,992	4,026,114

	RSU		2/18/2021						10,082	533,554

	RSU		2/20/2020						8,586	454,393

	PSU		2/16/2022						33,525	1,774,139

	PSU		2/18/2021						30,258	1,601,254

	PSU		2/20/2020						-	-	2,836,910

Colin K. Gruending	ISO		2/16/2022	114,410	52.61	2/16/2032	0	35,467

	ISO		2/18/2021	136,370	43.81	2/18/2031	310,587	931,743

	ISO		2/20/2020	121,740	55.54	2/20/2030	0	0

	ISO		2/21/2019	78,490	48.30	2/21/2029	271,970	90,654

	ISO		2/27/2018	45,170	43.02	2/27/2028	447,183	0

	ISO		2/28/2017	48,670	55.84	2/28/2027	0	0

	ISO		3/1/2016	64,600	44.06	3/1/2026	572,356	0

	ISO		3/2/2015	64,780	59.08	3/2/2025	0	0

	ISO		3/13/2014	66,500	48.81	3/13/2024	273,315	0

	RSU		2/16/2022						10,816	572,357

	RSU	[5]	9/30/2022						56,474	2,988,578

	RSU		2/18/2021						13,929	737,123

	RSU		2/20/2020						9,967	527,455

	PSU		2/16/2022						32,447	1,717,070

	PSU		2/18/2021						41,776	2,210,775

	PSU		2/20/2020						-	-	3,290,175

William T. Yardley	ISO		2/16/2022	100,880	US 41.30	5/31/2027	0	0

	ISO		2/18/2021	125,430	US 34.52	5/31/2027	194,605	583,801

	ISO		2/20/2020	129,020	US 41.97	5/31/2027	0	0

	ISO		2/21/2019	202,700	US 36.71	5/31/2025	492,325	164,108

	ISO		2/28/2017	56,580	US 41.64	5/31/2025	0	0

	RSU		2/16/2022						1,287	68,197

	RSU		2/18/2021						6,960	368,770

	RSU		2/20/2020						10,840	574,293

	PSU		2/16/2022						5,342	282,998

	PSU		2/18/2021						22,970	1,216,962

	PSU		2/20/2020						-	-	3,834,651

		Option-based awards[1]						Share-based awards
	Plan type	Grant date	Number of securities underlying unexercised options (#)	Option exercise price[2] ($)	Option expiry date	Value of in-the-money unexercised options		Number of units that have not vested (#)	Market or payout value of units not vested[3] ($)	Market or value of vested share-based awards not paid out or distributed[4] ($)
						Vested ($)	Unvested ($)

Robert R. Rooney	ISO	2/16/2022	88,100	52.61	2/16/2032	0	27,311

	ISO	2/18/2021	108,690	43.81	2/18/2031	247,546	742,620

	ISO	2/20/2020	115,510	55.54	2/20/2030	0	0

	ISO	2/21/2019	153,490	48.30	2/21/2029	531,845	177,279

	ISO	2/27/2018	141,030	43.02	2/27/2028	1,396,197	0

	ISO	2/28/2017	167,200	55.84	2/28/2027	0	0

	RSU	2/16/2022						8,324	440,487

	RSU	2/18/2021						11,103	587,562

	RSU	2/20/2020						9,446	499,896

	PSU	2/16/2022						24,981	1,322,016

	PSU	2/18/2021						33,297	1,762,092

	PSU	2/20/2020						-	-	3,120,867

[1]	Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date.
[2]	Option exercise prices are reflected in the currency granted.
[3]	A performance multiplier of 1.0x has been used (PSUs only), based on achieving the target performance level as defined in the plan.
[4]	Reflects the payout value of the 2020 PSU grant, which vested on December 31, 2022, but will not be paid until March 2023. A performance multiplier of 2.00x is used.
[5]	Reflects retention RSU grants to Mr. Yu, Ms. Hansen, and Mr. Gruending that remain outstanding, 100% of which vest on the second anniversary of the grant date.
[6]

Reflects retention RSU grant to Mr. Yu that remains outstanding, 20% of which vests on each of the first and second anniversaries of the grant date and 60% of which vests on the third anniversary of the grant date.

Value vested or earned in 2022

Executive	Value vested during the year			Value earned during the year
	Option-based awards[1,2] ($)	Share-based awards[1,3] ($)		Non-equity incentive plan[1,4] ($)

Al Monaco	4,150,830	16,597,522		4,067,983

Vern D. Yu	833,060	4,080,225	[5]	1,030,995

Cynthia L. Hansen	668,332	2,836,910		1,129,396

Colin K. Gruending	506,260	3,290,175		957,405

William T. Yardley	1,123,496	5,655,919	[5]	505,813

Robert R. Rooney	790,520	3,120,867		729,029

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022.

[2]	The values of the option-based awards listed above are based on the following:

Grant date	Grant price	2022 vesting date	Closing price on 2022 vesting date or last trading day prior to vest date

2/27/2018	$43.02	2/27/2022	$54.08

2/27/2018	US$33.97	2/27/2022	US$42.60

2/21/2019	$48.30	2/21/2022	$52.55

2/21/2019	US$36.71	2/21/2022	US$41.18

2/20/2020	$55.54	2/20/2022	$52.55

2/20/2020	US$41.97	2/20/2022	US$41.18

2/18/2021	$43.81	2/18/2022	$52.55

2/18/2021	US$34.52	2/18/2022	US$41.18

[3]	Includes the 2020 PSUs that vested on December 31, 2022. A performance multiplier of 2.00x has been used.
[4]	Based on corporate, business unit and individual performance for the 2022 performance year.
[5]	Includes the RSUs that matured in 2022.

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

Termination of employment scenarios

Compensation that would be paid to the NEOs pursuant to the terms of their existing employment agreements under various termination scenarios, including change in control (“CIC”), is described below.

Compensation component	Resignation	Retirement	Termination not for cause or constructive dismissal	Termination following CIC

	Voluntary		Involuntary

Base salary	None	None	Current salary is paid in a lump sum (3x for CEO and 2x for other NEOs)

Short-term incentive	Payable in full if executive has worked the entire calendar year and remains actively employed on the payment date. Otherwise, none	Current year’s incentive prorated to retirement date

The average short-term incentive award over the past two years is paid out in a lump sum (3x for CEO and 2x for other NEOs)

plus

the current year’s short-term incentive, prorated based on active service during the year of termination based on target performance

Medium- and long-term incentives	• PSUs and RSUs forfeited • Vested stock options must be exercised within 30 days of resignation or by the end of the original term (if sooner) • Unvested stock options are cancelled

•  PSUs and RSUs are prorated to retirement date and value is assessed and paid at the end of the usual term

•  Stock options granted prior to 2020 continue to vest and can be exercised for three years after retirement (or option expiry, if sooner)

•  Stock options granted in 2020 and thereafter continue to vest and can be exercised for five years after retirement (or option expiry, if sooner)

•  PSUs and RSUs are prorated to date of termination (plus any applicable notice period) and value is assessed and paid at the end of the usual term

•  Vested stock options must be exercised according to stock option terms

•  The in-the-money spread value of unvested stock options is paid in cash

•  PSUs vest and value is assessed and paid on performance measures deemed to have been achieved as of the change of control. RSUs vest and are paid out

•  All stock options vest and remain exercisable for 30 days following termination (or option expiry, if sooner)

Pension	No longer earns service credits		Additional years of pension credit are added to the final pension calculation (three years for CEO and two years for other NEOs)

Benefits	None	Post-retirement benefits begin	Value of future benefits paid out in a lump sum (3x for CEO and 2x for other NEOs)

The amounts shown in the table below include the estimated potential payments and benefits that would be payable to each of our NEOs as a result of the specified triggering event, assumed to occur as of December 31, 2022. The actual amounts that would be payable in these circumstances can be determined only at the time of the executive’s separation, would include payments or benefits already earned or vested and may differ from the amounts set forth in the table below. Amounts in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022.

Named executive officer	Triggering event[1]	Base salary[2] ($)	Short- term incentive[3] ($)	Medium- term incentive[4] ($)	Long- term incentive[5] ($)	Pension[6] ($)	Benefits[7] ($)	Total payout ($)

Al Monaco	CIC	-	-	-	-	-	-	-
	Death	-	-	24,528,858	5,048,712	-	67,822	29,645,392
	Retirement	-	-	13,739,953	5,048,712	-	67,822	18,856,487
	Voluntary or for cause termination	-	-	-	-	-	67,822	67,822
	Involuntary termination without cause	5,290,080	11,745,945	24,528,858	5,048,712	-	299,742	46,913,337
	Involuntary or good reason termination after a CIC	5,290,080	11,745,945	24,528,858	5,048,712	-	299,742	46,913,337

Vern D. Yu	CIC	-	-	-	-	-	-	-
	Death	-	-	12,134,488	1,228,458	-	29,373	13,392,319
	Retirement	-	-	5,146,700	1,228,458	-	29,373	6,404,531
	Voluntary or for cause termination	-	-	-	-	-	29,373	29,373
	Involuntary termination without cause	1,527,400	1,774,939	12,108,946	1,228,458	3,197,000	119,779	19,956,522
	Involuntary or good reason termination after a CIC	1,527,400	1,774,939	12,134,488	1,228,458	3,197,000	119,779	19,982,064

Cynthia L. Hansen	CIC	-	-	-	-	-	-	-
	Death	-	-	8,980,648	856,738	-	29,331	9,866,717
	Retirement	-	-	3,100,089	856,738	-	29,331	3,986,158
	Voluntary or for cause termination	-	-	-	-	-	29,331	29,331
	Involuntary termination without cause	1,525,188	1,425,456	8,955,296	856,738	1,831,000	135,806	14,729,484
	Involuntary or good reason termination after a CIC	1,525,188	1,425,456	8,980,648	856,738	1,831,000	135,806	14,754,836

Colin K. Gruending	CIC	-	-	-	-	-	-	-
	Death	-	-	8,753,357	1,057,864	-	28,217	9,839,438
	Voluntary or for cause termination	-	-	-	-	-	28,217	28,217
	Involuntary termination without cause	1,467,288	1,825,075	8,728,812	1,057,864	1,180,000	110,593	14,369,632
	Involuntary or good reason termination after a CIC	1,467,288	1,825,075	8,753,357	1,057,864	1,180,000	110,593	14,394,177

William T. Yardley[8]	Retirement	-	-	2,964,011	3,158,978	-	55,083	6,178,072

Named executive officer	Triggering event[1]	Base salary[2] ($)	Short- term incentive[3] ($)	Medium- term incentive[4] ($)	Long- term incentive[5] ($)	Pension[6] ($)	Benefits[7] ($)	Total payout ($)

Robert R. Rooney	CIC	-	-	-	-	-	-	-
	Death	-	-	4,612,053	947,210	-	23,682	5,582,945
	Retirement	-	-	2,583,511	947,210	-	23,682	3,554,403
	Voluntary or for cause termination	-	-	-	-	-	23,682	23,682
	Involuntary termination without cause	1,231,468	1,478,185	4,593,164	947,210	729,000	98,092	9,077,119
	Involuntary or good reason termination after a CIC	1,231,468	1,478,185	4,612,053	947,210	729,000	98,092	9,096,008

[1]	Messrs. Monaco, Yu, Rooney and Ms. Hansen are retirement eligible NEOs as of December 31, 2022. Retirement eligibility under Enbridge programs means age 55 or older.
[2]	Reflects a lump sum payment equal to three times (for Mr. Monaco) and two times (for Messrs. Gruending, Yu, Rooney and Ms. Hansen) the NEO’s base salary in effect as at December 31, 2022.
[3]

Reflects a lump sum payment equal to three times (for Mr. Monaco) and two times (for Messrs. Yu, Gruending, Rooney and Ms. Hansen) the average of the short-term incentive award paid to the NEO in the two years preceding the year in which the termination occurs. In addition, the NEO would receive a short-term incentive payment for the current year reflected in the Summary Compensation Table.

[4]

Represents the value of RSUs and PSUs that would vest and be settled in cash upon the triggering event, based on C$52.92 for awards granted in Canadian dollars and US$39.10 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 30, 2022, and assuming, in the case of PSUs, target performance. For PSUs and RSUs, severance period, as outlined in the executive employment agreement, counts towards active service when prorating for termination without cause.

[5]

Represents the “in-the-money value” of unvested ISOs as of December 31, 2022, that would be paid in cash (as a result of an involuntary termination without cause) or that would become vested (as a result of an involuntary or good reason termination after a Change in Control or retirement). In-the-money value is calculated as C$52.92 for awards granted in Canadian dollars and US$39.10 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 30, 2022, less the applicable exercise price of the option.

[6]	Reflects the value of three additional years of pension credit for Mr. Monaco and two additional years of pension credit for each of Messrs. Yu, Gruending, Rooney and Ms. Hansen.
[7]

Reflects a lump sum cash payment in respect of the flex credit allowance, vacation carryover and savings plan matching contributions that would have been paid by Enbridge in respect of the NEO over a period of three years (for Mr. Monaco) or two years (for each of Messrs. Yu, Gruending, Rooney and Ms. Hansen) following the executive’s termination, plus an allowance for financial and career counselling.

[8]

Amounts shown for Mr. Yardley represent the value on his departure date, with payout value of the unvested medium- and long-term incentives based on the closing price of an Enbridge share on the NYSE on his retirement date May 31, 2022, of $46.15.

Additional equity compensation information

Enbridge shares used for purposes of equity compensation

Enbridge adopted the 2019 LTIP effective February 13, 2019, under which stock options were granted beginning in 2019. The 2019 LTIP was approved by our shareholders at our 2019 annual meeting of shareholders.

Two prior stock option plans were approved by Enbridge shareholders in 2007, as Enbridge Inc. Incentive Stock Option Plan (2007), as revised (Incentive Stock Option Plan), and Enbridge Inc. Performance Stock Option Plan (2007), as amended and restated (2011) and further amended (2012 and 2014). No awards have been or will be granted under the Incentive Stock Option Plan or Performance Stock Option Plan after February 13, 2019, and all shares still available to be issued and not subject to awards under these prior stock option plans became available under the 2019 LTIP.

Shares reserved for equity compensation as of December 31, 2022

	A	B		C

Plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column A) (#)

2019 LTIP[1]	17,276,555	50.61	[4,5]	30,078,923[6]

Incentive Stock Option Plan[2]	11,768,561	51.88	[4]	-

Spectra 2007 LTIP[3]	618,605	39.12	[4]	-

[1]	Includes options and share-settled restricted stock units outstanding under the 2019 LTIP.
[2]	Includes options outstanding under the Incentive stock option plan.
[3]

Awards granted under the Spectra 2007 LTIP were assumed by Enbridge at the closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.

[4]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022.
[5]

This weighted-average exercise price relates only to options granted under the 2019 LTIP. All other awards granted under the 2019 LTIP are deliverable without the payment of any consideration, and therefore these awards have not been considered in calculating the weighted average exercise price.

[6]	Represents 1.4855% of total issued and outstanding Enbridge shares as of December 31, 2022.

Awards granted and outstanding as of December 31, 2022

Awards outstanding	Number outstanding	Percentage of total issued and outstanding Enbridge shares

2019 LTIP[1]	17,276,555	0.8532%

Incentive Stock Option Plan	11,768,561	0.5812%

Spectra 2007 LTIP – stock options[2]	618,605	0.0305%

[1]	Includes options and share-settled restricted stock units outstanding under the 2019 LTIP.
[2]	Awards granted under the Spectra 2007 LTIP as described in the “Assumed equity-based compensation awards from Spectra Energy” section.

Plan restrictions – 2019 LTIP

Enbridge shares reserved for issue under the 2019 LTIP

49,700,000 in total, or 2.45% of Enbridge’s total issued and outstanding Enbridge shares as of December 31, 2022.

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

Annual burn rate

Stock options outstanding	2022	2021	2020

2019 LTIP	0.2071%	0.2232%	0.2529%

Incentive Stock Option Plan[1]	-	-	-

Spectra 2007 LTIP – stock options[2]	-	-	-

[1]	No grants have been made under this plan since 2018 and no further grants will be made under this plan.
[2]

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

Termination provisions of equity compensation plans

The termination provisions for equity compensation awards granted under the 2019 LTIP (as governed by the incentive stock option grant agreements and the restricted stock unit grant agreements), and the incentive stock option plan (2007), as revised are summarized below.

Reason for termination		Incentive stock option provisions[1]	Restricted stock unit provisions

Resignation		Can exercise vested options up to 30 days from the date of termination or until the option term expires (if sooner).	All outstanding RSUs are forfeited.

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

[1]

Differences in termination provisions apply for US$ options where the executive has elected treatment as incentive stock options within the meaning of U.S. Internal Revenue Code Section 422. All U.S. ISOs beginning with the 2018 grant are issued as non-qualified.

Other benefits elements

Retirement benefits

The NEOs participate in the Senior Management Pension Plan (“SMPP”), a non-contributory defined benefit plan which is part of a market competitive compensation package for all Canadian and U.S. members of senior management. Before becoming participants in the SMPP, certain NEOs participated in a defined benefit or defined contribution pension plan.

Defined benefit plan

The following graphic shows how the SMPP retirement benefit payable at normal retirement age is calculated:

Key terms of the SMPP:

•	Eligibility: members of senior management join the SMPP on the later of their date of hire or promotion to a senior management position;

•	Vesting: plan participants are fully vested immediately;

•

Retirement age: normal retirement date is age 65. Participants may retire and receive an unreduced benefit at age 60, or as early as age 55 if they have 30 years of service. Participants with less than 30 years of service may retire on or after age 55 and receive a benefit that is reduced by 3% for each year the participant’s age at retirement was less than age 60;

•	Adjustment for inflation: retirement benefits are indexed at 50% of the annual increase in the consumer index price; and

•

Survivor benefits: benefits are payable for the life of the member. If the member is single at retirement, 15 years of pension payments are guaranteed. If the member is married at retirement and dies before their spouse, 60% of the pension will continue to be paid to the spouse for his/her lifetime.

Pension benefits are paid from the following tax-qualified and supplemental pension plans (collectively, the “Senior Management Pension Plan” (SMPP):

•	Retirement Plan for Employees of Enbridge Inc. and Affiliates;

•	Enbridge Employee Services, Inc. Employees’ Pension Plan;

•	Enbridge Supplemental Pension Plan; and

•	Enbridge Employee Services Inc. Supplemental Pension Plan for United States Employees.

Prior to the merger of Enbridge Inc. and Spectra Energy (the Merger Transaction as defined on page 61), Mr. Yardley participated in a qualified and a non-qualified cash balance arrangement, to which there are no further contributions or service accruals.

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

Executive[7]	Credited service (years)	Annual benefits payable		Accrued obligation at January 1, 2022 ($)	Compensatory change[1] ($)	Non- compensatory change[2] ($)	Accrued obligation at December 31, 2022 ($)
		At year end ($)	At age 65 ($)
				A	B	C	A+B+C

Al Monaco[3]	24.08	1,750,000	1,750,000	28,798,000	204,000	(3,499,000)	25,503,000

Vern D. Yu	21.75	486,000	652,000	8,954,000	1,140,000	(2,461,000)	7,633,000

Cynthia L. Hansen	17.42	330,000	533,000	5,589,000	2,091,000	(1,996,000)	5,684,000

Colin K. Gruending[4]	19.25	415,000	658,000	7,011,000	855,000	(2,267,000)	5,599,000

William T. Yardley[5,6]	21.55	118,000	118,000	3,939,000	285,000	(1,643,000)	2,581,000

Robert R. Rooney	5.92	118,000	118,000	1,682,000	410,000	(448,000)	1,644,000

[1]	The components of compensatory change are current service cost and the difference between actual and estimated pensionable earnings.
[2]	The non-compensatory change includes interest on the accrued obligation at the start of the year, changes in actuarial assumptions and other experience gains and losses not related to compensation.
[3]

Mr. Monaco’s expected June 30, 2023 retirement date has been reflected in the annual benefits payable at age 65 and the accrued obligation at December 31, 2022. Mr. Monaco’s retirement benefit is calculated using a 2.5% accrual rate for each year of credited service between 2008 and 2013. The higher accrual rate is equivalent to approximately 1.50 years of credited service. Upon Mr. Monaco’s appointment to President & CEO, a cap to the annual pension payable of $1,750,000 was implemented.

[4]	Mr. Gruending’s SMPP retirement benefits earned after December 31, 2017 are not indexed for inflation.
[5]

Mr. Yardley’s annual benefits payable and accrued obligation at year end reflects his retirement in 2022. The accrued obligation at January 1, 2022 reflects his cash balance retirement benefits earned prior to joining the SMPP equal to US$1,102,701. The annual benefits payable and accrued obligation at December 31, 2022 excludes the cash balance retirement benefits earned prior to joining the SMPP as he elected to receive these benefits as a lump sum following this retirement.

[6]

U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3550 in 2022. The impact of changes to exchange rates on Ms. Hansen’s and Mr. Yardley’s accrued obligation are reflected in the non-compensatory change.

[7]

In 2020, all NEOs were granted a temporary hold-harmless against a reduction to their SMPP pension resulting from the significant reductions in base salary should they retire within five years of the reduction. These temporary base salary reductions were related to the impacts of COVID-19, reduced energy demand and reduced commodity prices, and were not intended to have a permanent impact on the SMPP lifetime pensions. NEO base salaries were reinstated in 2021.

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

Executive	Accumulated value at January 1, 2022 ($)	Compensatory change[1] ($)	Accumulated value at December 31, 2022 ($)

Al Monaco	91,279	-	84,051

Vern D. Yu	102,061	-	95,239

Cynthia L. Hansen	177,812	-	158,616

Colin K. Gruending	103,304	-	98,642

[1]	The compensatory change is equal to contributions made by the Company during 2022.

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

Assumed equity-based compensation awards from Spectra Energy

On February 27, 2017, Enbridge Inc and Spectra Energy combined through a stock-for-stock merger transaction (the “Merger Transaction”). Pursuant to the terms of the merger agreement, Enbridge assumed all awards outstanding under the Spectra Energy Corp 2007 Long Term Incentive Plan, as amended and restated (the “Spectra 2007 LTIP”) at the closing of the Merger Transaction (“Assumed Spectra LTIP Awards”). The Assumed Spectra LTIP Awards, including the shares of Enbridge issuable thereunder, were approved by Enbridge shareholders as part of the Merger Transaction on December 15, 2016. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.

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

Quantification of equity-based compensation

Set forth below are the number of Enbridge shares issuable under the Spectra 2007 LTIP in connection with the exercise or settlement of the Assumed Spectra Energy Awards outstanding as of December 31, 2022.

Spectra Energy options	Total Enbridge shares issuable under Spectra 2007 LTIP	Percentage of issued and outstanding Enbridge shares

618,605	618,605	0.0305%

Termination provisions of Spectra Energy options

The termination provisions for the Spectra Energy options, are described below.

Reason for termination	Provisions

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

Steven W. Williams (Chair)

Mayank (Mike) M. Ashar

Susan M. Cunningham

S. Jane Rowe

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

The Governance Committee uses a peer group of companies to set the annual retainers for our Board and targets director compensation at or about the 50th percentile. See “Benchmarking to peers” beginning on page 24 for more information about our peer group and how we benchmark executive compensation.

The Governance Committee reviews the Directors’ Compensation Plan every year, with assistance from management. Every second year a comprehensive review is conducted by an external consultant. In 2022, the Governance Committee engaged Mercer (Canada) Limited for a formal review of directors’ compensation, including peer analysis and benchmarking to the peer group.

Following this review, and in line with our director compensation philosophy of targeting director compensation at or about the 50th percentile in our peer group, the Board of Directors, on recommendation of the Governance Committee, approved changes to directors’ compensation in 2023, effective January 1, 2023, including a

US$15,000 increase in the annual Board retainer and a US$5,000 increase in the annual Governance Committee Chair retainer.

Each year, as part of this review, the Governance Committee considers the time commitment and experience required of our directors. The Governance Committee also reviews the Directors’ Compensation Plan to make sure the overall program is still appropriate and reports its findings to the Board.

All non-employee director compensation in 2022 was paid under the Directors’ Compensation Plan. We do not compensate non-employee directors under our 2019 Long Term Incentive Plan for employees. All retainers are payable in U.S. dollars regardless of director residency.

Director share ownership requirements

We expect directors to own Enbridge shares so that they have an ongoing stake in the Company and are aligned with the interests of shareholders. Directors must, within five years of becoming a director, hold at least three times their annual Board retainer in DSUs or Enbridge shares. The annual Board retainer is US$300,000 and the director share ownership requirement is US$900,000. See “Change in director equity ownership” on page 68 for more information.

If a decrease in the market value of Enbridge shares results in a director no longer meeting the share ownership requirements, we expect the director to buy additional Enbridge shares in order to satisfy the minimum threshold.

DSUs are paid out when a director retires from the Board. They are settled in cash, based on the weighted average of the trading price of common shares on the TSX for the last five trading days before the date that is three trading days before the payment date, multiplied by the number of DSUs the director holds. Directors may not engage in equity monetization transactions or hedges involving securities of Enbridge (see “Prohibition on hedging” on page 22).

About DSUs

A deferred share unit (“DSU”) is a notional share that has the same value as one Enbridge common share. Its value fluctuates with variations in the market price of Enbridge shares. DSUs do not have voting rights but they accrue dividends as additional DSUs, at the same rate as dividends paid on our common shares.

Director compensation components

Our Directors’ Compensation Plan has four components:

•	an annual retainer;

•	an annual retainer if they serve as the Chair of the Board or chair of a Board committee;

•	a fee for travelling to Board and Board committee meetings; and

•	reimbursement for reasonable travel and other out-of-pocket expenses relating to their duties as a director.

We do not have meeting attendance fees.

Our Directors’ Compensation Plan has been in effect since 2004 and was revised most recently in 2023. The table below shows the fee schedule for directors in 2022.

Directors are paid quarterly. As of January 1, 2023, Mr. Ebel no longer receives any director compensation because he is compensated in his new role as our President & CEO.

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

2022 directors’ compensation plan retainers

Compensation component	Annual amount (US$)

Board retainer	285,000

Additional retainers

Chair of the Board retainer	265,000

Board committee chair retainer

• Audit, Finance and Risk	25,000

• Human Resources and Compensation	20,000

• Safety and Reliability	15,000

• Sustainability	15,000

• Governance	15,000

Travel fee (where applicable)	1,500

Before a director’s minimum share ownership is met, at least 50% of their retainer will be paid in the form of DSUs, with the balance paid in cash, Enbridge shares or DSUs, in a percentage mix they choose. Once a director’s minimum share ownership is met, they can choose to receive between 35 and 100% of their retainer in DSUs, with the balance paid in cash, Enbridge shares or DSUs, in a percentage mix they choose. Directors are allocated the DSUs and Enbridge shares based on the weighted average of the trading price of the Enbridge shares on the TSX for the five trading days immediately preceding the date that is two weeks prior to the date of payment. Directors who do not make a timely election as to the form in which they wish to receive their retainer will receive the applicable minimum amount in DSUs and the balance in cash.

The table below shows the compensation components in which each director’s annual retainer for the year ended December 31, 2022 was delivered.

Director	Cash (%)	Enbridge shares (%)	DSUs (%)

Mayank M. Ashar	-	-	100

Gaurdie E. Banister	-	-	100

Pamela L. Carter	40	25	35

Susan M. Cunningham	50	-	50

Gregory L. Ebel[1]	50	-	50

Jason B. Few	50	-	50

Teresa S. Madden	50	-	50

Stephen S. Poloz	30		70

S. Jane Rowe	-	50	50

Dan C. Tutcher	-	-	100

Steve W. Williams	-	-	100

Former Directors[2]	-	-	-

J. Herb England	-	65	35

Al Monaco[3]	-	-	-

[1]	Mr. Ebel became President and CEO effective January 1, 2023, in which capacity he does not receive any compensation as a director.
[2]	Mr. England retired from the Board effective May 4, 2022, and Mr. Monaco retired from the Board effective December 31, 2022.
[3]	Mr. Monaco did not receive any compensation as a director of Enbridge because he was our President & CEO.

2022 Director compensation table

The table below provides information concerning the compensation of each non-employee director who served at any time in 2022. For information on Mr. Monaco’s compensation, see page 45.

		Share based awards[2]				All other compensation			Total

	Fees earned[1] (cash)	Enbridge shares[3]		DSUs[3]		Other fees[4]	Dividends on DSUs[5]

Director	($)	(#)	($)	(#)	($)	($)	(#)	($)	($)

Mayank M. Ashar				6,639	369,944	4,030	150	8,455	382,430

Gaurdie E. Banister				6,639	369,944	5,872	150	8,455	384,272

Pamela L. Carter	163,509	1,658	92,486	2,473	137,844	7,887	56	3,167	404,893

Susan M. Cunningham	194,708			3,494	194,708	5,872	79	4,450	399,737

Gregory L. Ebel	356,964			6,406	356,964	5,872	145	8,159	727,958

Jason B. Few	122,174			2,197	122,197	7,887	28	1,555	253,813

Teresa S. Madden	201,198			3,610	201,198	5,872	82	4,599	412,866

Stephen S. Poloz	116,825			4,892	272,591	7,887	110	6,230	403,532

S. Jane Rowe		3,317	197,602	3,319	184,972	7,887	75	4,228	394,689

Dan C. Tutcher				6,988	389,415	2,015	158	8,900	400,330

Steve W. Williams				4,432	246,461	3,982	56	3,110	253,553

Former Directors

J. Herb England		1,379	77,120	744	41,526		8	495	119,141

Al Monaco[6]

[1]

The cash portion of the retainers paid to the directors. Directors are paid quarterly in US$. The values presented in this table are in C$ and reflect U.S./Canadian exchange rates from the Bank of Canada of 1.2776 as at March 10, 2022, 1.2597 as at June 2, 2022, 1.3116 as at September 8, 2022, and 1.3433 as at December 1, 2022.

[2]	The portion of the retainer received as DSUs and Enbridge shares.
[3]

The value of the Enbridge shares and DSUs paid quarterly is based on the weighted average of the trading price of Enbridge shares on the TSX for the five trading days prior to the date that is two weeks prior to the applicable payment date. The weighted average Enbridge share prices were $55.35, $57.56, $55.56 and $54.61 for the first, second, third and fourth quarters, respectively, of 2022.

[4]

For all of our non-employee directors, includes a per meeting US$1,500 travel fee. For Mr. Ebel, this amount does not include expenses incurred in 2022 for relocation services, housing in Calgary, and related expenses as part of his transition to President & CEO of $54,079.

[5]	Includes dividend equivalents granted in 2022 on DSUs granted in 2022 based on the 2022 quarterly dividend rate of $0.86. Dividend equivalents vest at the time of grant.
[6]	Mr. Monaco did not receive any compensation as a director of Enbridge because he was our President & CEO until December 31, 2022.

Change in director equity ownership

The table below shows the change in each director’s equity ownership from March 2, 2022 to March 2, 2023, the dates of the 2022 and 2023 management information circulars, respectively.

Director	Enbridge shares (#)	DSUs (#)	Total Enbridge shares + DSUs (#)	Market (at risk) value of equity holdings (C$)[1,2]

Mayank M. Ashar

2023	64,000	10,248	74,248	3,902,475

2022	64,000	3,141	67,141	3,764,596

Change	–	7,107	7,107	137,879

Gaurdie E. Banister

2023	16,449	8,113	24,562	1,290,979

2022	16,449	1,135	17,584	985,935

Change	–	6,978	6,978	305,044

Pamela L. Carter

2023	48,097	18,896	66,993	3,521,152

2022	46,439	15,339	61,778	3,463,892

Change	1,658	3,557	5,215	57,260

Susan M. Cunningham[2]

2023	2,581	16,760	19,341	1,016,563

2022	2,581	12,334	14,915	836,284

Change	–	4,426	4,426	180,279

Gregory L. Ebel[3]

2023	651,845	50,179	702,024	36,898,381

2022	651,845	41,708	693,553	38,887,517

Change		8,471	8,471	(1,989,135)

Jason B. Few[2]

2023	–	2,263	2,263	118,943

2022	–	–	–	–

Change	–	2,263	2,263	118,943

Teresa S. Madden[2]

2023	1,000	17,148	18,148	953,859

2022	1,000	12,585	13,585	761,711

Change		4,563	4,563	192,148

Al Monaco[3]

2023	997,792	–	997,792	52,443,948

2022	962,571	–	962,571	53,971,356

Change	35,221	–	35,221	(1,527,408)

Stephen S. Poloz[2]

2023	–	13,751	13,751	722,753

2022	–	8,140	8,140	456,410

Change	–	5,611	5,611	266,343

S. Jane Rowe[2]

2023	19,100	4,056	23,156	1,217,079

2022	5,783	567	6,350	356,045

Change	13,317	3,489	16,806	861,035

Dan C. Tutcher

2023	626,649	173,545	800,194	42,058,197

2022	650,649	156,248	806,897	45,242,715

Change	(24,000)	17,297	(6,703)	(3,184,518)

Steve W. Williams[2]

2023	5,000	4,565	9,565	502,736

2022	–	–	–	–

Change	5,000	4,565	9,565	502,736

Total

2023	2,432,513	319,524	2,752,037	144,647,065

2022	2,401,317	251,197	2,652,514	148,726,460

Change	31,196	68,327	99,523	(4,079,395)

[1]

Based on the total market value of the Enbridge shares and/or DSUs owned by the director, based on the closing prices of $52.56 on the TSX on March 2, 2022 and $52.92 on March 2, 2023. These amounts have been rounded to the nearest dollar in Canadian dollars. Excludes stock options of Messrs. Ebel and Monaco.

[2]

Directors must hold at least three times their annual US$300,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.3550, the published WM/Reuters 4 pm London exchange rate for December 30, 2022. All current directors meet or exceed this requirement except Mses. Cunningham, Madden and Rowe, who have until February 13, 2024, February 12, 2024 and November 4, 2026, respectively, and Messrs. Poloz, Few and Williams, who have until and June 4, 2025 and May 4, 2027, respectively, to meet this requirement.

[3]

Mr. Monaco and Mr. Ebel did not, during their time as President & CEO, receive any compensation as a director of Enbridge and were only compensated for their role as President & CEO. The President & CEO is subject to a share ownership requirement of six times their base salary. See page 47 for information on Mr. Monaco’s share ownership as a multiple of his base salary.

Non-GAAP and other financial measures

This Amendment No. 1 on Form 10-K/A contains references to non-GAAP and other financial measures, including EBITDA, adjusted EBITDA, DCF and DCF per common share. Management believes the presentation of these metrics gives useful information to investors and shareholders as they provide increased transparency and insight into the performance of the Company.

Our non-GAAP measures described above are not measures that have standardized meaning prescribed by generally accepted accounting principles in the United States of America (U.S. GAAP) and are not U.S. GAAP measures. Therefore, these measures may not be comparable with similar measures presented by other issuers.

EBITDA and Adjusted EBITDA

EBITDA represents earnings before interest, tax, depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for unusual, infrequent or other non-operating factors on both a consolidated and segmented basis. Management uses EBITDA and adjusted EBITDA to set targets and to assess the performance of the Company and its business units.

Distributable cash flow

DCF and DCF per common share are measures used for purposes of Enbridge’s executive compensation programs. The following table presents the reconciliation of cash provided by operating activities to DCF. DCF is defined as cash flow provided by operating activities before changes in operating assets and liabilities (including changes in environmental liabilities) less distributions to noncontrolling interests and redeemable noncontrolling interests, preference share dividends and maintenance capital expenditures, and further adjusted for unusual, non-recurring or non-operating factors. Management also uses DCF to assess the performance of the company and to set its dividend payout target. DCF for the year ended December 31, 2022 has been converted to DCF per share by taking DCF of C$10,983 million and dividing by 2,025 million, the weighted average number of Enbridge shares outstanding as of December 31, 2022. For purposes of the 2022 STIP award determinations as described on page 29, DCF was converted to DCF per share by taking DCF of C$10,955 million and dividing by 2,025 million, the weighted average number of Enbridge shares outstanding as of December 31, 2022. For purposes of 2020 PSU payout determinations as described on page 35, DCF was converted to DCF per share by taking DCF of C$11,036 million and dividing by 2,025 million, the weighted average number of Enbridge shares outstanding as of December 31, 2022.

	Years ended December 31

(unaudited, millions of Canadian dollars)	2022	2021

Cash provided by operating activities	11,230	9,256

Adjusted for changes in operating assets and liabilities[1]	12	1,466

	11,242	10,722

Distributions to noncontrolling interests and redeemable noncontrolling interests	(259)	(271)

Preference share dividends	(338)	(367)

Maintenance capital expenditures[2]	(820)	(686)

Significant adjustment items:

Other receipts of cash not recognized in revenue[3]	238	127

Distributions from equity investments in excess of cumulative earnings[4]	733	418

Enterprise insurance strategy restructuring expenses	100

Other items	87	98

DCF	10,983	10,041

Adjusting items in respect of:

For STIP calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of target setting expressed in DCF	(28)	54

Total DCF adjusted for 2022 STIP award determinations	10,955	10,095

DCF	10,983	10,041

Adjusting items in respect of:

For 2020 PSU calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of the grant expressed in DCF	53	155

Total DCF adjusted for 2020 PSU payout determinations	11,036	10,196

[1]	Changes in operating assets and liabilities, net of recoveries.
[2]

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

[3]	Consists of cash received net of revenue recognized, for contracts under make-up rights and similar deferred revenue arrangements.
[4]	Presented net of adjusting items.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Shares reserved for equity compensation as of December 31, 2022” for information regarding our equity plan compensation on page 56.

Security ownership of certain beneficial owners and management

Beneficial ownership table

The table below sets forth the number and percentage of outstanding Enbridge shares beneficially owned by each of our directors, NEOs and all directors and executive officers as a group, as of March 2, 2023. The number of Enbridge shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, for each person named in the table, the number in the “Number of Enbridge shares acquirable within 60 days” column includes shares covered by stock options that may be exercised and that vest within 60 days after March 2, 2023, as well as shares acquired on settlement of RSUs within 60 days after March 2, 2023. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Enbridge Inc., 200, 425 - 1st Street SW, Calgary, Alberta, T2P 3L8.

Name of beneficial owner	Number of Enbridge shares held	Number of Enbridge shares acquirable within 60 days	Total Enbridge shares beneficially owned	Percent of common shares outstanding

Mayank M. Ashar	64,000	-	64,000	*

Gaurdie E. Banister[1]	16,449	-	16,449	*

Pamela L. Carter[1]	48,097	-	48,097	*

Susan M. Cunningham	2,581	-	2,581	*

Gregory L. Ebel	651,845	405,408	1,057,253	*

Jason B. Few	-	-	-	*

Teresa S. Madden	1,000	-	1,000	*

Al Monaco[2]	997,792	3,790,243	4,761,440	*

Stephen S. Poloz	-	-	-	*

S. Jane Rowe[1]	19,100	-	19,100	*

Dan C. Tutcher	626,649	-	626,649	*

Steven W. Williams	5,000	-	5,000	*

Colin K. Gruending	82,142	561,576	638,445	*

Robert R. Rooney	58,688	629,721	683,750	*

William T. Yardley[2]	125,116	452,394	569,096	*

Vern D. Yu	175,344	868,457	1,038,085	*

Cynthia Hansen	215,206	567,078	777,396	*

Executive officers and directors as a group [2]	3,288,963	8,523,056	11,812,019	1

[1]

Ms. Carter, Ms. Rowe and Mr. Banister will be paid a portion of their directors’ compensation in Enbridge shares on March 17, 2023. Under our Directors’ Compensation Plan, the number of Enbridge shares will be calculated by dividing the applicable amount of compensation in Canadian dollars payable in Enbridge shares on the payment date by the weighted average the closing price per Enbridge share on the TSX for the five trading days prior to the date that is two weeks prior to the payment date.

[2]

Includes Al Monaco who retired as President and CEO on December 31, 2022 and is serving as an advisor to the newly-appointed President & CEO until June 30, 2023, and William T. Yardley who retired from Enbridge on May 31, 2022. Numbers provided for Messrs. Monaco and Yardley are current as at their respective retirement dates.

*	Represents less than 1% of the outstanding Enbridge shares.

Principal shareholders

The table below sets forth information about the number of Enbridge shares held by persons known by the Company to be the beneficial owners of more than 5% of issued and outstanding Enbridge shares, as of March 2, 2023. This information is based on the most recently available reports filed with the SEC.

Name and address of beneficial owner	Aggregate number of Enbridge shares beneficially owned	Percent of Enbridge shares outstanding

BlackRock, Inc. 55 East 52nd Street New York, NY 10055[1]	106,317,024	5.3%

[1]	The information for this beneficial owner is based on Schedule 13G filing on February 9, 2023, which can be retrieved at sec.gov.

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

This approach is consistent with the requirements of the CBCA. In addition, the Board would review related person transactions in conjunction with making director independence determinations. Completion of annual questionnaires by directors and officers of the Company assists in identifying possible related person transactions. Further, as stated above, pursuant to our Statement on Business Conduct, all officers and directors are required to avoid conflicts of interest and to disclose any actual or potential conflicts of interest. They must also annually certify their compliance with the Statement on Business Conduct. Disclosures of an actual or potential conflict of interest are reviewed by the Company’s Ethics and Compliance Department to ensure appropriate follow-up and reporting. Any waiver from any part of the Statement on Business Conduct requires the approval of the CEO. For executive officers, senior financial officers and members of the Board, a waiver requires the express approval of Enbridge’s Board. Since the beginning of 2022, neither the CEO nor the Board has waived any aspect of the Statement on Business Conduct.

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

In 2022, there were no related person transactions that required approval or disclosure in this Amendment No. 1 on Form 10-K/A.

Independence

The majority of our directors must be independent, as defined by Canadian securities regulators in NI 52-110, NYSE rules and the rules and regulations of the SEC. Our Governance Guidelines, available on our website (enbridge.com), provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if a director is independent and makes this determination annually or more often, if required.

The Board has determined that 10 of our 11 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Each of the Board’s five standing committees is comprised entirely of independent directors.

The Governance Committee is responsible for ensuring the Board functions independently of management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

External auditor services—fees

The following table sets forth all services rendered by the Company’s auditors, PwC, by category, together with the corresponding fees billed by the auditors for each category of service for the financial years ended December 31, 2022 and 2021.

	2022 (C$)	2021 (C$)	Description of fee category

Audit fees	16,018,000	15,763,000	Represents the aggregate fees for audit services.

Audit-related fees	476,000	710,000	Represents the aggregate fees for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit fees”. During fiscal years 2022 and 2021, the services provided in this category include due diligence related to prospectus offerings and purchase price allocations.

Tax fees	1,555,000	1,774,000	Represents the aggregate fees for professional services rendered by the Company’s auditors for tax compliance, tax advice and tax planning.

All other fees	347,000	352,000	Represents the aggregate fees for products and services provided by the Company’s auditors other than those services reported under “Audit fees”, “Audit-related fees” and “Tax fees”. During fiscal years 2021 and 2022, these fees include those related to French translation work.

Total fees	18,396,000	18,599,000

Pre-approval policies and procedures

The AFRC has adopted a policy that requires pre-approval by the Audit, Finance and Risk Committee of any services to be provided by the Company’s external auditors, PwC, whether audit or non-audit services. The policy prohibits the Company from engaging the auditors to provide the following non-audit services:

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

The AFRC believes that this policy will protect the Company from the potential loss of independence of the external auditors. The AFRC has also adopted a policy which prohibits the Company from hiring (as a full time employee, contractor or otherwise) into a financial reporting oversight role any current or former employee or partner of its external auditor who provided audit, review or attestation services in respect of the Company’s financial statements (including financial statements of its reporting issuer subsidiaries and significant investees) during the 12 month period preceding the date of the initiation of the current annual audit.

The policy further prohibits the hiring of a former partner of the Company’s external auditor who receives pension benefits from the firm, unless such pension benefits are of a fixed amount, not dependent upon firm earnings and fully funded. In all cases, the hiring of any partner or employee or former partner or employee of the independent auditor is subject to joint approval by the lead engagement partner and the Company’s Senior Vice President and Chief Accounting Officer. You can find information about the roles and responsibilities of the AFRC beginning on page 16 of this Amendment No. 1 on Form 10-K/A.

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

ENBRIDGE INC.
(Registrant)

Date: March 6, 2023	By:	/s/ Vern D. Yu
Vern D. Yu
Executive Vice President, Corporate Development, Chief Financial Officer and President, New Energy Technologies
Enbridge Inc.