Form 10-Q
period 2023-03-31
ENBRIDGE INC
filed 2023-05-05
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,024,676,423 common shares outstanding as at April 28, 2023.

GLOSSARY

AG	Attorney General
AOCI	Accumulated other comprehensive income/(loss)
DAPL	Dakota Access Pipeline
DCP	DCP Midstream, LP
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EIS	Environmental Impact Statement
Enbridge	Enbridge Inc.
Enbridge Gas	Enbridge Gas Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
NCIB	Normal course issuer bid
NGL	Natural gas liquids
OCI	Other comprehensive income/(loss)
OPEB	Other postretirement benefits
SEP	Spectra Energy Partners, LP
Texas Eastern	Texas Eastern Transmission, LP
Tres Palacios	Tres Palacios Holdings LLC
US	United States

CONVENTIONS

The terms "we", "our", "us" and "Enbridge" as used in this report refer collectively to Enbridge Inc. and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Enbridge.

Unless otherwise specified, all dollar amounts are expressed in Canadian dollars, all references to "dollars" or "$" are to Canadian dollars and all references to "US$" are to United States (US) dollars. All amounts are provided on a before-tax basis, unless otherwise stated.

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as ‘‘anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “likely”, “plan”, “project”, “target” and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; expected supply of, demand for, exports of and prices of crude oil, natural gas, natural gas liquids (NGL), liquified natural gas (LNG) and renewable energy; energy transition and lower-carbon energy, and our approach thereto; environmental, social and governance goals, practices and performance; industry and market conditions; anticipated utilization of our assets; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission and Midstream, Gas Distribution and Storage, Renewable Power Generation and Energy Services businesses; expected costs, benefits and in-service dates related to announced projects and projects under construction; expected capital expenditures; investable capacity and capital allocation priorities; share repurchases under our normal course issuer bid; expected equity funding requirements for our commercially secured growth program; expected future growth, development and expansion opportunities; expected optimization and efficiency opportunities; expectations about our joint venture partners’ ability to complete and finance projects under construction; expected closing of acquisitions and dispositions and the timing thereof; expected benefits of transactions; expected future actions of regulators and courts, and the timing and impact thereof; toll and rate cases discussions and proceedings and anticipated timeline and impact therefrom, including Mainline Tolling and those relating to the Gas Transmission and Midstream and Gas Distribution and Storage businesses; operational, industry, regulatory, climate change and other risks associated with our businesses; and our assessment of the potential impact of the various risk factors identified herein.

Although we believe these forward-looking statements are reasonable based on the information available on the date such statements are made and processes used to prepare the information, such statements are not guarantees of future performance and readers are cautioned against placing undue reliance on forward-looking statements. By their nature, these statements involve a variety of assumptions, known and unknown risks and uncertainties and other factors, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Material assumptions include assumptions about the following: the expected supply of, demand for, export of and prices of crude oil, natural gas, NGL, LNG and renewable energy; anticipated utilization of assets; exchange rates; inflation; interest rates; availability and price of labor and construction materials; the stability of our supply chain; operational reliability; maintenance of support and regulatory approvals for our projects; anticipated in-service dates; weather; the timing and closing of acquisitions and dispositions; the realization of anticipated benefits of transactions; governmental legislation; litigation; estimated future dividends and impact of our dividend policy on our future cash flows; our credit ratings; capital project funding; hedging program; expected earnings before interest, income taxes, and depreciation and amortization (EBITDA); expected earnings/(loss); expected future cash flows; and expected distributable cash flow. Assumptions regarding the expected supply of and demand for crude oil, natural gas, NGL, LNG and renewable energy, and the prices of these commodities, are material to and underlie all forward-looking statements, as they may impact current and future levels of demand for our services. Similarly, exchange rates, inflation and interest rates impact the economies and business environments in which we operate and may impact levels of demand for our services and cost of inputs, and are therefore inherent in all forward-looking statements. The most relevant assumptions associated with forward-looking statements regarding announced projects and projects under construction, including estimated completion dates and expected capital expenditures, include the following: the availability and price of labor and construction materials; the stability of our supply chain; the effects of inflation and foreign exchange rates on labor and material costs; the effects of interest rates on borrowing costs; and the impact of weather and customer, government, court and regulatory approvals on construction and in-service schedules and cost recovery regimes.

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities, operating performance; legislative and regulatory parameters; litigation; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom; operational dependence on third parties; dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; inflation; interest rates; commodity prices; access to and cost of capital; political decisions; global geopolitical conditions; and the supply of, demand for and prices of commodities and other alternative energy, including but not limited to, those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and US securities regulators. The impact of any one assumption, risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, Enbridge assumes no obligation to publicly update or revise any forward-looking statement made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
	2023	2022
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	4,783	8,325
Gas distribution sales	2,279	2,098
Transportation and other services	5,013	4,674
Total operating revenues (Note 2)	12,075	15,097
Operating expenses
Commodity costs	4,636	8,291
Gas distribution costs	1,594	1,456
Operating and administrative	2,037	1,875
Depreciation and amortization	1,146	1,055
Total operating expenses	9,413	12,677
Operating income	2,662	2,420
Income from equity investments	517	491
Other income (Note 9)	102	458
Interest expense	(905)	(719)
Earnings before income taxes	2,376	2,650
Income tax expense	(510)	(593)
Earnings	1,866	2,057
Earnings attributable to noncontrolling interests	(49)	(28)
Earnings attributable to controlling interests	1,817	2,029
Preference share dividends	(84)	(102)
Earnings attributable to common shareholders	1,733	1,927
Earnings per common share attributable to common shareholders (Note 4)	0.86	0.95
Diluted earnings per common share attributable to common shareholders (Note 4)	0.85	0.95
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2023	2022
(unaudited; millions of Canadian dollars)
Earnings	1,866	2,057
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	(45)	294
Change in unrealized gain on net investment hedges	15	133
Excluded components of fair value hedges	7	(1)
Reclassification to earnings of loss on cash flow hedges	7	57
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(4)	(2)
Foreign currency translation adjustments	(59)	(708)
Other comprehensive loss, net of tax	(79)	(227)
Comprehensive income	1,787	1,830
Comprehensive income attributable to noncontrolling interests	(64)	(13)
Comprehensive income attributable to controlling interests	1,723	1,817
Preference share dividends	(84)	(102)
Comprehensive income attributable to common shareholders	1,639	1,715
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended March 31,
	2023	2022
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning of period	6,818	7,747
Redemption of preference shares	—	(737)
Balance at end of period	6,818	7,010
Common shares
Balance at beginning of period	64,760	64,799
Shares issued on exercise of stock options	2	36
Shares issued on vesting of restricted stock units (RSU)	12	—
Share purchases at stated value	—	(30)
Other	—	(4)
Balance at end of period	64,774	64,801
Additional paid-in capital
Balance at beginning of period	275	365
Stock-based compensation	—	13
Options exercised	(1)	(34)
Other	—	(28)
Balance at end of period	274	316
Deficit
Balance at beginning of period	(15,486)	(10,989)
Earnings attributable to controlling interests	1,817	2,029
Preference share dividends	(84)	(102)
Share purchases in excess of stated value	—	(20)
Balance at end of period	(13,753)	(9,082)
Accumulated other comprehensive income/(loss) (Note 6)
Balance at beginning of period	3,520	(1,096)
Other comprehensive loss attributable to common shareholders, net of tax	(94)	(212)
Balance at end of period	3,426	(1,308)
Total Enbridge Inc. shareholders’ equity	61,539	61,737
Noncontrolling interests
Balance at beginning of period	3,511	2,542
Earnings attributable to noncontrolling interests	49	28
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized gain on cash flow hedges	17	2
Foreign currency translation adjustments	(2)	(17)
	15	(15)
Comprehensive income attributable to noncontrolling interests	64	13
Distributions	(92)	(60)
Contributions	4	6
Other	(1)	35
Balance at end of period	3,486	2,536
Total equity	65,025	64,273
Dividends paid per common share	0.888	0.860
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2023	2022
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	1,866	2,057
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	1,146	1,055
Deferred income tax expense	484	423
Unrealized derivative fair value gain, net (Note 7)	(520)	(369)
Income from equity investments	(517)	(491)
Distributions from equity investments	453	394
Other	40	47
Changes in operating assets and liabilities	914	(177)
Net cash provided by operating activities	3,866	2,939
Investing activities
Capital expenditures	(1,129)	(1,048)
Long-term investments and restricted long-term investments	(413)	(314)
Distributions from equity investments in excess of cumulative earnings	100	97
Additions to intangible assets	(66)	(53)
Affiliate loans, net	71	—
Net cash used in investing activities	(1,437)	(1,318)
Financing activities
Net change in short-term borrowings	(559)	89
Net change in commercial paper and credit facility draws	(2,921)	(283)
Debenture and term note issues, net of issue costs	4,111	2,643
Debenture and term note repayments	(968)	(1,155)
Contributions from noncontrolling interests	4	6
Distributions to noncontrolling interests	(92)	(60)
Common shares issued	—	2
Common shares repurchased	—	(50)
Preference share dividends	(84)	(91)
Common share dividends	(1,798)	(1,742)
Redemption of preference shares	—	(750)
Affiliate loans, net	51	—
Other	(33)	(92)
Net cash used in financing activities	(2,289)	(1,483)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	4	(4)
Net change in cash and cash equivalents and restricted cash	144	134
Cash and cash equivalents and restricted cash at beginning of period	907	320
Cash and cash equivalents and restricted cash at end of period	1,051	454
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2023	December 31, 2022
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	976	861
Restricted cash	75	46
Trade receivables and unbilled revenues	4,755	5,616
Other current assets	2,701	3,255
Accounts receivable from affiliates	100	114
Inventory	1,311	2,255
	9,918	12,147
Property, plant and equipment, net	104,251	104,460
Long-term investments	16,320	15,936
Restricted long-term investments	646	593
Deferred amounts and other assets	9,148	9,542
Intangible assets, net	3,913	4,018
Goodwill	32,411	32,440
Deferred income taxes	463	472
Total assets	177,070	179,608

Liabilities and equity
Current liabilities
Short-term borrowings	1,437	1,996
Trade payables and accrued liabilities	4,098	6,172
Other current liabilities	3,051	5,220
Accounts payable to affiliates	47	105
Interest payable	709	763
Current portion of long-term debt	7,436	6,045
	16,778	20,301
Long-term debt	71,740	72,939
Other long-term liabilities	9,235	9,189
Deferred income taxes	14,292	13,781
	112,045	116,210
Contingencies (Note 10)
Equity
Share capital
Preference shares	6,818	6,818
Common shares (2,025 outstanding at March 31, 2023 and December 31, 2022)	64,774	64,760
Additional paid-in capital	274	275
Deficit	(13,753)	(15,486)
Accumulated other comprehensive income (Note 6)	3,426	3,520
Total Enbridge Inc. shareholders’ equity	61,539	59,887
Noncontrolling interests	3,486	3,511
	65,025	63,398
Total liabilities and equity	177,070	179,608
The accompanying notes are an integral part of these interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Enbridge Inc. ("we", "our", "us" and "Enbridge") have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Regulation S-X for interim consolidated financial information. They do not include all of the information and notes required by US GAAP for annual consolidated financial statements and should therefore be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2022. In the opinion of management, the interim consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim consolidated financial statements follow the same significant accounting policies as those included in our audited consolidated financial statements for the year ended December 31, 2022. Amounts are stated in Canadian dollars unless otherwise noted.

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

2. REVENUES

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2023
(millions of Canadian dollars)
Transportation revenue	2,942	1,384	276	—	—	—	4,602
Storage and other revenue	64	95	99	—	—	—	258
Gas distribution revenue	—	—	2,287	—	—	—	2,287
Electricity revenue	—	—	—	66	—	—	66
Total revenue from contracts with customers	3,006	1,479	2,662	66	—	—	7,213
Commodity sales	—	—	—	—	4,783	—	4,783
Other revenue[1,2]	30	11	(40)	78	—	—	79
Intersegment revenue	129	1	3	—	18	(151)	—
Total revenue	3,165	1,491	2,625	144	4,801	(151)	12,075

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
Three months ended March 31, 2022
(millions of Canadian dollars)
Transportation revenue	2,685	1,194	251	—	—	—	4,130
Storage and other revenue	51	84	47	—	—	—	182
Gas gathering and processing revenue	—	15	—	—	—	—	15
Gas distribution revenue	—	—	2,098	—	—	—	2,098
Electricity revenue	—	—	—	62	—	—	62
Total revenue from contracts with customers	2,736	1,293	2,396	62	—	—	6,487
Commodity sales	—	—	—	—	8,325	—	8,325
Other revenue[1,2]	178	7	4	94	2	—	285
Intersegment revenue	141	—	11	—	10	(162)	—
Total revenue	3,055	1,300	2,411	156	8,337	(162)	15,097
1Includes realized and unrealized gains and losses from our hedging program which for the three months ended March 31, 2023 were a net $55 million loss (2022 - $94 million gain).
2 Includes revenues from lease contracts for the three months ended March 31, 2023 and 2022 of $144 million and $164 million, respectively.

We disaggregate revenue into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at March 31, 2023	3,186	232	2,328
Balance as at December 31, 2022	3,183	230	2,241

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenue. Revenue recognized during the three months ended March 31, 2023 included in contract liabilities at the beginning of the period was $36 million. Increases in contract liabilities from cash received, net of amounts recognized as revenue during the three months ended March 31, 2023 were $124 million.

Performance Obligations
There was no material revenue recognized in the three months ended March 31, 2023 from performance obligations satisfied in previous periods.

Revenue to be Recognized from Unfulfilled Performance Obligations
Total revenue from performance obligations expected to be fulfilled in future periods is $60.0 billion, of which $6.0 billion and $6.7 billion are expected to be recognized during the remaining nine months ending December 31, 2023 and the year ending December 31, 2024, respectively.

The revenues excluded from the amounts above, based on optional exemptions available under Accounting Standards Codification (ASC) 606, as explained below, represent a significant portion of our overall revenues and revenues from contracts with customers. Certain revenues such as flow-through operating costs charged to shippers are recognized at the amount for which we have the right to invoice our customers and are excluded from the amounts for revenue to be recognized in the future from unfulfilled performance obligations above. Variable consideration is excluded from the amounts above due to the uncertainty of the associated consideration, which is generally resolved when actual volumes and prices are determined. For example, we consider interruptible transportation service revenues to be variable revenues since volumes cannot be estimated. Additionally, the effect of escalation on certain tolls which are contractually escalated for inflation has not been reflected in the amounts above as it is not possible to reliably estimate future inflation rates. Revenues for periods extending beyond the current rate settlement term for regulated contracts where the tolls are periodically reset by the regulator are excluded from the amounts above since future tolls remain unknown. Finally, revenues from contracts with customers which have an original expected duration of one year or less are excluded from the amounts above.

Variable Consideration
During the three months ended March 31, 2023, revenue for the Canadian Mainline has been recognized in accordance with the terms of the Competitive Tolling Settlement, which expired on June 30, 2021. The tolls in place on June 30, 2021 continue on an interim basis until a new commercial arrangement is implemented and are subject to finalization and adjustment applicable to the interim period, if any. Due to the uncertainty of adjustment to tolling pursuant to a Canada Energy Regulator (CER) decision, interim toll revenue recognized during the three months ended March 31, 2023 is considered variable consideration.

Recognition and Measurement of Revenues

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended March 31, 2023
(millions of Canadian dollars)
Revenue from products transferred at a point in time	—	—	30	—	30
Revenue from products and services transferred over time[1]	3,006	1,479	2,632	66	7,183
Total revenue from contracts with customers	3,006	1,479	2,662	66	7,213

	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Consolidated
Three months ended March 31, 2022
(millions of Canadian dollars)
Revenue from products transferred at a point in time	—	—	16	—	16
Revenue from products and services transferred over time[1]	2,736	1,293	2,380	62	6,471
Total revenue from contracts with customers	2,736	1,293	2,396	62	6,487
1     Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

3. SEGMENTED INFORMATION

Three months ended March 31, 2023	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Operating revenues	3,165	1,491	2,625	144	4,801	(151)	12,075
Commodity and gas distribution costs	—	—	(1,612)	(4)	(4,782)	168	(6,230)
Operating and administrative	(1,123)	(549)	(309)	(53)	(18)	15	(2,037)
Income/(loss) from equity investments	248	238	—	35	—	(4)	517
Other income/(expense)	73	25	12	14	—	(22)	102
Earnings before interest, income taxes and depreciation and amortization	2,363	1,205	716	136	1	6	4,427
Depreciation and amortization							(1,146)
Interest expense							(905)
Income tax expense							(510)
Earnings							1,866
Capital expenditures[1]	280	527	264	45	—	25	1,141

Three months ended March 31, 2022	Liquids Pipelines	Gas Transmission and Midstream	Gas Distribution and Storage	Renewable Power Generation	Energy Services	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Operating revenues	3,055	1,300	2,411	156	8,337	(162)	15,097
Commodity and gas distribution costs	(11)	—	(1,468)	(4)	(8,427)	163	(9,747)
Operating and administrative	(947)	(530)	(299)	(48)	(14)	(37)	(1,875)
Income from equity investments	215	221	—	55	—	—	491
Other income	17	23	21	3	3	391	458
Earnings/(loss) before interest, income taxes and depreciation and amortization	2,329	1,014	665	162	(101)	355	4,424
Depreciation and amortization							(1,055)
Interest expense							(719)
Income tax expense							(593)
Earnings							2,057
Capital expenditures[1]	545	229	266	6	—	12	1,058

1Includes allowance for equity funds used during construction.

4. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

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

Weighted average shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2023	2022
(number of shares in millions)
Weighted average shares outstanding	2,025	2,026
Effect of dilutive options and RSUs	3	3
Diluted weighted average shares outstanding	2,028	2,029

For the three months ended March 31, 2023 and 2022, 16.7 million and 12.9 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $55.62 and $56.09, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On May 2, 2023, our Board of Directors declared the following quarterly dividends. All dividends are payable on June 1, 2023 to shareholders of record on May 15, 2023.

Dividend per share
Common Shares[1]	$0.88750
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.32513
Preference Shares, Series D2	$0.33825
Preference Shares, Series F	$0.29306
Preference Shares, Series H	$0.27350
Preference Shares, Series L	US$0.36612
Preference Shares, Series N	$0.31788
Preference Shares, Series P	$0.27369
Preference Shares, Series R	$0.25456
Preference Shares, Series 1	US$0.37182
Preference Shares, Series 3	$0.23356
Preference Shares, Series 5	US$0.33596
Preference Shares, Series 7	$0.27806
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11	$0.24613
Preference Shares, Series 13	$0.19019
Preference Shares, Series 15	$0.18644
Preference Shares, Series 19[3]	$0.38825
1The quarterly dividend per common share was increased 3.2% to $0.8875 from $0.86, effective March 1, 2023.
2The quarterly dividend per share paid on Preference Shares, Series D was increased to $0.33825 from $0.27875 on March 1, 2023 due to reset of the annual dividend on March 1, 2023.
3The quarterly dividend per share paid on Preference Shares, Series 19 was increased to $0.38825 from $0.30625 on March 1, 2023 due to reset of the annual dividend on March 1, 2023.

5. DEBT

CREDIT FACILITIES
The following table provides details of our committed credit facilities as at March 31, 2023:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2023-2027	9,623	7,053	2,570
Enbridge (U.S.) Inc.	2024-2027	8,594	1,702	6,892
Enbridge Pipelines Inc.	2024	2,000	876	1,124
Enbridge Gas Inc.	2024	2,500	1,440	1,060
Total committed credit facilities		22,717	11,071	11,646
1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In March 2023, Enbridge Gas Inc. (Enbridge Gas) increased its 364-day extendible credit facility from $2.0 billion to $2.5 billion.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $720 million was unutilized as at March 31, 2023. As at December 31, 2022, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $689 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to the commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2023 to 2027.

As at March 31, 2023 and December 31, 2022, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $9.0 billion and $10.5 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES
During the three months ended March 31, 2023, we completed the following long-term debt issuances totaling US$3.0 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	March 2023	5.70%	sustainability-linked senior notes due March 2033[1]	US$2,300
	March 2023	5.97%	senior notes due March 2026[2]	US$700
1The sustainability-linked senior notes are subject to a sustainability performance target of 35% reduction in emissions intensity from 2018 levels at an observation date of December 31, 2030. If the target is not met, on September 8, 2031, the interest rate will be set to equal 5.70% plus a margin of 50 basis points.
2We have the option to call the notes at par after one year from issuance. Refer to Note 7 - Risk Management and Financial Instruments.

LONG-TERM DEBT REPAYMENTS
During the three months ended March 31, 2023, we completed the following long-term debt repayments totaling US$513 million and $275 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2023	3.94%	medium-term notes	$275
	February 2023	Floating rate notes[1]		US$500
Tri Global Energy, LLC
	January 2023	10.00%	senior notes	US$4
	January 2023	14.00%	senior notes	US$9
1The notes carried an interest rate set to equal the Secured Overnight Financing Rate plus a margin of 40 basis points.

On April 15, 2023 call date, we redeemed at par all of the outstanding US$600 million five-year callable, 6.38% fixed-to-floating rate subordinated notes that carried an original maturity date of April 2078.

SUBORDINATED TERM NOTES
As at March 31, 2023 and December 31, 2022, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $10.3 billion.

FAIR VALUE ADJUSTMENT
As at March 31, 2023 and December 31, 2022, the net fair value adjustments to total debt assumed in a historical acquisition were $588 million and $608 million, respectively.

During the three months ended March 31, 2023 and 2022, amortization of the fair value adjustment recorded as a reduction to Interest expense in the Consolidated Statements of Earnings was $11 million.

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we are to default on payment or violate certain covenants. As at March 31, 2023, we were in compliance with all covenant provisions.

6. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in Accumulated other comprehensive income/(loss) (AOCI) attributable to our common shareholders for the three months ended March 31, 2023 and 2022 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2023	121	(35)	(1,137)	4,348	5	218	3,520
Other comprehensive income/(loss) retained in AOCI	(90)	7	15	(57)	—	—	(125)
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	8	—	—	—	—	—	8
Other contracts[2]	1	—	—	—	—	—	1
Amortization of pension and OPEB actuarial gain[3]	—	—	—	—	—	(5)	(5)
	(81)	7	15	(57)	—	(5)	(121)
Tax impact
Income tax on amounts retained in AOCI	28	—	—	—	—	—	28
Income tax on amounts reclassified to earnings	(2)	—	—	—	—	1	(1)
	26	—	—	—	—	1	27
Balance as at March 31, 2023	66	(28)	(1,122)	4,291	5	214	3,426

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2022	(897)	—	(166)	56	(5)	(84)	(1,096)
Other comprehensive income/(loss) retained in AOCI	384	(1)	133	(691)	—	—	(175)
Other comprehensive loss/(income) reclassified to earnings
Interest rate contracts[1]	76	—	—	—	—	—	76
Foreign exchange contracts[4]	(4)	—	—	—	—	—	(4)
Other contracts[2]	2	—	—	—	—	—	2
Amortization of pension and OPEB actuarial gain[3]	—	—	—	—	—	(3)	(3)
	458	(1)	133	(691)	—	(3)	(104)
Tax impact
Income tax on amounts retained in AOCI	(92)	—	—	—	—	—	(92)
Income tax on amounts reclassified to earnings	(17)	—	—	—	—	1	(16)
	(109)	—	—	—	—	1	(108)
Balance as at March 31, 2022	(548)	(1)	(33)	(635)	(5)	(86)	(1,308)
1Reported within Interest expense in the Consolidated Statements of Earnings.
2Reported within Operating and administrative expense in the Consolidated Statements of Earnings.
3These components are included in the computation of net periodic benefit credit and are reported within Other income in the Consolidated Statements of Earnings.
4Reported within Transportation and other services revenues and Other income in the Consolidated Statements of Earnings.

7. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

We employ financial derivative instruments to hedge foreign currency denominated earnings exposure. A combination of qualifying cash flow, fair value and non-qualifying derivative instruments is used to hedge anticipated foreign currency denominated revenues and expenses and to manage variability in cash flows. We hedge certain net investments in United States (US) dollar-denominated investments and subsidiaries using foreign currency derivatives and US dollar-denominated debt.

The foreign exchange risks inherent within the Competitive Toll Settlement framework are not expected to be present in the negotiated settlement. Accordingly, our foreign exchange hedging program related to the Canadian Mainline will no longer be required, and the related derivatives were terminated in the first quarter of 2023 for a realized loss of $638 million.

Interest Rate Risk
Our earnings and cash flows are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We monitor our debt portfolio mix of fixed and variable rate debt instruments to manage a consolidated portfolio of floating rate debt within the Board of Directors' approved policy limit of a maximum of 30% of floating rate debt as a percentage of total debt outstanding. We primarily use qualifying derivative instruments to manage interest rate risk. Pay fixed-receive floating interest rate swaps may be used to hedge against the effect of future interest rate movements. We have implemented a hedging program to partially mitigate the impact of short-term interest rate volatility on interest expense via the execution of floating-to-fixed interest rate swaps. These hedges have an average fixed rate of 4.1%.

On March 8, 2023, we issued US$700 million three-year fixed rate notes which includes the right for us to call at par after the first year. A corresponding fix-to-floating cancellable swap was also executed which gives the swap counterparty a similar right to cancel the swap after the first year. This swap has a fixed rate of 6.0%. This instrument is our only pay floating-receive fixed interest rate swap outstanding as at March 31, 2023.

Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. We have established a program including some of our subsidiaries to partially mitigate our exposure to long-term interest rate variability on forecasted term debt issuances via the execution of floating-to-fixed interest rate swaps with an average swap rate of 2.5%.

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

Equity Price Risk
Equity price risk is the risk of earnings fluctuations due to changes in our share price. We have exposure to our own common share price through the issuance of various forms of stock-based compensation, which affect earnings through the revaluation of outstanding units every period. We use equity derivatives to manage the earnings volatility derived from one form of stock-based compensation, RSUs. We use a combination of qualifying and non-qualifying derivative instruments to manage equity price risk.

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

The following table summarizes the Consolidated Statements of Financial Position location and carrying value of our derivative instruments, as well as the maximum potential settlement amounts, in the event of the specific circumstances described above. All amounts are presented gross in the Consolidated Statements of Financial Position.

March 31, 2023	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	68	54	122	(13)	109
Interest rate contracts	194	—	21	215	(11)	204
Commodity contracts	—	—	193	193	(118)	75
Other contracts	—	—	2	2	—	2
	194	68	270	532	(142)	390
Deferred amounts and other assets
Foreign exchange contracts	—	83	131	214	(108)	106
Interest rate contracts	154	—	44	198	(43)	155
Commodity contracts	—	—	67	67	(30)	37
	154	83	242	479	(181)	298
Other current liabilities
Foreign exchange contracts	—	(42)	(89)	(131)	13	(118)
Interest rate contracts	(19)	—	(1)	(20)	11	(9)
Commodity contracts	(30)	—	(218)	(248)	118	(130)
	(49)	(42)	(308)	(399)	142	(257)
Other long-term liabilities
Foreign exchange contracts	—	—	(980)	(980)	108	(872)
Interest rate contracts	(4)	—	(45)	(49)	43	(6)
Commodity contracts	(21)	—	(123)	(144)	30	(114)
	(25)	—	(1,148)	(1,173)	181	(992)
Total net derivative asset/(liability)
Foreign exchange contracts	—	109	(884)	(775)	—	(775)
Interest rate contracts	325	—	19	344	—	344
Commodity contracts	(51)	—	(81)	(132)	—	(132)
Other contracts	—	—	2	2	—	2
	274	109	(944)	(561)	—	(561)

December 31, 2022	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	46	46	(41)	5
Interest rate contracts	649	—	11	660	—	660
Commodity contracts	—	—	302	302	(182)	120
Other contracts	—	—	7	7	—	7
	649	—	366	1,015	(223)	792
Deferred amounts and other assets
Foreign exchange contracts	—	156	153	309	(138)	171
Interest rate contracts	254	—	—	254	—	254
Commodity contracts	—	—	61	61	(25)	36
Other contracts	1	—	2	3	—	3
	255	156	216	627	(163)	464
Other current liabilities
Foreign exchange contracts	—	(42)	(524)	(566)	41	(525)
Commodity contracts	(48)	—	(284)	(332)	182	(150)
	(48)	(42)	(808)	(898)	223	(675)
Other long-term liabilities
Foreign exchange contracts	—	—	(1,116)	(1,116)	138	(978)
Interest rate contracts	(3)	—	(1)	(4)	—	(4)
Commodity contracts	(37)	—	(133)	(170)	25	(145)
	(40)	—	(1,250)	(1,290)	163	(1,127)
Total net derivative asset/(liability)
Foreign exchange contracts	—	114	(1,441)	(1,327)	—	(1,327)
Interest rate contracts	900	—	10	910	—	910
Commodity contracts	(85)	—	(54)	(139)	—	(139)
Other contracts	1	—	9	10	—	10
	816	114	(1,476)	(546)	—	(546)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments:

March 31, 2023	2023	2024	2025	2026	2027	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	832	1,000	500	—	—	—	2,332
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	4,566	4,708	4,763	4,157	2,969	1,728	22,891
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	21	30	30	28	32	—	141
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	69	91	86	85	81	262	674
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	—	—	84,800	—	—	—	84,800
Interest rate contracts - short-term debt pay fixed rate (millions of Canadian dollars)	7,821	1,929	80	26	25	39	9,920
Interest rate contracts - short-term debt receive fixed rate (millions of Canadian dollars)	711	947	947	179	—	—	2,784
Interest rate contracts - long-term debt pay fixed rate (millions of Canadian dollars)	4,153	1,494	588	—	—	—	6,235
Equity contracts (millions of Canadian dollars)	—	32	12	—	—	—	44
Commodity contracts - natural gas (billions of cubic feet)	34	25	23	8	3	—	93
Commodity contracts - crude oil (millions of barrels)	11	—	—	—	—	—	11
Commodity contracts - power (megawatt per hour) (MW/H)	19	(31)	(46)	—	—	—	(17)	[1]
1Total is an average net purchase/(sale) of power.

Fair Value Derivatives
For foreign exchange derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative is included in Other income or Interest expense in the Consolidated Statements of Earnings. The offsetting loss or gain on the hedged item attributable to the hedged risk is included in Other income in the Consolidated Statements of Earnings. Any excluded components are included in the Consolidated Statements of Comprehensive Income.

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	(11)	76
Unrealized gain/(loss) on hedged item	11	(87)
Realized loss on derivative	(11)	(75)
Realized gain on hedged item	—	85

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income
The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and consolidated comprehensive income, before the effect of income taxes:

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Foreign exchange contracts	—	2
Interest rate contracts	(105)	377
Commodity contracts	34	4
Other contracts	(2)	3
Fair value hedges
Foreign exchange contracts	7	(1)
	(66)	385
Amount of loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	—	13
Interest rate contracts[2]	8	76
Other contracts[3]	1	2
	9	91
1Reported within Transportation and other services revenues and Other income in the Consolidated Statements of Earnings.
2Reported within Interest expense in the Consolidated Statements of Earnings.
3Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a gain of $20 million from AOCI related to cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is 33 months as at March 31, 2023.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Foreign exchange contracts[1]	556	433
Interest rate contracts[2]	10	—
Commodity contracts[3]	(39)	(68)
Other contracts[4]	(7)	4
Total unrealized derivative fair value gain/(loss), net	520	369
1For the respective three months ended periods, reported within Transportation and other services revenues (2023 - $645 million gain; 2022 - $134 million gain) and Other income (2023 - $89 million loss; 2022 - $299 million gain) in the Consolidated Statements of Earnings.
2Reported as an increase within Interest expense in the Consolidated Statements of Earnings.
3For the respective three months ended periods, reported within Transportation and other services revenues (2023 - $6 million gain; 2022 - $16 million loss), Commodity sales (2023 - $69 million gain; 2022 - $16 million loss), Commodity costs (2023 - $75 million loss; 2022 - $37 million loss) and Operating and administrative expense (2023 - $39 million loss; 2022 - $1 million gain) in the Consolidated Statements of Earnings.
4Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We were in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at March 31, 2023. As a result, all credit facilities are available to us and the banks are obligated to fund us under the terms of the facilities.

CREDIT RISK

Entering into derivative instruments may result in exposure to credit risk from the possibility that a counterparty will default on its contractual obligations. In order to mitigate this risk, we enter into risk management transactions primarily with institutions that possess strong investment grade credit ratings. Credit risk relating to derivative counterparties is mitigated through the maintenance and monitoring of credit exposure limits and contractual requirements, netting arrangements and ongoing monitoring of counterparty credit exposure using external credit rating services and other analytical tools.

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	March 31, 2023	December 31, 2022
(millions of Canadian dollars)
Canadian financial institutions	471	644
US financial institutions	115	277
European financial institutions	178	334
Asian financial institutions	97	224
Other[1]	88	105
	949	1,584
1Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at March 31, 2023, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at March 31, 2023 and December 31, 2022.

Gross derivative balances have been presented without the effects of collateral posted. Derivative assets are adjusted for non-performance risk of our counterparties using their credit default swap spread rates and are reflected at fair value. For derivative liabilities, our non-performance risk is considered in the valuation.

Credit risk also arises from trade and other long-term receivables, and is mitigated through credit exposure limits and contractual requirements, the assessment of credit ratings and netting arrangements. Within Enbridge Gas, credit risk is mitigated by the utility's large and diversified customer base and the ability to recover an estimate for expected credit losses through the ratemaking process. We actively monitor the financial strength of large industrial customers and, in select cases, have obtained additional security to minimize the risk of default on receivables. Generally, we utilize a loss allowance matrix which contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations to measure lifetime expected credit losses of receivables. The maximum exposure to credit risk related to non-derivative financial assets is their carrying value.

FAIR VALUE MEASUREMENTS
Our financial assets and liabilities measured at fair value on a recurring basis include derivatives and other financial instruments. We also disclose the fair value of other financial instruments not measured at fair value. The fair value of financial instruments reflects our best estimates of market value based on generally accepted valuation techniques or models and is supported by observable market prices and rates. When such values are not available, we use discounted cash flow analysis from applicable yield curves based on observable market inputs to estimate fair value.

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

Level 2
Level 2 includes financial instrument valuations determined using directly or indirectly observable inputs other than quoted prices included within Level 1. Financial instruments in this category are valued using models or other industry standard valuation techniques derived from observable market data. Such valuation techniques include inputs such as quoted forward prices, time value, volatility factors and broker quotes that can be observed or corroborated in the market for the entire duration of the financial instrument. Derivatives valued using Level 2 inputs include non-exchange traded derivatives such as over-the-counter foreign exchange forward and cross-currency swap contracts, interest rate swaps, physical forward commodity contracts, as well as commodity swaps and options for which observable inputs can be obtained.

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

Level 3
Level 3 includes derivative valuations based on inputs which are less observable, unavailable or where the observable data does not support a significant portion of the derivatives' fair value. Generally, Level 3 derivatives are longer dated transactions, occur in less active markets, occur at locations where pricing information is not available or have no binding broker quote to support Level 2 classification. We have developed methodologies, benchmarked against industry standards, to determine fair value for these derivatives based on the extrapolation of observable future prices and rates. Derivatives valued using Level 3 inputs primarily include long-dated derivative power, NGL and natural gas contracts, basis swaps, commodity swaps, and power and energy swaps, as well as physical forward commodity contracts. We do not have any other financial instruments categorized in Level 3.

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

We have categorized our derivative assets and liabilities measured at fair value as follows:

March 31, 2023	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	122	—	122
Interest rate contracts	—	215	—	215
Commodity contracts	46	63	84	193
Other contracts	—	2	—	2
	46	402	84	532
Long-term derivative assets
Foreign exchange contracts	—	214	—	214
Interest rate contracts	—	198	—	198
Commodity contracts	—	17	50	67
	—	429	50	479
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(131)	—	(131)
Interest rate contracts	—	(20)	—	(20)
Commodity contracts	(36)	(48)	(164)	(248)
	(36)	(199)	(164)	(399)
Long-term derivative liabilities
Foreign exchange contracts	—	(980)	—	(980)
Interest rate contracts	—	(49)	—	(49)
Commodity contracts	—	(26)	(118)	(144)
	—	(1,055)	(118)	(1,173)
Total net financial asset/(liability)
Foreign exchange contracts	—	(775)	—	(775)
Interest rate contracts	—	344	—	344
Commodity contracts	10	6	(148)	(132)
Other contracts	—	2	—	2
	10	(423)	(148)	(561)

December 31, 2022	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	46	—	46
Interest rate contracts	—	660	—	660
Commodity contracts	65	90	147	302
Other contracts	—	7	—	7
	65	803	147	1,015
Long-term derivative assets
Foreign exchange contracts	—	309	—	309
Interest rate contracts	—	254	—	254
Commodity contracts	—	17	44	61
Other contracts	—	3	—	3
	—	583	44	627
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(566)	—	(566)
Commodity contracts	(60)	(77)	(195)	(332)
	(60)	(643)	(195)	(898)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,116)	—	(1,116)
Interest rate contracts	—	(4)	—	(4)
Commodity contracts	—	(38)	(132)	(170)
	—	(1,158)	(132)	(1,290)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,327)	—	(1,327)
Interest rate contracts	—	910	—	910
Commodity contracts	5	(8)	(136)	(139)
Other contracts	—	10	—	10
	5	(415)	(136)	(546)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

March 31, 2023	Fair Value	Unobservable Input	Minimum Price	Maximum Price	Weighted Average Price	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	(34)	Forward gas price	2.30	10.29	4.60	$/mmbtu[2]
Crude	(12)	Forward crude price	72.61	104.87	92.25	$/barrel
Power	(92)	Forward power price	25.07	214.37	70.68	$/MW/H
Commodity contracts - physical[1]
Natural gas	(34)	Forward gas price	0.60	8.14	3.51	$/mmbtu[2]
Crude	(9)	Forward crude price	74.97	116.60	91.05	$/barrel
Power	33	Forward power price	13.30	107.36	55.46	$/MW/H
	(148)
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

Changes in net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(136)	(108)
Total gain/(loss)
Included in earnings[1]	(44)	(52)
Included in OCI	33	4
Settlements	(1)	(24)
Level 3 net derivative liability at end of period	(148)	(180)
1Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at March 31, 2023 or December 31, 2022.

NET INVESTMENT HEDGES
We currently have designated a portion of our US dollar-denominated debt as a hedge of our net investment in US dollar-denominated investments and subsidiaries.

During the three months ended March 31, 2023 and 2022, we recognized unrealized foreign exchange gains of $59 million and $133 million, respectively, on the translation of US dollar-denominated debt, in OCI. No unrealized gains or losses on the change in fair value of our outstanding foreign exchange forward contracts were recognized in OCI during the three months ended March 31, 2023 and 2022. No realized gains or losses associated with the settlement of foreign exchange forward contracts were recognized in OCI during the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, we recognized a realized loss of $44 million and nil, respectively, associated with the settlement of US dollar-denominated debt that had matured during the period, in OCI.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $209 million and $102 million as at March 31, 2023 and December 31, 2022, respectively.

As at March 31, 2023, we had investments with a fair value of $646 million included in Restricted long-term investments in the Consolidated Statements of Financial Position (December 31, 2022 - $593 million). These securities are classified as available-for-sale and represent restricted funds which are collected from customers and held in trust for the purpose of funding pipeline abandonment in accordance with the CER's regulatory requirements.

We had restricted long-term investments held in trust totaling $249 million as at March 31, 2023, which are classified as Level 1 in the fair value hierarchy (December 31, 2022 - $236 million). We also had restricted long-term investments held in trust totaling $397 million (cost basis - $451 million) and $357 million (cost basis - $437 million) as at March 31, 2023 and December 31, 2022, respectively, which are classified as Level 2 in the fair value hierarchy. There were unrealized holding gains of $34 million on these investments for the three months ended March 31, 2023 (2022 - losses of $60 million).

We have wholly-owned captive insurance subsidiaries whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures of our operating subsidiaries and certain equity investments. As at March 31, 2023, the fair value of investments in equity funds and debt securities held by our captive insurance subsidiaries was $351 million and $309 million, respectively (December 31, 2022 - $335 million and $298 million, respectively). Our investments in debt securities had a cost basis of $303 million as at March 31, 2023 (December 31, 2022 - $295 million). These investments in equity funds and debt securities are recognized at fair value, classified as Level 1 and Level 2 in the fair value hierarchy, respectively, and are recorded in Other current assets and Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding gains of $15 million and losses of $8 million for the three months ended March 31, 2023 and 2022, respectively.

As at March 31, 2023 and December 31, 2022, our long-term debt had a carrying value of $79.5 billion and $79.3 billion, respectively, before debt issuance costs and a fair value of $74.9 billion and $73.5 billion, respectively. We also have non-current notes receivable carried at book value and recorded in Deferred amounts and other assets in the Consolidated Statements of Financial Position. As at March 31, 2023 and December 31, 2022, the non-current notes receivable had a carrying value of $691 million and $752 million, respectively, which also approximates their fair value.

The fair value of financial assets and liabilities other than derivative instruments, long-term investments, restricted long-term investments, long-term debt and non-current notes receivable described above approximate their carrying value due to the short period to maturity.

8. INCOME TAXES

The effective income tax rates for the three months ended March 31, 2023 and 2022 were 21.5% and 22.4%, respectively.

The period-over-period decrease in the effective income tax rate is due to higher investment tax credits available on certain capital projects in the US, and the effects of rate-regulated accounting for income taxes relative to earnings.

9. OTHER INCOME

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Gain/(loss) on dispositions	3	(2)
Realized foreign currency gain	145	2
Unrealized foreign currency gain/(loss)	(188)	367
Net defined pension and OPEB credit	33	58
Other	109	33
	102	458

10. CONTINGENCIES

LITIGATION
We and our subsidiaries are subject to various legal and regulatory actions and proceedings which arise in the normal course of business, including interventions in regulatory proceedings and challenges to regulatory approvals and permits. While the final outcome of such actions and proceedings cannot be predicted with certainty, management believes that the resolution of such actions and proceedings will not have a material impact on our interim consolidated financial position or results of operations.

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

11. SUBSEQUENT EVENT

TRES PALACIOS HOLDINGS LLC
On April 3, 2023, we acquired Tres Palacios Holdings LLC (Tres Palacios) for US$335 million of cash, subject to customary closing adjustments. Tres Palacios is a natural gas storage facility located in the US Gulf Coast and its infrastructure serves Texas gas-fired power generation and liquefied natural gas exports, as well as Mexico pipeline exports.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in Part I. Item 1. Financial Statements of this quarterly report on Form 10-Q and our consolidated financial statements and the accompanying notes included in Part II. Item 8. Financial Statements and Supplementary Data of our annual report on Form 10-K for the year ended December 31, 2022.

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

RECENT DEVELOPMENTS

MAINLINE TOLLING AGREEMENT
Enbridge Inc. (Enbridge) has reached an agreement in principle on a negotiated settlement (the settlement) with shippers for tolls on its Mainline pipeline system. The settlement covers both the Canadian and US portions of the Mainline and would see the Mainline continuing to operate as a common carrier system available to all shippers on a monthly nomination basis. The settlement is subject to regulatory and other approvals and the term is seven and a half years through the end of 2028, with new interim tolls to take effect on July 1, 2023.

The settlement will include:
•an International Joint Toll (IJT), for heavy crude oil movements from Hardisty to Chicago, comprised of a Canadian Mainline Toll of $1.65 per barrel plus a Lakehead System Toll of US$2.57 per barrel, plus the applicable Line 3 Replacement surcharge;
•toll escalation for operation, administration, and power costs tied to US consumer price and power indices;
•tolls will continue to be distance and commodity adjusted, and will utilize a dual currency IJT; and
•a financial performance collar providing incentives for Enbridge to optimize throughput and cost, but also providing downside protection in the event of extreme supply or demand disruptions or unforeseen operating cost exposure. This performance collar is intended to ensure the Mainline will earn 11% to 14.5% returns, on a deemed 50% equity capitalization, which is similar to the returns earned on average during the previous tolling agreement.

Approximately 70% of Mainline deliveries are tolled under this settlement, while approximately 30% of deliveries are tolled on a full path basis to markets downstream of the Mainline. The other continuing feature is that the Mainline toll will flex up or down US$0.035 per barrel for 50,000 barrel per day changes in throughput.

The expected financial outcome from this settlement is in line with previously reported financial results after taking into consideration the previously recognized provision, inflationary cost adjustments and increased volumes.

As part of the settlement, Enbridge will be settling its previously filed Lakehead cost of service application, currently before the US' Federal Energy Regulatory Commission (FERC).

ACQUISITIONS
Tres Palacios Holdings LLC
On April 3, 2023, we acquired Tres Palacios Holdings LLC (Tres Palacios) for US$335 million of cash, subject to customary closing adjustments. Tres Palacios is a natural gas storage facility located in the US Gulf Coast and its infrastructure serves Texas gas-fired power generation and liquefied natural gas exports, as well as Mexico pipeline exports. Tres Palacios is comprised of three natural gas storage salt caverns with a total FERC-certificated working gas capacity of approximately 35 billion cubic feet (Bcf) and also owns an integrated 62-mile natural gas header pipeline system, with eleven inter- and intrastate natural gas pipeline connections.

Aitken Creek Gas Storage
On May 1, 2023, we announced that Enbridge has entered into a definitive agreement to acquire a 93.8% interest in Aitken Creek Gas Storage Facility and a 100% interest in Aitken Creek North Gas Storage Facility (collectively, Aitken Creek) for $400 million of cash plus payment for derivative contracts and gas inventory, subject to other customary closing adjustments. Aitken Creek is a natural gas storage facility located in British Columbia, Canada with a working gas capacity of approximately 77 Bcf. The transaction is expected to close later in 2023, subject to receipt of customary regulatory approvals and closing conditions.

GAS TRANSMISSION AND MIDSTREAM RATE PROCEEDINGS
Texas Eastern Transmission
The Stipulation and Agreement for Texas Eastern Transmission, LP’s (Texas Eastern) consolidated 2021 rate cases was approved by the FERC on November 30, 2022, and became effective on January 1, 2023. Texas Eastern received FERC approval on April 3, 2023 to implement the settled rates and other settlement provisions.

Maritimes & Northeast Pipeline
The current toll settlement agreement for the Canadian portion of Maritimes & Northeast (M&N) Pipeline expires in December 2023. Settlement negotiations with M&N Pipeline shippers are planned throughout 2023 with the objective of reaching a toll settlement which would be effective January 1, 2024. It is expected that a settlement agreement will be filed in the fourth quarter of 2023 with the Canada Energy Regulator (CER) for review and approval. A CER decision is expected in the first quarter of 2024.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS
Incentive Regulation Rate Application
In October 2022, Enbridge Gas Inc. (Enbridge Gas) filed its application with the Ontario Energy Board (OEB) to establish a 2024 through 2028 Incentive Regulation (IR) rate setting framework. The application and framework seeks approval in two phases to establish 2024 base rates (Phase 1) on a cost-of-service basis and to establish a price cap rate setting mechanism (Phase 2) to be used for the remainder of the IR term (2025 – 2028). An OEB decision is expected on Phase 1 of the application in the second half of 2023.

Purchase Gas Variance
The Purchase Gas Variance Account (PGVA) captures the difference between actual and forecasted natural gas prices reflected in rates. Account balances are typically recovered or refunded over a prospective 12-month period through Quarterly Rate Adjustment Mechanism (QRAM) applications.

In March 2023, the April 1, 2023 QRAM application was filed and approved by the OEB, which included an adjustment to the prior mitigation approved as part of the July 1, 2022 QRAM. The recovery of the outstanding PGVA balance from the extended recovery period approved as part of the July 1, 2022 QRAM will now be completed by March 31, 2024.

As at March 31, 2023, Enbridge Gas' PGVA receivable balance was $287 million.

FINANCING UPDATE
In March 2023, we closed a two-tranche US debt offering consisting of three-year senior notes, callable at par after one year at our option, and 10-year sustainability-linked senior notes, for an aggregate principal amount of US$3.0 billion. Each tranche is payable semi-annually in arrears and matures in March 2026 and March 2033, respectively.

In March 2023, Enbridge Gas increased its 364-day extendible credit facility from $2.0 billion to $2.5 billion.

On April 15, 2023 call date, we redeemed at par all of the outstanding US$600 million five-year callable, 6.38% fixed-to-floating rate subordinated notes that carried an original maturity date of April 2078.

These financing activities, in combination with the financing activities executed in 2022, provide significant liquidity that we expect will enable us to fund our current portfolio of capital projects and other operating working capital requirements without requiring access to the capital markets for the next 12 months, should market access be restricted or pricing be unattractive. Refer to Liquidity and Capital Resources.

As at March 31, 2023, after adjusting for the impact of floating-to-fixed interest rate swap hedges, less than 5% of our total debt is exposed to floating rates. Refer to Part I. Item 1. Financial Statements - Note 7 - Risk Management and Financial Instruments for more information on our interest rate hedging program.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	2,363	2,329
Gas Transmission and Midstream	1,205	1,014
Gas Distribution and Storage	716	665
Renewable Power Generation	136	162
Energy Services	1	(101)
Eliminations and Other	6	355
Earnings before interest, income taxes and depreciation and amortization[1]	4,427	4,424
Depreciation and amortization	(1,146)	(1,055)
Interest expense	(905)	(719)
Income tax expense	(510)	(593)
Earnings attributable to noncontrolling interests	(49)	(28)
Preference share dividends	(84)	(102)
Earnings attributable to common shareholders	1,733	1,927
Earnings per common share attributable to common shareholders	0.86	0.95
Diluted earnings per common share attributable to common shareholders	0.85	0.95
1Non-GAAP financial measure. Please refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

Earnings attributable to common shareholders were negatively impacted by $215 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•a realized loss of $638 million ($479 million after-tax) due to termination of foreign exchange hedges, reflecting changes in the key settlement terms under the Competitive Toll Settlement (CTS); partially offset by
•a non-cash, net unrealized derivative fair value gain of $532 million ($399 million after-tax) in 2023, compared to a net gain of $433 million ($331 million after-tax) in 2022, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks;
•a non-cash, net positive equity earnings adjustment of $8 million ($6 million after-tax) in 2023, compared to a net negative adjustment of $63 million ($47 million after-tax) in 2022 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investee, DCP Midstream, LP (DCP);
•the receipt of a litigation claim settlement of $68 million ($52 million after-tax) in 2023;
•the absence of a $44 million ($33 million after-tax) impairment of lease assets in 2022;
•a non-cash, net unrealized gain of $8 million ($6 million after-tax) in 2023, compared to a net loss of $21 million ($16 million after-tax) in 2022, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as manage the exposure to movements in commodity prices; and
•a net unrealized gain of $13 million ($11 million after-tax) in 2023, reflecting changes in the mark-to-market value of equity fund investments held by our wholly-owned captive insurance subsidiaries.

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

After taking into consideration the factors above, the remaining $21 million increase in earnings attributable to common shareholders is primarily explained by:

•higher contributions from our Liquids Pipelines segment due to increased ownership of the Gray Oak Pipeline and Cactus II Pipeline acquired in the second half of 2022 and higher volumes from the Flanagan South Pipeline;
•higher contributions from Mainline System and Line 9 in our Liquids Pipelines segment driven by increased crude demand, net of a lower Line 3 Replacement (L3R) surcharge and the recognition of a higher provision against the interim Mainline IJT;
•recognition of revenues in our Gas Transmission and Midstream segment attributable to the Texas Eastern rate case settlement, which we did not begin recognizing until the second half of 2022; and
•the favorable effect of translating US dollar earnings at a higher average exchange rate in 2023 compared to the same period in 2022; partially offset by
•a reduction in earnings from our Gas Transmission and Midstream segment primarily due to our decreased interest in DCP as a result of a joint venture merger transaction with Phillips 66 that closed in the third quarter in 2022;
•lower commodity prices impacting the DCP and Aux Sable Canada LP, Aux Sable Liquid Products LP and Aux Sable Midstream LLC (collectively, Aux Sable) joint ventures in our Gas Transmission and Midstream segment; and
•higher Interest expense primarily due to higher interest rates and higher average principal.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,363	2,329

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

EBITDA was negatively impacted by $103 million due to certain infrequent or other non-operating factors, primarily explained by:

•a realized loss of $638 million due to termination of foreign exchange hedges, reflecting changes in the key settlement terms under the CTS; partially offset by
•a non-cash, net unrealized gain of $613 million in 2023, compared with a net gain of $122 million in 2022, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risks; and
•the receipt of a litigation claim settlement of $68 million in 2023.

After taking into consideration the factors above, the remaining $137 million increase is primarily explained by the following significant business factors:

•higher contributions from the Gulf Coast and Mid-Continent Systems due primarily to increased ownership of the Gray Oak Pipeline and Cactus II Pipeline acquired in the second half of 2022 and higher volumes from the Flanagan South Pipeline;
•higher Mainline System ex-Gretna average throughput of 3.1 million barrels per day (mmbpd) in 2023 as compared to 3.0 mmbpd in 2022, and higher Line 9 deliveries to eastern Canada driven by increased crude demand, net of a lower L3R surcharge and the recognition of a higher provision against the interim Mainline IJT;
•higher contributions from certain Bakken pipelines due to higher volumes; and
•favorable effect of translating US dollar earnings at a higher average exchange rate in 2023 compared to the same period in 2022; partially offset by
•lower contribution from Seaway Crude Pipeline System due to lower volumes in 2023 and higher expiration of customer make-up rights in the same period of 2022; and
•higher power costs as a result of increased volumes and power prices.

GAS TRANSMISSION AND MIDSTREAM

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,205	1,014

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

EBITDA was positively impacted by $60 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net positive equity earnings adjustment of $8 million in 2023, compared to a net negative adjustment of $63 million in 2022 relating to our share of changes in the mark-to-market value of derivative financial instruments of our equity method investee, DCP.

The remaining $131 million increase is primarily explained by the following significant business factors:

•recognition of revenues attributable to the Texas Eastern rate case settlement, which we did not begin recognizing until the second half of 2022; and
•the favorable effect of translating US dollar earnings at a higher average exchange rate in 2023 compared to the same period in 2022; partially offset by
•a reduction in earnings from our investment in DCP as a result of our decreased interest due to the joint venture merger transaction with Phillips 66 that closed during the third quarter in 2022; and
•lower commodity prices impacting our DCP and Aux Sable joint ventures.

GAS DISTRIBUTION AND STORAGE

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	716	665

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

EBITDA was positively impacted by $51 million primarily explained by the following significant business factors:

•higher distribution charges resulting from increases in rates and customer base; and
•favorable timing of recognition of storage demand and transportation costs of $63 million, which will be reversed over the remainder of 2023; partially offset by
•weather, when compared with the normal weather forecast embedded in rates, was warmer in 2023 and colder in 2022, resulting in a negative EBITDA impact of approximately $63 million year-over- year.

RENEWABLE POWER GENERATION

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	136	162

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

EBITDA was negatively impacted by $26 million primarily due to weaker wind resources at Canadian and European wind facilities and lower energy pricing at European offshore wind facilities.

ENERGY SERVICES

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	1	(101)

EBITDA from Energy Services is dependent on market conditions and results achieved in one period may not be indicative of results to be achieved in future periods.

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

EBITDA was positively impacted by $37 million due to certain non-operating factors, primarily explained by a non-cash, net unrealized gain of $8 million in 2023, compared with a net loss of $21 million in 2022, reflecting the revaluation of derivatives used to manage the profitability of transportation and storage transactions, as well as to manage the exposure to movements in commodity prices.

After taking into consideration the factor above, the remaining $65 million increase is primarily explained by:

•less pronounced market structure backwardation as compared to the same period of 2022;
•expiration of transportation commitments; and
•favorable margins realized on facilities where we hold capacity obligations and storage opportunities.

ELIMINATIONS AND OTHER

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	6	355

Eliminations and Other includes operating and administrative costs that are not allocated to business segments, and the impact of foreign exchange hedge settlements and the activities of our wholly-owned captive insurance subsidiaries. Eliminations and Other also includes the impact of new business development activities and corporate investments.

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

EBITDA was negatively impacted by $316 million due to certain infrequent or non-operating factors, primarily explained by:

•a non-cash, net unrealized loss of $83 million in 2023, compared with a net gain of $309 million in 2022, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange risk; partially offset by
•the absence of a $44 million impairment of lease assets in 2022; and
•a net unrealized gain of $13 million in 2023, reflecting changes in the mark-to-market value of equity fund investments held by our wholly-owned captive insurance subsidiaries.

After taking into consideration the non-operating factors above, the remaining $33 million decrease is primarily explained by lower realized foreign exchange gains on hedge settlements in 2023.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our significant commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
GAS TRANSMISSION AND MIDSTREAM
1.	Texas Eastern Venice Extension	100%	US$391 million	US$69 million	Pre-construction	2023 - 2024
2.	Texas Eastern Modernization	100%	US$394 million	US$13 million	Pre-construction	2024 - 2025
3.	T-North Expansion	100%	$1.2 billion	$7 million	Pre-construction	2026
4.	Woodfibre LNG[3]	30%	US$1.5 billion	US$153 million	Pre-construction	2027
5.	T-South Expansion	100%	$3.6 billion	$5 million	Pre-construction	2028
RENEWABLE POWER GENERATION
6.	Fécamp Offshore Wind[4]	17.9%	$692 million	$393 million	Under construction	2023
			(€471 million)	(€269 million)
7.	Calvados Offshore Wind[5]	21.7%	$954 million	$260 million	Under construction	2025
			(€645 million)	(€180 million)
1These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2Expenditures to date and status of the project are determined as at March 31, 2023.
3Our equity contribution is US$893 million, with the remainder financed through non-recourse project level debt.
4Our equity contribution is $103 million, with the remainder financed through non-recourse project level debt.
5Our equity contribution is $181 million, with the remainder financed through non-recourse project level debt.

A full description of each of our projects is provided in our annual report on Form 10-K for the year ended December 31, 2022. No significant updates have occurred since the date of filing of our Form 10-K.

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

We have signed capital obligation contracts for the purchase of services, pipe and other materials totaling approximately $881 million, which are expected to be paid over the next four years.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at March 31, 2023:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2023-2027	9,623	7,053	2,570
Enbridge (U.S.) Inc.	2024-2027	8,594	1,702	6,892
Enbridge Pipelines Inc.	2024	2,000	876	1,124
Enbridge Gas Inc.	2024	2,500	1,440	1,060
Total committed credit facilities		22,717	11,071	11,646
1Maturity date is inclusive of the one-year term out option for certain credit facilities.
2Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In March 2023, Enbridge Gas increased its 364-day extendible credit facility from $2.0 billion to $2.5 billion.

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $720 million was unutilized as at March 31, 2023. As at December 31, 2022, we had $1.3 billion of uncommitted demand letter of credit facilities, of which $689 million was unutilized.

As at March 31, 2023, our net available liquidity totaled $12.6 billion (December 31, 2022 - $10.0 billion), consisting of available credit facilities of $11.6 billion (December 31, 2022 - $9.1 billion) and was inclusive of unrestricted cash and cash equivalents of $976 million (December 31, 2022 - $861 million) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we are to default on payment or violate certain covenants. As at March 31, 2023, we were in compliance with all covenant provisions.

LONG-TERM DEBT ISSUANCES
During the three months ended March 31, 2023, we completed the following long-term debt issuances totaling US$3.0 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	March 2023	5.70%	sustainability-linked senior notes due March 2033[1]	US$2,300
	March 2023	5.97%	senior notes due March 2026[2]	US$700
1The sustainability-linked senior notes are subject to a sustainability performance target of 35% reduction in emissions intensity from 2018 levels at an observation date of December 31, 2030. If the target is not met, on September 8, 2031, the interest rate will be set to equal 5.70% plus a margin of 50 basis points.
2We have the option to call the notes at par after one year from issuance. Refer to Part I. Item 1. Financial Statements - Note 7 - Risk Management and Financial Instruments.

LONG-TERM DEBT REPAYMENTS
During the three months ended March 31, 2023, we completed the following long-term debt repayments totaling US$513 million and $275 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2023	3.94%	medium-term notes	$275
	February 2023	Floating rate notes[1]		US$500
Tri Global Energy, LLC
	January 2023	10.00%	senior notes	US$4
	January 2023	14.00%	senior notes	US$9
1The notes carried an interest rate set to equal the Secured Overnight Financing Rate plus a margin of 40 basis points.

On the April 15, 2023 call date, we redeemed at par all of the outstanding US$600 million five-year callable, 6.38% fixed-to-floating rate subordinated notes that carried an original maturity date of April 2078.

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

There are no material restrictions on our cash. Total restricted cash of $75 million, as reported on the Consolidated Statements of Financial Position, primarily includes reinsurance security, cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at March 31, 2023 and December 31, 2022, we had positive and negative working capital positions of $576 million and $2.1 billion, respectively. During the three months ended March 31, 2023, the major contributing factor to the positive working capital position was due to settlement of current liabilities, while during the year ended December 31, 2022, the negative working capital position was due to current liabilities associated with our growth capital program. We maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Three months ended March 31,
	2023	2022
(millions of Canadian dollars)
Operating activities	3,866	2,939
Investing activities	(1,437)	(1,318)
Financing activities	(2,289)	(1,483)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	4	(4)
Net change in cash and cash equivalents and restricted cash	144	134

Significant sources and uses of cash for the three months ended March 31, 2023 and 2022 are summarized below:

Operating Activities
Typically, the primary factors impacting cash flow from operating activities period-over-period include changes in our operating assets and liabilities in the normal course due to various factors, including the impact of fluctuations in commodity prices and activity levels on working capital within our business segments, the timing of tax payments, as well as timing of cash receipts and payments generally. Cash provided by operating activities is also impacted by changes in earnings and certain infrequent or other non-operating factors, as discussed in Results of Operations.

Investing Activities
Cash used in investing activities primarily relates to capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. The increase in cash used in investing activities period-over-period was also due to the acquisition of an additional 10.0% ownership in the Gray Oak Pipeline, partially offset by net receipts of long-term notes receivable from affiliates, in the first quarter of 2023.

Financing Activities
Cash used in financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, share redemptions and common share repurchases under our NCIB. Cash flow from financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests. Factors impacting the increase in cash used in financing activities period-over-period primarily include:

•higher net commercial paper and credit facility repayments in 2023 when compared to the same period in 2022;
•net repayments of short-term borrowings in 2023 when compared to net issuances during the same period in 2022; and
•common share dividend payments increased period-over-period primarily due to the increase in our common share dividend rate.

The factors above were partially offset by:

•higher long-term debt issuances in 2023 when compared to the same period in 2022, as well as lower repayments of long-term debt made during the first quarter of 2023; and
•the absence in 2023 of the redemption of Preference Shares, Series 17 and the repurchase and cancellation of 950,024 common shares under our NCIB for approximately $50 million in the first quarter of 2022.

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
7.375% Notes due 2045
1As at March 31, 2023, the aggregate outstanding principal amount of SEP notes was approximately US$3.2 billion.
2As at March 31, 2023, the aggregate outstanding principal amount of EEP notes was approximately US$2.4 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
Floating Rate Senior Notes due 2024	3.940% Senior Notes due 2023
4.000% Senior Notes due 2023	3.950% Senior Notes due 2024
0.550% Senior Notes due 2023	2.440% Senior Notes due 2025
3.500% Senior Notes due 2024	3.200% Senior Notes due 2027
2.150% Senior Notes due 2024	5.700% Senior Notes due 2027
2.500% Senior Notes due 2025	6.100% Senior Notes due 2028
2.500% Senior Notes due 2025	2.990% Senior Notes due 2029
4.250% Senior Notes due 2026	7.220% Senior Notes due 2030
1.600% Senior Notes due 2026	7.200% Senior Notes due 2032
5.969% Senior Notes due 2026	6.100% Sustainability-Linked Senior Notes due 2032
3.700% Senior Notes due 2027	3.100% Sustainability-Linked Senior Notes due 2033
3.125% Senior Notes due 2029	5.570% Senior Notes due 2035
2.500% Sustainability-Linked Senior Notes due 2033	5.750% Senior Notes due 2039
5.700% Sustainability-Linked Senior Notes due 2033	5.120% Senior Notes due 2040
4.500% Senior Notes due 2044	4.240% Senior Notes due 2042
5.500% Senior Notes due 2046	4.570% Senior Notes due 2044
4.000% Senior Notes due 2049	4.870% Senior Notes due 2044
3.400% Senior Notes due 2051	4.100% Senior Notes due 2051
6.510% Senior Notes due 2052
4.560% Senior Notes due 2064
1As at March 31, 2023, the aggregate outstanding principal amount of the Enbridge US dollar denominated notes was approximately US$13.5 billion.
2As at March 31, 2023, the aggregate outstanding principal amount of the Enbridge Canadian dollar denominated notes was approximately $9.9 billion.

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

Summarized Combined Statement of Earnings

Three months ended March 31,	2023
(millions of Canadian dollars)
Operating income	1
Earnings	499
Earnings attributable to common shareholders	414

Summarized Combined Statements of Financial Position

	March 31, 2023	December 31, 2022
(millions of Canadian dollars)
Cash and cash equivalents	532	425
Accounts receivable from affiliates	2,053	2,486
Short-term loans receivable from affiliates	4,232	5,232
Other current assets	706	969
Long-term loans receivable from affiliates	45,885	43,873
Other long-term assets	3,657	4,111
Accounts payable to affiliates	1,943	1,375
Short-term loans payable to affiliates	1,261	1,745
Other current liabilities	7,354	8,752
Long-term loans payable to affiliates	37,943	37,626
Other long-term liabilities	48,213	47,447

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

LEGAL AND OTHER UPDATES

Michigan Line 5 Dual Pipelines - Straits of Mackinac Easement
In 2019, the Michigan Attorney General (AG) filed a complaint in the Michigan Ingham County Circuit Court (the Circuit Court) that requests the Circuit Court to declare the easement granted in 1953 that we have for the operation of Line 5 in the Straits of Mackinac (the Straits) to be invalid and to prohibit continued operation of Line 5 in the Straits. On December 15, 2021, we removed the case to the US District Court in the Western District of Michigan (US District Court), where it was assigned to Judge Janet T. Neff. The removal of the AG’s case to federal court follows a November 16, 2021 ruling which held that the similar (and now dismissed) 2020 lawsuit brought by the Governor of Michigan to force Line 5’s shutdown raised important federal issues that should be heard in federal court. On December 21, 2021, the AG made a request to file a remand motion and on December 28, 2021, we responded to her request to file that motion. On January 5, 2022, the court issued an Order allowing the AG to file a motion to remand the 2019 case. The motion was fully briefed in March 2022. On August 18, 2022, Judge Neff denied the AG’s motion to remand and on August 30, 2022, the AG filed a motion to certify the August 18 Order, in order to pursue an appeal on the jurisdictional issue and Enbridge opposed that motion. On February 21, 2023, the Court granted the AG’s motion to certify the August 18, 2022 Order. On March 2, 2023, the AG filed her Petition for Permission to Appeal in the 6th Circuit Court of Appeals. Enbridge’s Response was filed on March 13, 2023. We anticipate a response from the 6th Circuit Court of Appeals within the next few months. In the meantime, this case will remain on hold in US District Court. If the Court of Appeals hears the appeal, it will likely take 12-18 months for briefing a decision.

On May 21, 2021, the District Court dismissed the plaintiff Tribes’ request for an injunction enjoining Dakota Access Pipeline (DAPL) from operating until the Army Corps has completed its Environmental Impact Statement (EIS). The right of the plaintiff Tribes to appeal the denial of the injunction request expired on July 20, 2021. The Army Corps earlier indicated that it did not intend, at that time, to exercise its authority to bar DAPL’s continued operation, notwithstanding the absence of an easement and that it anticipates completion of the EIS process.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2022. We believe our exposure to market risk has not changed materially since then.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at March 31, 2023, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022, which could materially affect our financial condition or future results. There have been no material modifications to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
January 2023 (January 1 - January 31)	—	N/A	—	27,938,163
February 2023 (February 1 - February 28)	—	N/A	—	27,938,163
March 2023 (March 1 - March 31)	—	N/A	—	27,938,163
1On January 4, 2023, the Toronto Stock Exchange (TSX) approved our NCIB to purchase, for cancellation, up to 27,938,163 of the outstanding common shares of Enbridge to an aggregate amount of up to $1.5 billion. Purchases under the NCIB may be made through the facilities of the TSX, the New York Stock Exchange and other designated exchanges and alternative trading systems. Our NCIB commenced on January 6, 2023 and continues until January 5, 2024, when it expires, or such earlier date on which we have either acquired the maximum number of common shares allowable or otherwise decide not to make further repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Each exhibit identified below is included as a part of this quarterly report. Exhibits included in this filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan arrangement.

Exhibit No.		Description
10.1*	+	Enbridge Inc. Directors’ Compensation Plan dated February 8, 2023 and effective January 1, 2023
10.2	+
Form of Executive Employment Agreement (2023) with Enbridge Employee Services, Inc. (incorporated by reference to Exhibit 10.1 to Enbridge’s Current Report on Form 8-K Amendment No. 2 filed March 20, 2023)

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

ENBRIDGE INC.
(Registrant)

Date:	May 5, 2023	By:	/s/ Gregory L. Ebel
Gregory L. Ebel President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 5, 2023	By:	/s/ Vern D. Yu
Vern D. Yu Executive Vice President, Corporate Development, Chief Financial Officer and President, New Energy Technologies (Principal Financial Officer)