Form 10-K/A
period 2023-12-31
ENBRIDGE INC
filed 2024-03-13
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
,
2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
1-15254

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
(“CBCA”), qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although, as a foreign private issuer, Enbridge Inc. is not required to do so, Enbridge Inc. currently files annual reports on Form
10-K,
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
10-K
for the fiscal year
ended
December 31, 2023 (the “Original Filing”) on February 9, 2024. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
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
All references to our websites and to our Canadian management proxy circular, dated March 5, 2024 and filed with the SEC on March 12, 2024 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF REGISTRANT

Director nominee profiles

Shareholders elect directors to the Board for a term of one year, expiring at the end of the next annual meeting. The profiles that follow provide information about the nominated directors, including their backgrounds, experience, current directorships, Enbridge shares and deferred share units held and the Board committees they sit on. Additional information regarding skills and experience of our directors can be found on page 16.

Mayank (Mike) M. Ashar

Age 68 Calgary, Alberta, Canada Independent Director since July 29, 2021 Latest date of retirement: May 2030 2023 annual meeting votes for: 97.13%

Mr. Ashar has been Principal at Bison Refining and Trading LLC since 2018. He was previously an Advisor at Reliance Industries Limited from 2016 to 2018 and an Executive Director, Managing Director and Chief Executive Officer of Cairn Energy India Ltd. from 2014 to 2016. Prior to that, Mr. Ashar served as President of Irving Oil Ltd. from 2008 to 2013. He held various senior leadership positions at Suncor Energy Inc. from 1987 to 2008. Mr. Ashar holds an MBA, BA, MEng and BA Sc from University of Toronto. Mr. Ashar is a member of the Institute of Corporate Directors.

	Enbridge Board/Board committee memberships				Meeting attendance[1]
	Board of Directors			14 out of 14	100%
	Governance			5 out of 5	100%
	Human Resources and Compensation			6 out of 6	100%
	Total			25 out of 25	100%
	Enbridge shares and DSUs held[2]
		Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
		64,000	19,844	$3,964,983	$1,186,740
	Other board/board committee memberships[6]

	Public
	-

	Private
	-
	Former U.S. listed company directorships (last 5 years)
	Teck Resources Ltd.

Gaurdie E. Banister
Age 66 Houston, Texas, USA Independent Director since November 4, 2021 Latest date of retirement: May 2033 2023 annual meeting votes for: 97.94%

Mr. Banister was President & CEO of Aera Energy LLC, an oil and gas exploration and production company jointly owned by Shell Oil Company and ExxonMobil from 2007 until his retirement in 2015. Prior to that, Mr. Banister held various senior leadership positions at Shell from 1980 to 2007. Mr. Banister holds a BA Sc (Metallurgical Engineering) from South Dakota School of Mines and Technology. In February 2023, Mr. Banister was recognized as one of the Top 25 Black Board Members in the U.S. by BoardProspects.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		13 out of 14	93%
	Audit, Finance and Risk		5 out of 5	100%
	Safety and Reliability (Chair)[7]		5 out of 5	100%
	Total		23 out of 24	96%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	24,245	11,822	$1,705,608	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	Dow, Inc. (public materials science company)		• Director • Member, compensation and leadership development committee and the environment, health, safety & technology committee
	Private[6]
	Russell Reynolds Associates (private leadership advisory and search firm)		• Chair • Member, compensation committee
	Different Points of View		• Chair & Chief Executive Officer
	Former US-listed company directorships (last 5 years)

	Tyson Foods

	Bristow Group Inc.

Pamela L. Carter
Age 74 Franklin, Tennessee, USA Independent Director since February 27, 2017 Latest date of retirement: May 2025 2023 annual meeting votes for: 88.15%

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

Ms. Carter holds a BA (Bachelor of Arts) from the University of Detroit, MSW (Master of Social Work) from the University of Michigan, JD (Doctor of Jurisprudence) from McKinney School of Law, Indiana University, and completed the Harvard Kennedy School program, Senior Executives in State and Local Government. Ms. Carter has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

Ms. Carter received a 2018 Sandra Day O’Connor Board Excellence Award honouring her for her demonstrated commitment to board excellence and diversity. She also received an award as one of the top 100 board members from NACD in 2018 and top 25 director from Black Enterprise Magazine in 2018. Ms. Carter was named by Savoy Magazine as one of the 2021 Most Influential Black Corporate Directors.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Sustainability		5 out of 5	100%
	Total		19 out of 19	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	53,658	26,161	$3,774,641	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	Hewlett Packard Enterprise Company (public technology company)		• Director • Chair, human resources and compensation committee • Member, audit committee
	Broadridge Financial Solutions Inc. (public financial services company)		• Director • Chair, audit committee • Member, governance and nominating committee
	Private
	-

	Former US-listed company directorships (last 5 years)
	CSX Corporation

Susan M. Cunningham
Age 68 Houston, Texas, USA Independent Director since February 13, 2019 Latest date of retirement: May 2031 2023 annual meeting votes for: 89.27%

Ms. Cunningham was an Advisor for Darcy Partners from 2017 until her retirement in 2019. From 2014 to 2017, Ms. Cunningham was Executive Vice President, EHSR (Environment, Health, Safety, Regulatory) and New Frontiers (global exploration, new ventures, geoscience and business innovation) at Noble Energy, Inc. From 2001 to 2013, she held various senior management roles with Noble Energy, Inc. Prior thereto, Ms. Cunningham held positions with Texaco U.S.A., Statoil Energy, Inc. and Amoco Corporation. Ms. Cunningham holds a BA in Geology and Geography from McMaster University and is a graduate of Rice University’s Executive Management Program. She was also Chairman of the OTC (Offshore Technology Conference) from 2010 to 2011.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Sustainability (Chair)		5 out of 5	100%
	Human Resources and Compensation		6 out of 6	100%
	Total		25 out of 25	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	3,502	22,679	$1,238,099	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	Chord Energy Corporation (formerly known as Whiting Petroleum Corporation) (public oil and gas exploration and production)		• Chair of the Board • Member environmental, social and governance committee • Member, compensation and human resources committee
	Private
	-

	Former US-listed company directorships (last 5 years)
	Oil Search Limited

Gregory L. Ebel
Age 59 Houston, Texas, USA Not Independent (President & CEO) Director since February 27, 2017 Latest date of retirement: May 2039 2023 annual meeting votes for: 96.63%

Mr. Ebel has been President & Chief Executive Officer of Enbridge since January 1, 2023. Mr. Ebel was Chair of the Board from February 27, 2017 until December 31, 2022. He served as Chairman, President & CEO of Spectra Energy Corp (“Spectra Energy”) from 2009 until February 27, 2017. Prior to that time, Mr. Ebel served as Spectra Energy’s Group Executive and Chief Financial Officer beginning in 2007. He served as President of Union Gas Limited from 2005 until 2007, and Vice President, Investor Shareholder Relations of Duke Energy Corporation from 2002 until 2005. Mr. Ebel joined Duke Energy in 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel holds a BA (Bachelor of Arts, Honours) from York University and is a graduate of the Advanced Management Program at the Harvard Business School. Mr. Ebel has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

	Enbridge Board/Board committee memberships[8]		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares (excluding stock options)[4]	Minimum required[9]
	671,844	55,002	$34,372,547	N/A
	Other board/board committee memberships6
	Public[6]
	The Mosaic Company (public producer and marketer of concentrated phosphate and potash)		• Chair of the Board • Member, audit committee and corporate governance and nominating committee
	Private

	-

	Former US-listed company directorships (last 5 years)
	Baker Hughes Company

Jason B. Few
Age 57 Westport, Connecticut, USA Independent Director since May 4, 2022 Latest date of retirement: May 2041 2023 annual meeting votes for: 97.85%

Mr. Few is President & CEO of FuelCell Energy, Inc., a global leader in manufacturing stationary fuel cell energy platforms for decarbonizing power and producing hydrogen. FuelCell Energy’s purpose is to enable a world empowered by clean energy. For more than 35 years, he has been a business leader, entrepreneur, and technology leader across various industries. He is also the founder and senior managing partner of BJF Partners, LLC, a privately held strategic transformation consulting firm, where he has served since 2016. Mr. Few has worked at the intersection of transformation across technology and energy for Global Fortune 500, small/midcap, and privately held energy, technology, and telecommunication firms, including NRG/Reliant, Continuum Energy, Motorola, AT&T, and Sustayn Analytics L.L.C. Mr. Few holds an MBA (Master of Business Administration) from Northwestern University’s J.L. Kellogg School of Management, and a BBA (Bachelor of Business Administration) in Computer Systems in Business, from Ohio University School of Business.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Audit, Finance and Risk		5 out of 5	100%
	Sustainability		5 out of 5	100%
	Safety and Reliability		5 out of 5	100%
	Total		29 out of 29	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	-	6,839	$323,416	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	FuelCell Energy, Inc. (public molten carbonate fuel cell technology company)		• Director • Chair, executive committee
	Private[6]
	Atlantic Aviation (flight support and ground handling services)		• Director • Member, ESG committee
	Former US-listed company directorships (last 5 years)
	Marathon Oil Corporation

Theresa B.Y. Jang
Age 59 Calgary, Alberta, Canada Independent Ms. Jang is a new Board candidate proposed for election to the Board. Latest date of retirement, if elected: May 2040

Ms. Jang has 30 years of financial leadership experience with mid- and large-cap publicly-traded companies. Ms. Jang joined Stantec Inc., a top-tier global engineering and design firm, in September 2018 and has served as Executive Vice President and Chief Financial Officer for Stantec Inc. since 2019. On February 28, 2024, Stantec announced Ms. Jang’s retirement from her position in 2024, once a successor is in place. Prior to joining Stantec, Ms. Jang spent over 25 years in the North American energy infrastructure sector, most recently as Senior Vice President, Finance & Chief Financial Officer at Veresen Inc. Prior to that, she held various senior leadership positions in finance and accounting at TransCanada Corporation (now TC Energy Corporation). Ms. Jang has a BComm (Accounting) from the University of Calgary and is a Fellow of the Chartered Professional Accountants.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	N/A (New Board candidate)			N/A
Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	16,516	-	$781,042	N/A
Other board/board committee memberships[6]
Public
-

Private[6]
	STARS Air Ambulance		• Director

Teresa S. Madden
Age 68 Boulder, Colorado, USA Independent Director since February 12, 2019 Latest date of retirement: May 2031 2023 annual meeting votes for: 97.41%

Ms. Madden was the Executive Vice President and Chief Financial Officer of Xcel Energy, Inc., an electric and natural gas utility, from 2011 until her retirement in 2016. She joined Xcel in 2003 as Vice President, Finance, Customer & Field Operations and was named Vice President and Controller in 2004. Prior thereto, Ms. Madden previously served as Controller of Rogue Wave Software, Inc. as well as New Century Energies and Public Service Company of Colorado, predecessor companies of Xcel Energy. Ms. Madden holds a BS (Bachelor of Science) in Accounting from Colorado State University and an MBA (Master of Business Administration) from Regis University. Ms. Madden has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		13 out of 14	93%
	Audit, Finance and Risk (Chair)		5 out of 5	100%
	Governance		5 out of 5	100%
	Total		23 out of 24	96%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	5,454	23,244	$1,357,128	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	The Cooper Companies, Inc. (public medical device company)		• Director • Chair, audit committee • Member, organization and compensation committee
	Private
	-

	Former US-listed company directorships (last 5 years)

	Peabody Energy Corp.

Manjit Minhas
Age 43 Calgary, Alberta, Canada Independent Director since November 28, 2023 Latest date of retirement: May 2056 2023 annual meeting votes for: N/A

Ms. Minhas is an entrepreneur and venture capitalist in the liquor industry as CEO and Co-Founder of Minhas Brewery, Distillery and Winery since 1999. Ms. Minhas has extensive business and entrepreneurial experience in brand development, marketing, sales management and retail negotiation and holds an ESG designation and certification from Competent Boards.

Enbridge Board/Board committee memberships	Meeting attendance[1]
Board of Directors[10]	1 out of 1	100%
Sustainability[10]	1 out of 1	100%
Safety and Reliability[10]	1 out of 1	100%
Total	3 out of 3	100%
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
336	—	$15,889	$1,186,740
Other board/board committee memberships[6]
Public

-

Private[6]
ATB Financial	• Director • Member, human resources committee • Member, risk and governance committee
YYC Calgary Airport Authority	• Director • Member, audit committee • Member, planning and development committee

Stephen S. Poloz
Age 68 Ottawa, Ontario, Canada Independent Director since June 4, 2020 Latest date of retirement: May 2031 2023 annual meeting votes for: 97.70%

Mr. Poloz was Governor of the Bank of Canada from 2013 until his retirement in 2020, in which capacity he served as Chair of the Board of Directors, and on the Board of Directors of the Bank for International Settlements. Prior to this, Mr. Poloz spent 14 years with Export Development Canada, in various roles including Chief Economist, Head of Lending, and President & Chief Executive Officer. He previously spent five years at BCA Research as managing editor of The International Bank Credit Analyst, and 14 years at the Bank of Canada in economic research and forecasting. He holds an Honours BA in Economics from Queen’s University, and an MA and PhD in Economics from the University of Western Ontario. He is an Honourary Certified International Trade Professional and a graduate of Columbia University’s Senior Executive Program. He is also author of The Next Age of Uncertainty: How the World Can Adapt to a Riskier Future, published by Penguin Random House Canada.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Audit, Finance and Risk		5 out of 5	100%
	Governance (Chair)		5 out of 5	100%
	Total		24 out of 24	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	1,736	21,388	$1,093,534	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	CGI Inc. (public IT and business consulting services company)		• Director • Member, audit and risk management committee

	Private[6]
	Omni Conversion Technologies Inc. (private waste conversion company)		• Director • Chair, governance and talent committee

S. Jane Rowe
Age 64 Toronto, Ontario, Canada Independent Director since November 4, 2021 Latest date of retirement: May 2034 2023 annual meeting votes for: 97.38%

Ms. Rowe served as Vice Chair, Investments, Ontario Teachers’ Pension Plan from 2020 until her retirement on July 31, 2023. From 2019 to 2020, she was Executive Managing Director, Equities, at Ontario Teachers, an independent organization responsible for administering and managing the assets of the Ontario Teachers’ Pension Plan. Prior to that, she was Senior Managing Director, Ontario Teachers’ Private Capital from 2010 to 2019. Ms. Rowe held several executive positions at Scotiabank from 1987 to 2010, including President and Chief Executive Officer of Scotia Mortgage Corporation and Roynat Capital Inc. Ms. Rowe holds an MBA (Master of Business Administration) from York University, Schulich School of Business, ON and a BCom (hon) (Bachelor of Commerce) from Memorial University. Ms. Rowe is a member of the Institute of Corporate Directors.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Governance		5 out of 5	100%
	Human Resources and Compensation		6 out of 6	100%
	Total		25 out of 25	100%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	31,976	8,771	$1,926,926	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	TD Bank Financial Group		• Director • Member, audit committee

	Private[6]
	CFPT Trustee Inc.		• Director • Chair, human resources and compensation committee • Member, governance committee

Steven W. Williams
Age 68 Calgary, Alberta, Canada Independent Director since May 4, 2022 Latest date of retirement: May 2031 2023 annual meeting votes for: 95.28%

Mr. Williams has more than 40 years of international energy industry experience. He served as Chief Executive Officer of Suncor Energy from 2012 until his retirement in 2019 and as President from 2011 to 2018. Prior to that, Mr. Williams held various senior leadership roles at Suncor and during 18 years at Esso/Exxon. Mr. Williams is one of 12 founding Chief Executive Officers of Canada’s Oil Sands Innovation Alliance and attended the 2015 United Nations Climate Change Conference in Paris, as an official member of the Government of Canada delegation. Mr. Williams has a BSc (Honours) in chemical engineering from Exeter University and is a Fellow of the Institution of Chemical Engineers. He is also a graduate of the business economics program at Oxford University and the advanced management program at Harvard Business School. Mr. Williams is a member of the Institute of Corporate Directors.

	Enbridge Board/Board committee memberships		Meeting attendance[1]
	Board of Directors		14 out of 14	100%
	Human Resources and Compensation (Chair)		5 out of 6	83%
	Safety and Reliability		5 out of 5	100%
	Total		24 out of 25	96%
	Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	13,682	14,307	$1,323,600	$1,186,740
	Other board/board committee memberships[6]
	Public[6]
	Alcoa Inc. (public aluminum manufacturing company)		• Chair of the Board

	Smiths Group plc (engineering and technology company)		• Chair of the Board

	Private
	-

[1]	Percentages are rounded to the nearest whole number. Includes all meetings held in 2023 as well as those held in 2024 prior to the date of the Circular.
[2]	Based on information provided by the director nominees and is as at the date of the Circular.
[3]	DSUs refer to deferred share units and are defined on page 68.
[4]	Total market value = number of common shares or deferred share units × closing price of Enbridge shares on the Toronto Stock Exchange “TSX” on March 5, 2024 of $47.29, rounded to the nearest dollar.
[5]

Directors must hold at least three times their annual US$300,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.3186, the published WM/Reuters 4 pm London exchange rate for December 29, 2023. All current directors meet or exceed this requirement except Ms. Minhas, who has until November 28, 2028 and Messrs. Few and Poloz, who have until May 4, 2027 and June 4, 2025, respectively, to meet this requirement.

[6]

Public means a corporation or trust that is a reporting issuer in Canada, a registrant in the U.S., or both, that has publicly listed equity securities. Private means a corporation or trust that is not a reporting issuer or registrant.

[7]	Mr. Banister was appointed Chair of the Safety and Reliability Committee on May 3, 2023.
[8]	Mr. Ebel is not a member of any Board committee, but as President & CEO he attends their meetings upon request.
[9]	As President & CEO, effective January 1, 2024, Mr. Ebel is required to hold Enbridge shares equal to eight times his base salary (see page 51).
[10]	Ms. Minhas was appointed to the Board, Sustainability Committee and Safety Reliability Committee on November 28, 2023.

Retiring director

Dan C. Tutcher is not standing for re-election as a director of Enbridge and will retire at the end of the Meeting, as he will have reached the age of 75. Mr. Tutcher has served on our Board since 2006. Mr. Tutcher is on the Board of Directors of Gulf Capital Bank, where he is Chair of the Governance Committee. Mr. Tutcher was Managing Director, Public Securities on the Energy Infrastructure Equities team for Brookfield’s Public Securities Group from October 2018 until 2021. Prior to joining Brookfield in 2018, Mr. Tutcher was President & Chair of the Board of Trustees of Center Coast MLP & Infrastructure Fund since 2013 and a Principal in Center Coast Capital Advisors L.P. since its inception in 2007. He was the Group Vice President, Transportation South of Enbridge, as well as President of Enbridge Energy Company, Inc. (general partner of former Enbridge sponsored affiliate Enbridge Energy Partners, L.P.) and Enbridge Energy Management, L.L.C. (another former Enbridge sponsored vehicle) from 2001 until 2006. From 1992 to 2001, he was the Chair of the Board of Directors, President & Chief Executive Officer of Midcoast Energy Resources, Inc. Mr. Tutcher holds a BBA (Bachelor of Business Administration) from Washburn University.

Mr. Tutcher’s other public company board and committee memberships are as follows:

Public
Gulf Capital Bank	• Director • Chair, governance committee

Independence

The majority of our directors must be independent, as defined by Canadian securities regulators in NI 52-110, New York Stock Exchange (“NYSE”) rules and the rules and regulations of the SEC. Our Governance Guidelines, available on our website (enbridge.com), provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if each director is independent and makes this determination annually or more frequently, as required.

The Board has determined that 11 of our 12 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Mr. Tutcher, who is retiring and not standing for re-election as director at the Meeting, is also independent. Each of the Board’s five standing committees is comprised entirely of independent directors.

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

Audit, Finance and Risk Committee	Sustainability Committee	Governance Committee	Human Resources and Compensation Committee	Safety and Reliability Committee

Teresa S. Madden (Chair)[1]	Susan M. Cunningham (Chair)	Stephen S. Poloz (Chair)	Steven W. Williams (Chair)	Gaurdie E. Banister (Chair)

Gaurdie E. Banister	Pamela L. Carter	Mayank M. Ashar	Mayank M. Ashar	Jason B. Few

Jason B. Few[1]	Jason B. Few	Teresa S. Madden	Susan M. Cunningham	Manjit Minhas

Stephen S. Poloz	Manjit Minhas	S. Jane Rowe	S. Jane Rowe	Dan C. Tutcher[2]

	Dan C. Tutcher[2]			Steven W. Williams

[1]

Ms. Madden and Mr. Few each qualify as an audit committee financial expert, as defined under the Exchange Act. The Board has also determined that all members of the Audit, Finance and Risk Committee are financially literate, in accordance with National Instrument 52-110 – Audit Committees (“NI-52-110”) and the rules of the NYSE.

[2]	Mr. Tutcher will retire at the end of the Meeting and will not stand for re-election.

Mix of skills and experience

We maintain a skills and experience matrix for our directors that we use in our assessment of Board composition and in the recruitment of new directors. The table below indicates each director nominee’s skills and experience, based on self-assessments.

Area

Primary Industry Background

Energy	●	●	●	●	●	●	●	●				●

Utilities		●	●		●	●	●	●				●

Industrial	●	●	●		●	●	●					●

Financial Services			●		●				●	●	●

Functional Experience

Accounting/Finance/Audit/Economics[1]	●	●	●	●	●	●	●	●		●	●	●

Capital Markets and Mergers & Acquisitions[2]		●	●	●	●	●	●	●			●	●

CEO / Executive Leadership[3]	●	●	●	●	●	●	●	●	●	●	●	●

Energy Transition[4]	●	●	●	●	●	●	●	●				●

ESG, Corporate Social Responsibility & Sustainability[5]	●	●	●	●	●	●	●	●	●	●	●	●

Governance[6]	●	●	●	●	●	●	●	●	●	●	●	●

Government, Policy, Legal & Regulatory[7]	●	●	●	●	●	●		●	●	●	●	●

Health, Safety & Environment[8]	●	●	●	●	●	●		●	●			●

Human Resources / Compensation[9]	●	●	●	●	●	●	●	●	●	●	●	●

Industry – Energy/Midstream/Utilities/ Transportation[10]	●	●	●	●	●	●	●	●				●

International Business[11]	●	●	●	●	●	●	●	●	●	●	●	●

Operations[12]	●	●	●	●	●	●			●	●	●	●

Risk Management[13]	●	●	●	●	●	●	●	●		●	●	●

Strategy and Leading Growth[14]	●	●	●	●	●	●	●	●	●	●	●	●

Information Technology/Cybersecurity[15]		●	●	●	●	●		●				●

[1]	Experience in financial accounting, reporting and corporate finance with knowledge of internal controls.
[2]	Experience with capital raising transactions and M&A transactions.
[3]	Experience as a CEO, CFO or executive officer of a publicly listed company or major organization.
[4]	Experience with policy, regulations, operations, transactions relating to renewable energy sources, new energy technologies, and climate change.
[5]	Understanding of ESG, corporate social responsibility and sustainability practices and their relevance to corporate success.
[6]	Experience as a board member of a publicly listed company or major organization.
[7]	Experience in, or a strong understanding of, the workings of government and public policy in Canada, U.S. and internationally, legal and regulatory, and in stakeholder engagement or management.
[8]	Thorough understanding of industry regulations and public policy and leading practices of workplace safety, health and the environment.
[9]	Strong understanding of compensation, benefit and pension programs, legislation and agreements, with specific expertise in executive compensation programs.
[10]	Experience in the energy industry (including pipelines), and knowledge of markets, financials, operational issues and regulatory issues.
[11]	Experience working in a major organization with global operations where Enbridge is or may be active.
[12]	Experience overseeing operations as a senior executive with a strong understanding of operating plans and business strategy.
[13]	Experience in risk governance, including oversight of annual review of principal risks or identifying principal risks, or monitoring or implementing a risk management program.
[14]	Experience driving strategic direction and leading growth of an organization.
[15]	Experience in information technology and data security systems.

EXECUTIVE OFFICERS OF REGISTRANT

The information regarding executive officers is included in Part I. Item 1. Business - Executive Officers of the Original Filing and is accordingly not included in this Amendment No.1 on Form 10-K/A.

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

We have a comprehensive system of stewardship and accountability that meets applicable Canadian and U.S. requirements, including:

•	Canadian Securities Administrators National Policy 58-201 – Corporate Governance Guidelines, National Instrument 58-101 – Disclosure of Corporate Governance Practices and NI 52-110;

•	requirements of the CBCA; and

•	the corporate governance guidelines of the NYSE and TSX.

STATEMENT ON BUSINESS CONDUCT

Our Statement on Business Conduct (“SOBC”) is our formal statement of the expectations that apply to all individuals at Enbridge and our subsidiaries, including our directors, officers, employees, and contingent workers, as well as consultants and contractors retained by Enbridge. The SOBC outlines our expectations in various areas, including:

•	complying with the law, applicable rules and all policies;

•	avoiding conflicts of interest, including examples of acceptable forms of gifts and entertainment;

•	avoiding financial crimes such as anti-corruption, sanctions, money laundering and human rights violations;

•	acquiring, using and maintaining assets (including computers and communication devices) appropriately;

•	data privacy, records management, and proprietary, confidential and insider information;

•	protecting health, safety and the environment;

•	interacting with landowners, customers, shareholders, employees and others; and

•	respectful workplace/no harassment.

The current version of the SOBC is available on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the SOBC by posting such information on our website enbridge.com.

On the commencement of employment with Enbridge and annually thereafter, all active Enbridge employees and contingent workers are required to complete mandatory SOBC training, certify compliance with the SOBC and declare any real or potential conflicts of interest. Directors must also certify their compliance with the Statement on Business Conduct on an annual basis.

As of the date of the Circular, approximately 99.9% of Enbridge employees and contingent workers had certified compliance with the SOBC for the year ended December 31, 2023. All directors serving on the Board as of December 31, 2023 have certified their compliance with the Statement on Business Conduct for the year ended December 31, 2023.

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

Financial literacy

The Board considers an individual to be financially literate if they can read and understand financial statements that are generally comparable to our Company’s in breadth and complexity of issues. The Board has determined that all members of the Audit, Finance and Risk Committee are financially literate, in accordance with NI 52-110 and the rules of the NYSE. It has also determined that Ms. Madden and Mr. Few qualify as “audit committee financial experts” as defined by the Exchange Act. The Board bases this determination on each director’s education, skills and experience.

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

Compensation committee interlocks and insider participation

During 2023, no two director nominees were members of the same board of directors of another public or private company.

Compensation discussion & analysis

The following compensation discussion and analysis describes the 2023 compensation programs for our Named Executive Officers (“NEOs”).

2023 NEOs and leadership transitions in 2023

Gregory L. Ebel President & CEO

Patrick R. Murray Executive Vice President & Chief Financial Officer (“CFO”)

Colin K. Gruending Executive Vice President & President, Liquids Pipelines

Cynthia L. Hansen Executive Vice President & President, Gas Transmission & Midstream

Matthew A. Akman Executive Vice President, Corporate Strategy & President, Power

Gregory L. Ebel was appointed President & CEO by the Board, effective January 1, 2023. Prior to his appointment as President & CEO, Mr. Ebel held the position of Chair of the Enbridge Board since 2017, providing (along with the Board) strategic oversight and leadership to the Company throughout its ongoing transformation. Prior to his role as Chair of the Board, Mr. Ebel served as Chairman, President & CEO of Spectra Energy Corp from 2009 until February 27, 2017.

Patrick R. Murray was appointed Executive Vice President & CFO, effective July 1, 2023. Mr. Murray brings more than 25 years of experience with Enbridge. Prior to being named CFO, Mr. Murray served as Senior Vice President & Chief Accounting Officer, leading the Finance organizations for the Liquids Pipelines, Gas Transmission and Midstream, Gas Distribution and Storage, Renewable Power Generation and Corporate business units while overseeing Financial Reporting, Shared Services (Accounts Payable and Capital Assets) and Internal Controls.

Matthew A. Akman was appointed Executive Vice President, Corporate Strategy & President, Power effective March 1, 2023. Mr. Akman is responsible for driving the continued expansion and operations of our growing power business while maintaining accountability for leading Enbridge’s corporate strategic planning efforts. Prior to his appointment, Mr. Akman served as Senior Vice President, Corporate Strategy & President, Power. Mr. Akman joined Enbridge in 2016 as Head of Corporate Strategy, and also previously held responsibilities for Corporate Development and Investor Relations.

Vern D. Yu, former Executive Vice President, Corporate Development, CFO & President, New Energy Technologies retired from Enbridge on June 30, 2023. Mr. Yu is disclosed as an NEO because he served as CFO in 2023.

Executive summary

The Human Resources and Compensation (“HRC”) Committee works on behalf of shareholders to ensure our executive compensation programs are aligned with performance, designed to retain top talent, and motivate Enbridge’s senior leaders to bring our vision, values and strategy to life. We are pleased to share our approach to executive compensation and highlight key accomplishments we considered in determining 2023 compensation awards for the executive leadership team. The decisions related to executive compensation are guided by our compensation philosophy and reflect our ongoing focus to drive sustainable growth and create long-term value, positioning us to be the first-choice energy provider for our customers, communities, shareholders and employees.

Advancing strategic priorities

Enbridge’s value proposition has always been focused on supporting long term value creation for investors. Strong, stable and growing cash flows combined with lower-carbon optionality throughout the business support our growing dividend profile today and into the future. In 2023, Enbridge continued to see competitive advantages and opportunities provided by our scale and diversification.

Our commitment to disciplined capital allocation to drive immediate and long-term growth enabled us to capitalize on a $19 billion dollar acquisition of U.S. gas utility assets from Dominion Energy Inc. This acquisition is the second largest in our history and is expected to be accretive in its first full year of ownership. Enbridge was successful executing over $3 billion of tuck-in M&A across our other three business units, and we also added approximately $10 billion of organic projects to our growth backlog. We expect that these acquisitions and organic projects will earn attractive risk-adjusted returns, extending and increasing visibility of our growth outlook.

Safety, sustainability, diversity and inclusion initiatives are core components of our operations and corporate citizenship. We continue to be well positioned for the energy transition and our demonstrated leadership on sustainability helps to support the base business and future growth. Enbridge’s commitment to diversity and social responsibility are reflected across our businesses, employees, management team, and Board.

2023 achievements

•  Achieved leading safety performance across the business

•  Financial results above midpoint of guidance range continues 18-year history of achieving financial guidance

•  Announced 29th consecutive annual dividend increase

•  Announced the acquisition of three gas utilities from Dominion Energy Inc. for an aggregate purchase price of $19 billion, 85% of which is prefunded

•  Placed $2 billion of growth capital into service

•  Secured $10 billion of new organic growth

•  High utilization across all businesses

•  Filed the Mainline tolling settlement with the Canada Energy Regulator (“CER”)

•  Significantly enhanced balance sheet strength ahead of closing of U.S. gas utilities acquisitions

•  Acquired strategically located gas storage assets in British Columbia (Aitken Creek) and the U.S. Gulf Coast (Tres Palacios)

•  Acquired equity stake in Divert Inc. and purchased Morrow Renewables, expanding our RNG portfolio

DCF/share growth1,2

Increase in DCF/share over 2021 of 10%

[1]	Distributable Cash Flow (DCF) and DCF per share are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Appendix C.
[2]	Increase shown as compound annual growth rate.

Compensation highlights

In considering executive compensation outcomes for the year, the HRC Committee assessed performance against financial, strategic and operational objectives in areas including safety, growth and sustainability that were approved by the Board at the beginning of the year and evaluated in the context of our compensation philosophy. Furthermore, the HRC Committee and Board reviewed key performance indicators relative to our performance peer group, including dividend per share growth, earnings per share growth and TSR. There were no discretionary adjustments made by the HRC Committee to our 2023 incentive compensation. The HRC Committee reviewed and approved the 2023 incentive payouts as shown. The awards earned were consistent with our pay-for-performance philosophy.

2023 Short-term incentive payout

2021 Performance stock unit payout

Compensation philosophy

Enbridge’s approach to executive compensation is governed by the HRC Committee and approved by the Board. A rigorous pay-for-performance philosophy is embedded in our short-, medium-, and long-term compensation programs and designed to align with the interests of Enbridge shareholders and other stakeholders, through five main objectives:

Align to Enbridge’s business strategy

•  Our compensation programs are designed to motivate management to deliver exceptional value by focusing on safe and reliable operations while maintaining financial strength and flexibility, and executing on growth opportunities consistent with our low-risk business model.

•  Compensation program payouts are designed to align with achievement of our strategic priorities and outcomes.

Align to Enbridge’s values

•  Enbridge is committed to delivering steady, visible and predictable results, and operating our assets in an ethical and responsible manner.

•  Core to our strategy is our industry-leading approach to sustainability performance. Our compensation programs reward behaviours and outcomes aligned to our values, which are closely aligned to sustainability goals.

•  We assess performance and compliance against our sustainability metrics.

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

Incent and reward for performance

•  Performance is the cornerstone of Enbridge’s executive compensation strategy. Our pay-for-performance approach rewards executives for their contributions to the enterprise, business unit and individual results against objectives that support the achievement of our strategic priorities.

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

•  Medium- and long-term incentives pay out over time, encouraging a longer-term view of how we create value for our shareholders.

•  A significant portion of the 2023 target compensation mix for the President & CEO and NEOs was linked to medium- and long-term incentive programs.

Compensation policies and practices

Our compensation policies and practices are designed to encourage appropriate behaviours, promote strategic risk management, and align to the interests of our shareholders. The following table outlines Enbridge’s compensation policies and practices that maintain disciplined governance.

What we do

• Use a pay-for-performance philosophy whereby the majority of compensation provided to executives is “at risk”

• Use a blend of short-, medium- and long-term incentive awards that are linked to business plans for the respective timeframe

• Incorporate risk management principles into all decision-making processes to help ensure compensation programs do not encourage inappropriate or excessive risk-taking by executives

• Regularly review executive compensation programs through independent third-party experts and advisors to support regulatory compliance and ongoing alignment with shareholders

• Use both preventative and incident-based safety, environmental and operational metrics that are directly linked to short-term incentive awards with a maximum payout of 2x target

• Regularly review share ownership requirements that align the interests of executives with those of Enbridge shareholders

•  Benchmark executive compensation programs against a group of similar companies (by organization size, industry and geography) in North America, to assess that executives are compensated at competitive levels

• Adopted a clawback policy in accordance with new SEC and NYSE requirements, complementing our existing Incentive Compensation Clawback Policy

• Use double-trigger change in control provisions within all cash and incentive plan agreements

• Hold an annual advisory shareholder vote on our approach to executive compensation, commonly known as “say on pay”

•  Integrate performance against our sustainability goals (including safety, GHG emissions intensity reduction, and diversity and inclusion initiatives) into the short-term incentive and performance stock unit programs

• Regularly perform quantitative modelling, and stress test performance and potential compensation scenarios to assess reasonability of executive awards as compared to our compensation peer group

• Regularly engage with shareholders on our executive compensation program philosophy

What we don’t do

• Count performance stock units or unexercised stock options toward share ownership requirements

• Grant stock options with exercise prices below 100% fair market value or re-price out-of-the-money options

• Use employment agreements with single-trigger voluntary termination rights in favour of executives

• Permit hedging of Enbridge securities by directors, officers, or other employees

• Grant loans to directors or senior executives

• Provide stock options to non-employee directors

• Guarantee incentive payouts

• Apply tax gross-ups to awards

• Provide excessive perquisites

• Allow repricing or cash buyout of underwater options without shareholder permission

Compensation governance

Enbridge’s compensation governance structure consists of the Board and the HRC Committee, with HR Consultant Mercer (Canada) Limited (“Mercer”), and others from time to time, providing independent advisory support to the HRC Committee. The HRC Committee reviews the governance structure annually against best practices and regulatory guidance.

Board and HRC Committee

The Board is responsible for the oversight of the compensation principles and programs at Enbridge. The HRC Committee approves major compensation programs and payouts, including reviewing and recommending to the Board the compensation for the President & CEO, and appropriate pay for performance relative to peers. The HRC Committee also approves the compensation for the other NEOs.

The HRC Committee assists the Board in carrying out its responsibilities with respect to compensation matters by providing oversight and direction on human resources strategy, policies and programs for the NEOs, other executives and the broader employee base, including compensation, equity incentive plans, pension and benefits as well as talent management, succession planning, workforce recruitment, retention, diversity and inclusion, and employee health and safety. The HRC Committee provides oversight regarding the management of broader people-related risk and, specifically reviews the compensation programs from a risk perspective.

All members of the HRC Committee are independent under the independence standards discussed in this Amendment No. 1 on Form 10-K/A. The members of the HRC Committee are Steven W. Williams (Chair), Mayank (Mike) M. Ashar, Susan M. Cunningham and S. Jane Rowe.

The members of the HRC Committee have experience as members of the compensation committees of other public companies. In addition, the members of the HRC Committee have experience in top leadership roles, strong knowledge of the energy industry, experience as directors of other public companies, and a mix of other relevant skills and experience. This background provides the HRC Committee members with the collective experience, knowledge and skills to effectively carry out their responsibilities. For information on each HRC Committee member’s experience and current service on other public company boards and committees, see the director profiles, beginning on page 2. For information on each HRC Committee member’s skills and experience, see the skills and experience matrix on page 16. For information on each HRC Committee member’s participation on other Enbridge Board committees, see page 15.

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

Since 2002, Mercer, an independent Advisor, has provided guidance to the HRC Committee on compensation matters to help ensure Enbridge’s programs are appropriate, market competitive and continue to meet intended goals. Advisory services provided by Mercer include reviewing:

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

Each year, the HRC Committee Chair reviews and approves the terms of engagement with Mercer. The terms specify the work to be done in the year, Mercer’s responsibilities and its fees. Management can also retain Mercer on compensation matters from time to time or for prescribed compensation services. The HRC Committee Chair must, however, approve all services that are not standard in nature, considering whether the work would compromise Mercer’s independence.

Management and the HRC Committee engaged Mercer in 2023 to provide analysis and advice on various compensation matters. The following table provides a breakdown of services provided and fees paid to Mercer and its affiliates by Enbridge in 2023 and 2022:

Nature of work	Approximate fees in 2023 ($)	Approximate fees in 2022 ($)

Executive compensation related[1]	406,106	382,389

All others[2]	7,389,719	6,938,373

Total	7,795,825	7,320,762

[1]	Includes all fees related to executive compensation associated with the President & CEO and the executive leadership team.
[2]

Includes fees paid for other matters that apply to Enbridge as a whole, such as pension actuarial valuations, renewal and pricing of benefit plans, evaluation of geographic market differences and regulatory proceedings support. Also includes risk brokerage service fees paid to Mercer affiliates (Marsh, Oliver Wyman and Guy Carpenter) for services provided to our operating affiliates subject to timing and currency exchange differences.

Compensation risk management

The HRC Committee plays a critical governance role related to enterprise risk. In carrying out this accountability, the HRC Committee employs a number of risk mitigation practices to ensure that Enbridge’s compensation programs are designed in a manner that does not encourage individuals to take inappropriate or excessive risks that could have material adverse impact on Enbridge.

Compensation risk mitigation practices

Enbridge uses the following compensation practices to mitigate risk:

•	a pay-for-performance philosophy that is embedded in the compensation design;

•	a mix of pay programs benchmarked against a relevant peer group. Our peer group contains companies that are generally similar in size to Enbridge, primarily in terms of enterprise value, and secondarily, market capitalization and assets;

•	compensation programs that include a combination of short-, medium- and long-term elements that provide executives with an incentive to consider both the immediate and long-term implications of their decisions;

•	program provisions where executives are compensated for their short-term performance using a combination of financial performance and also operational metrics in areas such as safety, growth, and sustainability performance that support a balanced perspective and are a mix of both leading (proactive/preventative) and lagging (incident-based) indicators;

•	a rigorous approach to goal setting and a process of establishing targets with multiple levels of performance, which mitigate excessive risk-taking that could harm Enbridge’s value or reward poor judgment of executives;

•	performance thresholds that include both minimum and maximum payouts;
•	stock award programs that vest over multiple years and are aligned with overall stock price appreciation that drives superior value to Enbridge shareholders;

•	share ownership guidelines that require executives to have a meaningful equity stake in Enbridge to align their interests with those of Enbridge shareholders;

•	Insider Trading and Reporting Guidelines that include prohibition on hedging provisions to prevent activities that would weaken the intended pay-for-performance link and alignment with Enbridge shareholders’ interests; and

•	two incentive compensation clawback policies: one policy that allows Enbridge to recoup, from covered members of senior management, certain overpayments of incentive compensation made to individuals engaged in fraud or willful misconduct; and a new policy that requires Enbridge to recover erroneously awarded incentive-based compensation received by covered executive officers in the event that Enbridge is required to prepare a qualifying accounting restatement (subject to certain exceptions).

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

Clawback policies

The Incentive Compensation Clawback Policy, adopted in 2013, allows Enbridge to recover, from current and former members of senior management, certain incentive compensation amounts awarded or paid to individuals if the individuals engaged in misconduct (defined to include fraud or willful misconduct) that led to inaccurate financial results reporting, regardless of whether the misconduct resulted in a restatement of all or a part of Enbridge’s financial statements.

Effective December 1, 2023, Enbridge also adopted a new Clawback Policy for the Mandatory Recovery of Erroneously Awarded Incentive-Based Compensation, in accordance with new SEC and NYSE requirements. Under this new policy, in the event that Enbridge is required to prepare an accounting restatement due to the material noncompliance of Enbridge with any financial reporting requirement under applicable securities laws, Enbridge is required (subject to certain exceptions) to recover erroneously awarded incentive-based compensation received by covered executive officers.

Annual decision-making process

Compensation decisions are guided by our compensation philosophy and principles as described on page 22. The following illustration provides an overview of our annual process for determining and assessing compensation for the President & CEO and other NEOs.

Compensation elements

Enbridge’s compensation program is comprised of elements that balance the use of short-, medium- and long-term vehicles, designed to deliver value to Enbridge shareholders not only in the near-term, but also through continued performance over the long-term. Total direct compensation includes base salary and performance-based incentive awards. The percentage of total target compensation considered at risk for the President & CEO was 89% and an average of 83% for the other NEOs in 2023, and directly aligns pay for our senior leaders to performance outcomes consistent with the interests of Enbridge shareholders.

The following table describes the primary compensation program components for our NEOs, together with key features, objectives and the time horizon for vesting and/or realized value.

Timeframe	Short-term		Medium-term		Long-term

Variability	Fixed	At-risk

Compensation element	Base Salary	Short-term Incentive Plan (“STIP”)	Performance Stock Units (“PSUs”)	Restricted Stock Units (“RSUs”)	Incentive Stock Options (“ISOs”)

Reference for more information	• Page 32	• Page 32	• Page 38	• Page 39	• Page 40

Key features	• Reviewed annually, with consideration of scope and role responsibilities, competency, and market conditions • Increases based on performance and market data	• Annual incentive reward based on performance against company, business unit, and individual targets	• Granted annually • Three-year term • Cash payout subject to performance hurdles and results achieved against predetermined criteria	• Granted annually • Three-year cliff vest • Share-settled	• Vest over four years and have a 10-year term • Realized value based on share price difference at grant date and at time of exercise

Objectives	• Fixed cash compensation for performing day-to-day responsibilities of the role	• Motivate delivery of results tied to executing the business strategy • Reward achievement for performance year	• Align with the interests of shareholders • Motivate strong performance relative to external peers and stock price appreciation	• Align with the interests of shareholders • Motivate longer-term value generation and stock price appreciation	• Align with the interests of shareholders • Motivate longer-term value generation and stock price appreciation

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

Size/complexity

•  Broadly defined to consider multiple dimensions, including financial (e.g., market capitalization, cash flow, enterprise value, assets, capital employed) and nonfinancial measures (e.g., breadth of operations).

Geography

•  A North American peer group is used because the President & CEO and other NEOs’ responsibilities are primarily North American in scope and that is generally where we compete for top talent.

•  The majority of our business assets and operations are within the U.S. and Canada, and our shareholders include both U.S. and international institutions.

•  The U.S. market offers more comparable peers from an industry and/or size/complexity perspective; accordingly, our peer group is weighted more heavily towards the U.S.

•  Most Canadian companies are not sufficiently comparable to Enbridge in terms of industry and/or size/complexity, and therefore only appropriate Canadian peers are included in the peer group.

Enbridge’s compensation peer group is reviewed annually by the HRC Committee. The peer group used for determining compensation in 2023 was unchanged from 2022.

2023 compensation peer group

Canada

Canadian National Railway Company	Suncor Energy Inc.

Canadian Natural Resources Limited	TC Energy Corporation

U.S.

Chevron Corporation	NextEra Energy Inc.

Conoco Phillips	Occidental Petroleum Corporation

Dominion Energy Inc.	Phillips 66

Duke Energy Corporation	Schlumberger Limited

Energy Transfer LP	The Southern Company

Enterprise Products Partners L.P.	The Williams Companies Inc.

Halliburton Company	Union Pacific Corporation

Kinder Morgan Inc.

Peer group comparison

Our compensation peer group contains companies that are generally similar to Enbridge, primarily in terms of enterprise value, and secondarily, market capitalization and assets. Size constraints were relaxed in certain instances to include companies similar to Enbridge in terms of operational profile. The aside chart summarizes Enbridge’s placement compared to our North American peer group, and indicates that Enbridge ranks above the median based on the selection criteria relative to the 2023 compensation peer group.

[1]	U.S. company information has been converted to Canadian dollars at variable rates throughout the year.
[2]	Revenue, EBIT, total assets are as of December 31, 2022. Market value and enterprise value are as of December 31, 2023.

Aligning President & CEO pay with performance

Enbridge is committed to aligning President & CEO pay with company performance and TSR, consistent with the rigorous pay-for-performance philosophy embedded in our compensation programs and aligned with the interests of Enbridge shareholders. We place a substantial portion of pay at risk, linked to performance goals that strongly incentivize our executive team to manage the Company in the best long-term interests of our shareholders.

We strongly believe that President & CEO pay should correspond to the performance of the Company, and that relationship should align appropriately, relative to our compensation peers, based on the same pay-for-performance measures. We analyze this relationship over a multi-year period to smooth effects of short-term fluctuations and to better identify long-term performance and market trends.

The HRC Committee reviews key performance indicators, including our TSR, relative to our compensation peer group, and annually performs a comparative analysis of the

President & CEO’s grant date fair value (“GDFV”) pay and realizable pay.

GDFV pay represents the total amount disclosed in the summary compensation table, excluding “pension value” and “all other compensation”. Realizable pay represents “salary” and “non-equity incentive plan compensation”, as disclosed in the summary compensation table and the current market value of unvested or unearned medium- and long-term incentive awards using the 2023 year-end share price.

In our most recent analysis, we compared the relationship between Enbridge’s percentile rank of President & CEO pay and TSR performance over the past three years, relative to our compensation peer group on the same basis.

Enbridge has a strong correlation between President & CEO pay and performance relative to our compensation peers. Enbridge’s placement within the highlighted bands in the charts below indicates that our President & CEO pay outcomes are judiciously aligned with actual company performance results and shareholder expectations.

GDFV pay1

[1]

This chart displays the President & CEO GDFV pay rank against the TSR rank over a three-year period from 2021 to 2023. GDFV pay is calculated from publicly disclosed information in the summary compensation table in 2021 and 2022. 2023 peer data has been estimated with a 4% aging factor.

The analysis indicated that Enbridge’s President & CEO GDFV pay was positioned at the 33rd percentile and our TSR was positioned at the 33rd percentile.

Realizable pay2

[2]

This chart displays the President & CEO realizable pay rank against the TSR rank over a three-year period from 2021 to 2023. Realizable pay includes peer group CEOs’ outstanding equity awards as of December 31 in publicly disclosed information in 2021 and 2022. 2023 data for peers has been assumed based on the December 31, 2023 share price.

The analysis indicated that Enbridge’s President & CEO realizable pay was positioned at the 22nd percentile and our TSR was positioned at the 33rd percentile.

2023 business performance

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

•  Achieved leading performance on employee, contractor and operational safety

•  Executed integrity and maintenance capital programs efficiently and effectively across each business

•  Advanced Gas Transmission modernization program, reducing emissions and enhancing reliability

2.	Execute secured growth capital program and maximize asset returns

•  Placed $2 billion of secured growth capital into service, generating attractive risk-adjusted returns

•  Advanced construction of three offshore wind projects, Fécamp, Provence Grande Large and Calvados French

•  Advanced multi-year modernization program of Gas Transmission system

•  Completed 46,000 new customer connections in Ontario and received the Ontario Energy Board’s decision on the first phase of the rebasing process for 2024—2028 rates

•  Sanctioned Enbridge Houston Oil Terminal

•  Filed the Mainline tolling settlement with the CER

3.	Deliver financial results and maintain balance sheet strength

•  Achieved adjusted EBITDA of $16.5 billion[1], at the top of the guidance range, and an increase over 2022 of 6%

•  Achieved DCF per share of $5.48[1], above the midpoint of the guidance range

•  Increased the 2023 quarterly dividend by 3.1% to $0.915 ($3.66 annualized) per share, reflecting the 29th consecutive annual increase

•  Rated BBB+ (or equivalent) by all four of our credit rating agencies

•  Managed foreign exchange and interest rate volatility with robust enterprise-wide financial risk management program

•  Sold interest in Alliance Pipeline and Aux Sable for $3.1 billion, continuing track record of recycling capital at attractive valuations

4.	Grow core business through disciplined investment of approximately $6 billion of investment capacity

•  Announced $19 billion acquisition of three U.S. gas utilities from Dominion Energy Inc., of which 85% of the aggregate purchase price has been successfully pre-funded

•  Secured $10 billion of new organic growth, including $5 billion of short-cycle capital in the aforementioned U.S. utility businesses and the US$1.2 billion Rio Bravo Pipeline

•  Acquired Tres Palacios and Aitken Creek gas storage assets in strategically located regions, supporting need for critical natural gas infrastructure to support LNG exports

•  Acquired portfolio of landfill-to-RNG assets from Morrow Renewables and acquired a 10% equity stake in Divert Inc., providing a sizeable foothold in the RNG industry

•  Acquired interest in Fox Squirrel solar farm in partnership with EDF Renewables, building on Enbridge’s existing renewable portfolio in North America

•  Increased interest in German offshore wind farms, supporting renewables growth and progressing emissions reductions

•  Built on U.S. Gulf Coast export strategy through increased interest in Gray Oak Pipeline

5.	Execute on sustainability goals

•  Issued 22nd annual Sustainability Report

•  Made progress towards our Indigenous Reconciliation Action Plan targets

•  Signed a letter of intent to advance blue ammonia export facility at Enbridge Ingleside Energy Center as part of our lower-carbon development pipeline

•  Issued over $3 billion sustainability-linked bonds in North American debt markets

•  Increased representation of diverse employees within our workforce and Board of Directors

[1]	Adjusted EBITDA and DCF per share are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Appendix C.

2023 compensation decisions

Market review

In 2023, the HRC Committee engaged Mercer to gather and assess current market compensation data for the NEOs to validate that our programs are appropriate and market competitive. This assessment indicated that the NEOs’ total direct compensation continues to lag the compensation peer group median year over year.

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

Mr. Murray and Mr. Akman were new NEOs in 2023 and their base salaries were set relative to the scope and responsibilities of their roles, with consideration for external market data and internal equity.

Effective April 1, 2023, Mr. Gruending and Ms. Hansen received base salary increases to better align their positioning relative to the market.

	Base salary at December 31

Executive	2022[1] ($)	2023[1] ($)

Gregory L. Ebel[2]	–	1,780,110

Patrick R. Murray[3]	–	735,000

Colin K. Gruending	733,644	875,000

Cynthia L. Hansen	742,108	863,419

Matthew A. Akman[3]	–	550,000

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3186 in 2023.
[2]	Mr. Ebel was appointed President & CEO effective January 1, 2023.
[3]	Mr. Murray and Mr. Akman were new NEOs in 2023 and base salary is displayed as of December 31, 2023.

Short-term incentive

Designed to motivate and deliver annual corporate, business unit and individual performance

It is critically important that all Enbridge executives are incentivized to achieve not only financial results but also operational results in areas such as safety, growth, and sustainability performance. For this reason, our STIP awards are designed to reflect a comprehensive assessment of corporate, business unit and individual performance, as determined by our HRC Committee.

•	Corporate performance. The corporate component of the performance metrics is based on a single, objective company-wide performance metric that is designed to drive achievement of near-term business priorities and financial results for the organization. Corporate performance metrics and ranges for threshold, target and maximum incentive opportunities of the STIP award are determined by the HRC Committee at the beginning of the year.
•	Business unit performance. Business unit performance is assessed relative to a scorecard of metrics and targets established for each business and their senior management teams, that relate to the objectives of each business unit.

•	Individual performance. Individual performance objectives and results for the President & CEO are discussed with the Board and approved by the HRC Committee, and are established to align with financial, strategic, and operational priorities related to contributions to the overall organization. Individual performance metrics for other NEOs are set in consultation with the President & CEO, to align with financial, strategic, operational priorities, and to recognize and differentiate individual actions and contributions in final pay decisions. Each executive’s target award and payout range reflect the level of responsibility associated with their role as well as competitive practice and is established as a percentage of base salary.

The HRC Committee retains discretion to change performance measures, scorecards, and the award levels when it believes it is reasonable to do so, considering matters such as key performance indicators, performance relative to our compensation peer group, market conditions, and the business environment in which the performance was achieved. In addition, the HRC Committee retains discretion to approve adjustments to the calculated STIP award to reflect extraordinary events and other factors not contemplated in the original measures or targets. In 2023, no such adjustments were made to performance measures, scorecards or award levels.

STIP awards are earned between 0-200% of the target award based on achievement of the applicable corporate, business unit, and individual performance metrics and giving effect to the applicable weighting of each metric.

Short-term incentive targets

The table below displays the short-term incentive targets (as a % of salary) as of December 31, 2023, as well as corresponding company, business unit and individual performance weightings:

		Performance measure weighting

Executive	STIP target (% of base salary)	Company	Business unit	Individual

Gregory L. Ebel	145%	60%	30%	10%

Patrick R. Murray	100%	60%	30%	10%

Colin K. Gruending	100%	40%	50%	10%

Cynthia L. Hansen	100%	40%	50%	10%

Matthew A. Akman	90%	60%	30%	10%

Corporate performance

The corporate performance component is reviewed annually to select measures that align with our strategy and are appropriate for measuring annual performance. The same corporate component metrics and goals apply to each NEO. In February 2023, the HRC Committee approved management’s recommendation to continue to use DCF per share as the corporate performance metric. The HRC Committee retains discretion in assessing the strength of the corporate performance metrics and also retains discretion to determine the overall corporate performance payout.

For 2023, DCF per share targets were set using the external financial guidance range to determine threshold and target payments. For any payout to occur, Enbridge must achieve minimum threshold performance. For a maximum payout to occur, Enbridge must achieve the top, or exceed the guidance range, which ensures there is appropriate stretch in the plan and aligns with shareholder expectations.

DCF per share is the approved corporate performance metric for 2023

The HRC Committee believes DCF per share:

•  is the most appropriate measure of financial performance for the enterprise;

•  will enhance transparency of Enbridge’s cash flow growth and increase comparability of results relative to peers;

•  will help ensure full value recognition for Enbridge’s superior assets, and commercial and growth arrangements; and

•  provides a low-risk value proposition for shareholders.

We delivered strong financial results in 2023 and advanced on each of our strategic priorities set out in our 2023 Strategic Plan, placing $2 billion of growth capital into service and securing $10 billion of new organic growth. In 2023, DCF per share achieved above target of the guidance range, determined to be $5.58 and resulted in a 2023 STIP performance multiplier of 1.65x, representing 100% of the corporate performance metric. No discretion was applied beyond standard normalizations. The 2023 corporate STIP metric results are displayed in this graphic.

[1]

DCF per share is a non-GAAP measure; this measure is defined and reconciled in the Non-GAAP and other financial measures section of Appendix C. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see the Non-GAAP and other financial measures section of Appendix C.

[2]	DCF per share between thresholds in this visual result in a performance multiplier calculated on a linear basis.

Business unit performance

The breakdown of the business unit weightings emphasizes the importance for each business unit President to drive financial performance and growth, maintain strong cost control and financial flexibility, while ensuring safe and reliable operations everyday. Business unit performance is also defined by the significance of sustainability metrics including, but not limited to, reduction of GHG emissions intensity and increase in diverse employee representation. Progress towards Enbridge’s sustainability goals, as a whole, is reflected in incentive compensation for the President & CEO and NEOs.1

[1]

Specific goals regarding diversity and inclusion are aspirational goals which we intend to achieve in a manner compliant with state, local, provincial and federal law, including, but not limited to, U.S. federal regulations, Equal Employment Opportunity Commission, Department of Labor and Office of Federal Contract Compliance Programs.

The HRC Committee approved the application of the following business unit metrics in 2023:

Key performance indicator	Metrics	Weight[1]

Ensure safe, reliable operations

•  Total Recordable Incident Frequency (“TRIF”)[2], Environmental Incident Frequency, Pipeline System Safety, Total Damages Per 1000 Locates, release volume, cybersecurity, transmission reliability and integrity compliance

30-40%

Maintain financial strength and flexibility	• Ability to maintain strong cost control and to ensure financial flexibility and assist in achieving financial guidance as outlined to investors and defined in the long-range plan • EBITDA[3]	20-35%

Progress toward our sustainability goals	• Reduction of GHG emissions intensity • Increase in diverse employee representation	10%

Extend and execute growth	• EBITDA generated by growth capital, including organic growth projects and mergers and acquisitions	10-20%

[1]	Weight varies by different business unit scorecard.
[2]	The Central Functions scorecard includes its own specific TRIF metric in addition to the weighted average of business unit safety outcomes.
[3]	The Central Functions scorecard includes the weighted average of EBITDA.

The 2023 business unit outcomes reflect a year of strong results, and we delivered on our commitment to achieve the targets set out in the Company’s strategic priorities. The business units operated in a challenging external environment, but performance was strong with significant revenue and cost mitigation actions successfully executed. The 2023 results were achieved through strong progress on efficiency, fiscal discipline and progress on our sustainability goals. Operational and safety metrics were at or above target. We experienced solid results on emissions intensity reduction and continue to progress on diversity and inclusion objectives. The HRC Committee approved the application of the following business unit results in 2023:

Business unit scorecard	Executive	2023 scorecard result

Composite measure	Gregory L. Ebel[1]	1.74x

Central Functions	Patrick. R. Murray Matthew A. Akman (75%)	1.57x

Liquids Pipelines	Colin K. Gruending	1.85x

Gas Transmission and Midstream	Cynthia L. Hansen	1.68x

Power	Matthew A. Akman (25%)	1.84x

[1]

As President & CEO, Mr. Ebel oversaw the overall organization, and his business unit metric was a composite measure, representing enterprise-wide safety and operational reliability, growth and sustainability measures.

Individual performance

In the first quarter of 2023, after discussion with the Board, the HRC Committee approved individual performance objectives for Mr. Ebel, taking into consideration the Company’s financial and strategic priorities. For other NEOs, Mr. Ebel, in consultation with each NEO, established their individual objectives for 2023 at the start of the year, based on strategic and operational priorities related to each executive’s portfolio along with other factors, including the development of succession candidates, employee engagement, community involvement and leadership. An individual multiplier is provided to each NEO to recognize and differentiate individual actions and contributions.

Short-term incentive award outcomes

The 2023 STIP multiplier for each component, as well as the actual award outcome, are displayed as follows:

Executive	Target award[1,2] ($)	Corporate multiplier	Business unit multiplier	Individual multiplier	Overall multiplier	Actual award[1] ($)

Gregory L. Ebel	2,581,160	1.65	1.74	2.00	1.71	4,418,945

Patrick. R. Murray[3]	552,760	1.65	1.57	1.80	1.65	911,271

Colin K. Gruending	875,000	1.65	1.85	1.90	1.78	1,553,125

Cynthia L. Hansen	863,419	1.65	1.68	1.80	1.68	1,450,544

Matthew A. Akman[4]	457,027	1.65	1.77	1.75	1.70	775,354

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3186 in 2023.
[2]	Target award is calculated with base salary as of December 31, 2023 and prorated targets in year.
[3]

Mr. Murray’s 2023 STIP actual award has been calculated based on prorated targets and weightings. His STIP target was 50%, and Corporate, Business Unit, and Individual weightings were 60%/20%/20% for time spent as Senior Vice President & Chief Accounting Officer from January 1 to June 30, 2023. His STIP target was 100%, and Corporate, Business Unit, and Individual weightings were 60%/30%/10% for time spent as Executive Vice President & CFO from July 1 to December 31, 2023.

[4]

Mr. Akman’s 2023 actual award has been calculated based on prorated targets and weightings. His STIP target was 50%, and Corporate, Business Unit, and Individual weightings were 60%/20%/20% for time spent as Senior Vice President, Corporate Strategy & President, Power from January 1 to March 4, 2023. His STIP target was 90%, and Corporate, Business Unit, and Individual weightings were 60%/30%/10% for time spent as Executive Vice President, Corporate Strategy and President, Power, aligned with payroll dates, from March 5 to December 31, 2023.

Medium- and long-term incentives

Designed to align the interests of shareholders and motivate longer-term value generation and stock price appreciation

Enbridge’s medium- and long-term incentives for executives includes three primary vehicles: PSUs, RSUs and ISOs. The long-term incentive plan (“LTIP”) target mix is PSUs (60%), RSUs (20%), and ISOs (20%).

Weighting the majority of the LTIP target mix with PSUs aligns to our compensation philosophy and motivates NEOs to focus on performance conditions including Enbridge’s three-year financial outlook and TSR relative to our performance peer group. Payout is not guaranteed, and their value is determined based on each metric’s guidance range and specific performance criteria.

Enbridge’s medium-and long-term incentives are forward-looking compensation vehicles, and as such, grants are considered part of the compensation for the year of grant and onward instead of in recognition of prior performance or previously granted awards. The various awards that apply to executives have different terms, vesting conditions and performance criteria, mitigating the risk that executives produce only short-term results. This approach also benefits shareholders and helps maximize the ongoing retentive value of the medium-and long-term incentives granted to executives.

Medium- and long-term incentive awards were granted in 2023 under the Enbridge Inc. 2019 Long Term Incentive Plan (“2019 LTIP”). The HRC Committee approved increases to NEOs’ 2023 LTIP targets to support continued alignment with our strategy and shareholders interests, improve alignment with the competitive market, and recognize the increasing complexity of the business.

Medium- and long-term incentive grants are determined as follows:

The table below outlines the medium- and long-term incentive plans used in 2023:

	PSU	RSU	ISO

Term	Three years	Three years	10 years

Description	Phantom share/units with performance conditions that affect the payout	Phantom share/units	Options to acquire Enbridge shares For U.S. participants, awards are granted in non-qualified options that do not meet the requirements of Section 422 of the U.S. Internal Revenue Code

Frequency	Granted annually	Granted annually	Granted annually

Performance conditions	45% DCF per share growth relative to a target set at the beginning of the term	n/a	Stock price appreciation from date of grant
45% TSR performance relative to performance peer group
10% GHG emissions intensity reduction

Vesting	Units cliff vest at the end of the term including dividend equivalents as additional units	Units cliff vest at the end of the term including dividend equivalents as additional units	Options vest 25% per year over four years, starting on the first anniversary of the grant date

Payout	Paid out in cash based on market value of an Enbridge share at maturity, subject to adjustment from 0-200% based on achievement of the performance conditions above	Settled in shares at the end of the term	Participant acquires Enbridge shares at the exercise price defined as fair market value at the time of grant

Medium- and long-term incentive targets

The table below shows the medium- and long-term incentive targets (as a percentage of salary) as of December 31, 2023, as well as the percentage each incentive plan contributes to that total.

Executive	2023 target medium- and long-term incentives	Annual grant
		PSUs	RSUs	ISOs

Gregory L. Ebel	650%	390%	130%	130%

Patrick. R. Murray	425%	255%	85%	85%

Colin K. Gruending	425%	255%	85%	85%

Cynthia L. Hansen	425%	255%	85%	85%

Matthew A. Akman	350%	210%	70%	70%

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

2023 performance stock unit grant

Sustainability is foundational to our business. Enbridge has a long history of integrating sustainability into its strategic priorities and takes pride in its industry leadership. To align our long-term compensation and sustainability performance, and reinforce accountability that will position our company to grow sustainably for many decades to come, progress towards our GHG emissions intensity reduction goals are included in the 2023 PSU grants. The following performance metrics and weightings were used for the 2023 PSU grant:

Metrics	Description	Weights

DCF per share growth	Represents a commitment to Enbridge shareholders to achieve DCF growth that demonstrates Enbridge’s ability to deliver on its growth plan and continued dividend increases. Measurement against Enbridge’s long-range plan, as well as against industry growth rates, differentiates this metric compared to its use in the STIP, which is based on the one-year external guidance range. The different measurement periods are designed to avoid excessive overlap between Enbridge’s compensation programs. Furthermore, DCF per share growth comprises only 45% of the overall PSU plan.	45%

Relative TSR	For this measure, Enbridge compares itself against a performance peer group of companies, chosen because they are all capital market competitors, operating in comparable geographies and industry sector.	45%

GHG emissions intensity reduction	The GHG emissions intensity reduction targets are established based on the estimated intensity and corresponding percent GHG emissions reduction from our operations in the target year relative to 2018 baseline. The GHG emissions intensity reduction metric reinforces our commitment to reduce the emissions intensity by 35% from our operations by 2030. Enbridge’s emissions reduction performance is made public in our annual Sustainability Report.	10%

The mechanics of the 2023 PSU grant are illustrated below:

At maturity, we compare our TSR to a Board approved performance peer group to determine the TSR performance multiplier, as illustrated above. The performance peer group is comprised of Canadian and U.S. companies with a similar business and/or geographic mix to Enbridge and reflects the market’s perception of our overall performance relative to our peers over the three-year award term. As Enbridge has grown and evolved to pursue our low-risk pipeline/utility like business strategy our peer group has evolved to include a greater proportion of gas and electric utilities. The most relevant performance peer group for Enbridge includes a 75% weighting on midstream companies and 25% on utility companies. The PSU performance peer group is outlined below:

Performance peer group: relative TSR

Canada

Canadian Utilities Limited Class A	Pembina Pipeline Corporation

Fortis Inc.	TC Energy Corporation

U.S.

CenterPoint Energy, Inc.	NiSource Inc.

Dominion Energy Inc.	ONEOK, Inc.

DTE Energy Company	PG&E Corporation

Duke Energy Corporation	Plains All American Pipeline, L.P.

Energy Transfer L.P.	Sempra Energy

Enterprise Products Partners L.P.	Southern Company

Kinder Morgan, Inc. Class P	Williams Companies, Inc.

NextEra Energy, Inc.

PSUs granted in 2023 are as shown below:

Executive	Number of PSUs granted (#)	Grant value (as % of base salary)

Gregory L. Ebel	132,390	390%

Patrick. R. Murray[1]	23,409	219%

Colin K. Gruending	35,260	255%

Cynthia L. Hansen	36,090	255%

Matthew A. Akman	17,640	210%

[1]

Mr. Murray received an annual grant based on the incentive target as Senior Vice President & Chief Accounting Officer and received an additional top-up grant upon his promotion to Executive Vice President & CFO in respect of the increase to his new PSU incentive target. The grant value (as % of base salary) is calculated using the grant date fair value of each award granted divided by his salary at the time of grant. See summary compensation table on page 49 for award details.

Restricted stock units

RSUs are granted annually, in the first quarter of the year, and vest after three years. These awards are settled in Enbridge shares at the end of the term. The final settlement price at the end of the term is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the last 20 trading days before the end of the term.

2023 restricted stock unit grant

RSUs granted in 2023 are as shown below:

Executive	Number of RSUs granted (#)	Grant value (as % of base salary)

Gregory L. Ebel	44,130	130%

Patrick. R. Murray[1]	7,800	73%

Colin K. Gruending	11,750	85%

Cynthia L. Hansen	12,030	85%

Matthew A. Akman	5,880	70%

[1]

Mr. Murray received an annual grant based on the incentive target as Senior Vice President & Chief Accounting Officer and received an additional top-up grant upon his promotion to Executive Vice President & CFO in respect of the increase to his new RSU incentive target. The grant value (as % of base salary) is calculated using the grant date fair value of each award granted divided by his salary at the time of grant. See summary compensation table on page 49 for award details.

Retention award

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

In January 2023, Mr. Akman was provided a retention award to assist in assuring continuity and execution of our business plan through the transition of the President & CEO role to Mr. Ebel. In making this decision, several factors were considered in determining the retention award amount including Mr. Akman’s expected future direct impact to long-term business strategy, continuing succession potential and compensation relative to the competitive labour market we operate in. This award has a grant date fair value of $2,000,000 and consists of share-settled RSUs, which cliff vest on the third anniversary of the grant date and is not part of his regular annual compensation.

Incentive stock options

ISOs provide executives an opportunity to buy Enbridge shares at some point in the future at the exercise price defined at the time of grant. Both Canadian and U.S. members of Enbridge’s senior management, including all NEOs, are eligible to receive ISOs.

ISOs are typically granted in February or March each year. ISOs vest annually in equal instalments over a four-year period. The maximum term of an ISO is 10 years, but the term can be reduced if the executive leaves Enbridge as described in the “Termination provisions of equity compensation plans” section. The exercise price of an ISO is the closing price of an Enbridge share on the listed exchange on the last trading day before the grant date. The grant date will be no earlier than the third trading day after a trading blackout period ends. ISOs are never backdated or re-priced. ISOs may be granted to executives when they join Enbridge, typically effective on the executive’s date of hire. If the hire date falls within a blackout period, the grant is delayed until after the end of the blackout period.

2023 incentive stock option grant

ISOs granted in 2023 are as shown below:

Executive	Number of ISOs granted (#)	Grant value (as % of base salary)

Gregory L. Ebel	335,560	130%

Patrick. R. Murray[1]	75,754	73%

Colin K. Gruending	112,770	85%

Cynthia L. Hansen	91,470	85%

Matthew A. Akman	56,400	70%

[1]

Mr. Murray received an annual grant based on the incentive target as Senior Vice President & Chief Accounting Officer and received an additional top-up grant upon his promotion to Executive Vice President & CFO in respect of the increase to his new ISO incentive target. The grant value (as % of base salary) is calculated using the grant date fair value of each award granted divided by his salary at the time of grant. See summary compensation table on page 49 for award details.

Awards vesting in 2023

2021 performance stock unit payout

The PSUs granted in February 2021 have a performance period that ended on December 31, 2023. The DCF per share compound growth achieved was 6.5%, while the relative TSR performance placed at the 30th percentile. The performance peer group for the 2021 PSU payout can be found on page 39. The HRC Committee approved the vesting of shares with an overall performance multiplier of 1.10x:

	Multiplier[1]	DCF per share compound growth[2]	TSR

Threshold	0.00x	1.7%	at or below 25th percentile

Target	1.00x	2.7%	at median

Maximum	2.00x	5.3%	at or above 75th percentile

Actual	1.10x	6.5% (2.00x)	30th percentile (0.20x)

[1]	Performance between the thresholds in this table results in a performance multiplier calculated on a linear basis.
[2]

Adjusted DCF per share is based on operating cash flows and is a non-GAAP measure, which is defined and reconciled in the Non-GAAP and other financial measures section of Appendix C. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see the Non-GAAP and other financial measures section of Appendix C.

The performance outcome resulted in the following cash payouts in early 2024:

Executive	PSUs granted (#)	+	Notionally reinvested dividends (#)	=	Total PSUs (#)	x	Performance multiplier	x	Final share price[1] ($)	=	Payout ($)

Patrick. R. Murray	10,120	+	2,103	=	12,223	x	1.10x	x	48.16	=	647,536

Colin K. Gruending	37,250	+	7,742	=	44,992	x	1.10x	x	48.16	=	2,383,471

Cynthia L. Hansen	26,980	+	5,607	=	32,587	x	1.10x	x	48.16	=	1,726,337

Matthew A. Akman	13,410	+	2,787	=	16,197	x	1.10x	x	48.16	=	858,050

[1]	The volume weighted average share price of an Enbridge share on the TSX for the 20 trading days immediately preceding the maturity date February 6, 2024, on which performance was certified.

2024 compensation changes

Share ownership guidelines

Based on the review of Enbridge’s share ownership guidelines with respect to governance practices, a decision was made to increase the multiple of salary required to be held for the President & CEO, Executive Vice President (“EVP”) and Senior Vice President (“SVP”) levels. To enhance and extend our leading governance practices, the share holding requirements for our executives increased effective January 1, 2024, as outlined below:

•	President & CEO – increased 33% from 6x base salary to 8x

•	CFO and EVPs – increased 33% from 3x base salary to 4x

•	SVPs – increased 100% from 1x base salary to 2x

For more information about Enbridge’s share ownership guidelines, see the “Share ownership” section, on page 51.

2024 STIP

STIP awards are designed to align with goals to drive collective outcomes across the business. New in 2024, Enbridge is shifting to one company scorecard that is shared by all employees. This approach simplifies and streamlines the process of goal setting, measurement and tracking of performance, while driving alignment across the organization. The scorecard will include metrics tied to:

•	financial results (earnings and cash generation at the enterprise and business unit level);

•	safety performance;

•	project execution;

•	sustainability goals; and

•	cybersecurity.

The performance payout range remains unchanged at 0-200% of target.

For our NEOs, STIP will be weighted 85% on the new scorecard and 15% on the individual performance score tied to measurable high-priority and results-focused goals that align to the corporate strategy.

Executive profiles

The following pages profile our executives, providing:

•	a summary of their accomplishments in 2023; and

•	2023 actual pay mix (2023 base salary, STIP with respect to 2023, and medium- and long-term incentives granted in 2023, using the grant date fair value).

The values provided in the profiles are also reflected in the summary compensation table on page 49.

Greg Ebel

—

President & CEO Effective January 1, 2023, Mr. Ebel serves as the President & CEO and is responsible for setting and executing Enbridge’s strategic priorities.

In 2023, Mr. Ebel provided strategic and executive leadership in the following areas:

•	Industry leading safety, integrity and reliability programs results including record best process safety performance at Enbridge

•	Exceeded EBITDA and DCF per share budget through strong operational, commercial and cost management performance

•	Maintained a strong balance sheet and high investment credit rating. Completed largest equity issuance in Canadian history; significant portion of funding in place for $19 billion U.S. gas utility acquisitions

•	Increased 2024 quarterly dividend by 3%, reflecting the 29th consecutive annual increase

•	Placed $2 billion of secured capital into service

•	Secured $10 billion of attractive, organic projects, which increased secured backlog to $25 billion

•	Announced or executed $23 billion of acquisitions including 3 natural gas utilities in the U.S., natural gas storage in the U.S. and Canada, offshore wind in Europe and multiple solar and RNG assets

•	Executed $3.1 billion divestiture of Enbridge’s interests in Alliance Pipeline and Aux Sable, recycling capital at premium valuations, thereby releasing capital for redeployment

•	Secured a comprehensive 7.5-year Liquids Pipelines tolling settlement with customers

•	Achieved record volumes on Liquids Mainline and at Ingleside export terminal

•	Sanctioned Enbridge Houston Oil Terminal and launched open season on the Flanagan South Pipeline, highlighting the value of Liquids Pipelines’ existing downstream infrastructure and advancing the Company’s U.S. Gulf Coast strategy
•	Finalized TETCO rate settlement, 100% re-contracting on TETCO, Algonquin and M&NP systems

•	Line 5 operation remained undisrupted in the face of opposition in certain states

•	Engaged in significant customer engagement across business lines

•	Engaged in significant shareholder outreach and realized top-rated investor relations program results

•	Engaged in significant public policy advocacy with Canadian and U.S. governments to enhance the Company’s reputation and brand

•	Achieved planned emissions intensity reduction, on track with 2030 emissions intensity reduction target

•	Achieved industry leading sustainability ratings

•	Implemented senior management rotations to develop bench strength and succession planning

•	Seamless succession enabled appointments to address retirements of executive management

President & CEO compensation

Greg Ebel was appointed our President & CEO effective January 1, 2023, and is primarily responsible for executing our long-term business strategy. In 2023, Mr. Ebel was instrumental in building on Enbridge’s legacy as a diversified energy delivery company and positioning Enbridge to be the first-choice energy provider in North America. Under his leadership, the Company continued to deliver on its strategic priorities of expanding and modernizing our conventional business to ensure reliability, lowering our emissions, and increasing investments in lower-carbon opportunities.

Enbridge recently announced a 3% increase in dividends for shareholders effective March 1, 2024—our 29th consecutive annual dividend increase—demonstrating that dividend increases remain an important part of our shareholder value proposition. In 2023, Mr. Ebel played a key role in securing attractive, organic projects and highly strategic acquisitions, including the acquisition of the largest and only underground natural gas storage facility in B.C. and three U.S. based utilities, creating the largest (by volume) North American natural gas utility franchise.

In setting Mr. Ebel’s compensation for 2023, the HRC Committee considered the salary levels and incentive opportunities of our former President & CEO and the CEOs of our North American peers. Consistent with our pay-for-performance philosophy and in alignment with shareholder interests, his incentive pay is based on how the Company performs relative to those peers, and against the Company’s financial and strategic objectives. For 2023, the HRC Committee approved a base salary, STIP and LTIP opportunities that closely aligned with the median of our peers and that of our former President & CEO.

In 2023, the HRC Committee also considered that our President & CEO was critical in ensuring a smooth leadership transition so Enbridge could continue to connect millions of people to the energy they rely on through our natural gas, oil and renewable power networks, while maintaining our commitment to achieving net zero GHG emissions from our operations.

Aligning President & CEO compensation to shareholder value

Enbridge’s compensation programs are designed to deliver value to Enbridge shareholders not only in the near-term, but also through long-term achievement of our strategic priorities.

The chart below shows the value of a $100 investment made in Enbridge common shares at the end of each of the last three years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for the role of President & CEO. The President & CEO’s total direct compensation shown in the chart below is the total direct compensation reported in the summary compensation table for Mr. Ebel for the year ended 2023 and the total direct compensation reported in the previously disclosed summary compensation table for the former President & CEO for the years ended 2021 and 2022 (including base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards).

The total return on Enbridge common shares has been positive over the past three years. Total direct compensation paid for the role of President & CEO has also increased over the same period in line with market. The HRC Committee reviewed the relationship of President & CEO pay to TSR over the past three years and determined they were appropriately aligned. Additional details on executive compensation and shareholder return can be found on page 52.

Patrick R. Murray

—

Executive Vice President & Chief Financial Officer

Effective July 1, 2023, Mr. Murray was appointed Executive Vice President & Chief Financial Officer and is responsible for all corporate financial affairs of the Company including financial planning and reporting, tax, treasury and financial risk management.

In 2023, Mr. Murray provided strategic and executive oversight in the following areas:

•	Stewarded the Company’s financial performance to achieve greater than budgeted results

•	Raised approximately $20 billion of long-term debt, hybrid and equity financing on attractive terms in support of the Company’s growth and acquisition program

•	Stewarded the $19 billion acquisition of three U.S. gas utilities from Dominion Energy Inc. of which 85% of the aggregate purchase price has been successfully prefunded

•	Maintained a strong balance sheet and high investment credit rating

•	Further reduced the Company’s risk profile and de-risked the financing plan through the announced sale of Alliance Pipeline and Aux Sable joint venture interests for $3.1 billion

•	Supported key transactions to advance Enbridge’s long- term growth strategy, including acquiring Morrow Renewables and an interest in the Fox Squirrel solar farm

•	Developed the 2024 budget, financing plan, and three- year outlook
•	Engaged in significant shareholder outreach and maintained a top-rated investor relations program

•	Continued strong employee engagement scores in the Finance teams

•	Implemented senior management rotations to develop bench strength and succession planning

•	Successfully enabled a seamless transition to role of Executive Vice President & Chief Financial Officer

Colin K. Gruending

—

Executive Vice President & President, Liquids Pipelines Mr. Gruending is responsible for Enbridge’s crude oil and liquids pipelines business across North America.

In 2023, Mr. Gruending provided strategic and executive oversight in the following areas:

•	Exceeded safety targets for reductions in employee and contractor injuries and motor vehicle incidents

•	Significantly exceeded reliability and environmental performance targets with strong risk management practices

•	Significantly exceeded EBITDA budget, delivering $9.5 billion through strong operational performance and system wide throughput optimization with record throughput on multiple systems

•	Successfully reached favourable 7.5-year Mainline tolling settlement with customers through 2028 and filed application with CER

•	Successfully defended Line 5 in continued reliable service for customers and society in the face of opposition in certain states

•	Executed robust system integrity management program on time and budget

•	Further contracted Flanagan South Pipeline to full capacity, further strengthening the mainline path to markets in Cushing and the U.S. Gulf Coast

•	Executed a successful open season on Southern Lights Pipeline extending the contractual cashflows for diluent import into Canada through 2030

•	Acquired and integrated Gray Oak Pipeline, and executed various growth projects on it and Enbridge Ingleside Energy Centre to enhance competitiveness of our Permian franchise
•	Acquired and divested certain smaller pipelines and facilities to high-grade the LP business

•	Further advanced a portfolio of lower-carbon hub investments towards a final investment decision in Canada and the U.S.

•	Exceeded sustainability performance goals including reduction of GHG emissions intensity targets

•	Strengthened relationships with neighboring communities including Indigenous communities

Cynthia L. Hansen

—

Executive Vice President & President, Gas Transmission & Midstream Ms. Hansen is responsible for Enbridge’s natural gas transmission and midstream business across North America.

In 2023, Ms. Hansen provided strategic and executive oversight in the following areas:

•	Significantly exceeded safety targets for employee and contractor injuries and process safety incidents

•	Exceeded EBITDA and DCF budgets through strong operational performance

•	Reached favourable settlement on Canadian portion of the Maritimes & North East system

•	Delivered system reliability with completion of 100% of critical system preventative maintenance, hurricane and winterization work

•	Advanced Texas Eastern modernization with one new lower emission/higher reliability unit coming online and obtained approval for third phase

•	Achieved 100% revenue contract renewal rate on our major pipelines

•	Placed $330 million of capital into service and advanced over $9.7 billion of capital opportunities including Texas Eastern Venice Extension, Texas Eastern Modernization, T-North Expansion, Rio Bravo Pipeline, Woodfibre LNG, T-South Expansion, Appalachia to Market III and Sparta

•	Completed Tres Palacios natural gas storage acquisition for US$335 million and acquired Aitken Creek storage assets for $400 million

•	Executed agreement to acquire equity stake in Divert Inc. to develop up to US$1 billion in food waste RNG and acquired Morrow Renewables with a portfolio of operating landfill to RNG facilities for US$1.2 billion, expanding our RNG portfolio
•	Exceeded sustainability performance goals including reduction of GHG emissions intensity targets

•	Advanced lower-carbon solutions both directly and with customers, including investments and pilot projects in RNG, hydrogen, CCUS and other technology innovations

Matthew A. Akman

—

Executive Vice President, Corporate Strategy & President, Power

Effective March 1, 2023, Mr. Akman was appointed Executive Vice President, Corporate Strategy & President, Power, and is responsible for the corporate strategic planning process, new energy technologies and all renewable power operations and development, globally.

In 2023, Mr. Akman provided executive oversight in the following areas:

•	Stewarded the enterprise-wide Board strategic planning process, reinforcing and extending the Company’s low-risk visible growth plans and energy transition leadership

•	Led the Renewable Power business to exceed $500 million budget target

•	Achieved a record zero recordable safety incidents across the entire portfolio of North American Enbridge operated wind and solar installations, while taking over operations of two additional wind farms from third party operators

•	Secured the rights to build the 1GW Normandy, France offshore wind farm, including a long-term lease and 20-year offtake contract

•	Led the acquisition of approximately $2 billion of North American onshore and European offshore renewable power assets expected to significantly accretive to DCF per share in 2024 and beyond

•	Successfully completed the integration of Tri-Global Energy and achieved targeted full first year EBITDA

•	Advanced development and finalized transmission interconnection agreements for approximately 2GW of North American onshore solar and wind farms, including acquired interest in the Fox Squirrel solar farm in partnership with EDF Renewables and increased interest in German offshore wind farms
•	Advanced construction of three offshore wind projects, Fécamp, Provence Grande Large and Calvados French

•	Successfully brought 3 new solar self-power projects into service on the Liquids Pipelines system

•	Advanced the coordination of New Energy Technology projects across the organization

•	Co-chaired the Enbridge Mental Health and Well-Being Committee

2023 summary compensation table

The table below shows the total amounts that Enbridge and its subsidiaries paid and granted to the NEOs for the years ended December 31, 2023, 2022, and 2021. Amounts represented below for Mr. Ebel and Ms. Hansen that were paid or granted in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3186, US$1 = C$1.3550, and US$1 = C$1.2632 in 2023, 2022, and 2021, respectively.

Name and principal position	Year	Salary[1] ($)	Stock- based awards[2] ($)	Option- based awards[3] ($)	Non- equity incentive plan compen- sation[4] ($)	Pension value[5] ($)	All other compen- sation[6] ($)	Total ($)

Gregory L. Ebel President & Chief Executive Officer	2023	1,780,110	9,256,836	2,314,115	4,418,945	721,000	241,778	18,732,784
	2022	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-

Patrick R. Murray Executive Vice President & Chief Financial Officer	2023	559,284	1,557,749	389,533	911,271	2,632,000	-	6,049,837
	2022	358,965	610,276	152,618	270,000	324,000	30,778	1,746,637
	2021	333,718	570,492	142,272	294,417	233,000	30,856	1,604,755

Colin K. Gruending Executive Vice President & President, Liquids Pipelines	2023	840,145	2,494,351	623,618	1,553,125	1,361,000	-	6,872,239
	2022	720,244	5,173,859	543,448	957,405	855,000	20,775	8,270,731
	2021	657,446	2,100,544	523,661	1,063,171	1,191,000	18,960	5,554,782

Cynthia L. Hansen Executive Vice President & President, Gas Transmission & Midstream	2023	833,507	2,523,448	630,803	1,450,544	1,296,000	26,108	6,760,410
	2022	724,160	6,310,923	561,450	1,129,396	2,091,000	106,898	10,923,827
	2021	530,001	1,521,171	379,392	789,886	743,000	11,666	3,975,116

Matthew A. Akman Executive Vice President, Corporate Strategy & President, Power	2023	500,333	3,248,007	311,892	775,354	375,000	-	5,210,586
	2022	442,378	778,628	194,655	335,854	294,000	38,242	2,083,757
	2021	429,493	756,145	188,506	388,907	245,000	37,139	2,045,190

Vern D. Yu7 Former Executive Vice President & Chief Financial Officer	2023	406,460	2,596,226	649,167	677,324	780,000	-	5,109,177
	2022	753,776	6,262,757	565,678	1,030,995	1,140,000	31,390	9,784,596
	2021	684,361	4,185,976	545,126	1,071,046	1,047,000	28,093	7,561,602

[1]	The amounts disclosed in this column include in-year adjustments to base salary.
[2]

The amounts disclosed in this column include the aggregate grant date fair value of PSUs and RSUs granted in 2023, 2022, and 2021. These amounts are calculated by multiplying the number of PSUs and RSUs by the unit values in the table below:

Annual grants	C$	US$

February 15, 2023	53.06	39.77

February 16, 2022	52.61	41.30

February 18, 2021	42.29	32.88

Additional grants	C$	US$

August 8, 2023[a]	48.08	-

January 23, 2023[b]	54.94	-

September 30, 2022[c]	53.96	40.10

February 18, 2021[d]	44.64	-

[a]	Top-up PSUs and RSUs granted to Mr. Murray upon his promotion to Executive Vice President & CFO in respect of the increase to his new medium-term incentive targets.
[b]	Share-settled RSUs provided to Mr. Akman.
[c]	Share-settled RSUs provided to Mr. Gruending, Ms. Hansen, and Mr. Yu. Mr. Yu’s unvested units were cancelled upon his retirement.
[d]	Share-settled RSUs provided to Mr. Yu; unvested units were cancelled upon his retirement.

[3]

The amounts in this column represent the grant date fair value of stock option awards granted to each of the NEOs, calculated in accordance with FASB ASC Topic 718. The grant date fair value of stock option awards is measured using the Black-Scholes option-pricing model, based on the following assumptions:

	August 2023[a]	February 2023		February 2022		February 2021

Assumptions	C$	C$	US$	C$	US$	C$	US$

Expected option term	6 years	6 years	6 years	6 years	6 years	6 years	6 years

Expected volatility	20.967%	20.860%	23.501%	20.971%	23.589%	24.840%	27.656%

Expected dividend yield	7.351%	6.712%	6.712%	6.516%	6.516%	7.641%	7.641%

Risk free interest rate	3.497%	3.209%	3.910%	1.801%	1.981%	0.735%	0.793%

Exercise price	$48.08	$53.06	$39.77	$52.61	$41.30	$43.81	$34.52

Option value	$4.92	$5.53	$5.23	$4.75	$4.65	$3.84	$3.69

[a]	Top-up stock options granted to Mr. Murray upon his promotion to Executive Vice President & CFO in respect of the increase to his new long-term incentive target.
[4]

The amounts disclosed in this column represent amounts paid under the STIP with respect to the 2023, 2022 and 2021 performance years. There are no long-term non-equity incentive plans within the compensation programs.

[5]	The pension values are equal to the compensatory change shown in the “Summary of defined benefits” table on page 63.
[6]	All Other Compensation for 2023 includes actual amounts not reported in any other column for each NEO.

Executive	Perquisites[a] ($)	Retirement savings plan matching contribution[b] ($)	Total[c] ($)

Gregory L. Ebel	215,670	26,108	241,778

Patrick. R. Murray	-	-	-

Colin K. Gruending	-	-	-

Cynthia L. Hansen	-	26,108	26,108

Matthew A. Akman	-	-	-

[a]

Perquisites may include excess flexible benefit credits, parking, relocation subsidies, executive medical expenses, personal use of the company aircraft, financial counseling benefits, memberships, and other incidental compensation, including perquisite allowance for Senior Vice President roles. For Mr. Ebel, this includes $126,838 associated with his housing accommodations while working in Canada. Perquisites for other NEOs are not reported in this column if the aggregate amount is less than C$50,000 or 10% of the total salary.

[b]	Retirement savings plan matching contributions reflect the Company contributions to the 401(k) plan for Mr. Ebel and Ms. Hansen.
[c]

Total compensation does not include $705,703 paid on behalf of Mr. Ebel pursuant to the Company’s tax equalization program applicable to all eligible employees on work assignments outside their primary residence. The program is in accordance with the Canada/U.S. Tax Treaty to prevent double taxation for employees and will result in a refund to the Company post tax settlement in 2024.

[7]

Mr. Yu retired effective June 30, 2023; his 2023 STIP award, PSU, and RSU grants have been prorated based on active service prior to his retirement effective June 30, 2023. ISOs will continue to vest according to the vesting schedule after his retirement effective June 30, 2023.

Share ownership

It is important for the NEOs to have a meaningful equity stake in Enbridge – owning Enbridge shares is a tangible way to align the interests of executives with those of Enbridge shareholders.

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

The share ownership requirement for 2023 was six times base salary for the President & CEO and three times base salary for the other NEOs.

To enhance and extend our leading governance practices, effective January 1, 2024, the share holding requirements for our executives increased by 33% for CEO to eight times, and CFO and EVPs to four times of base salary.

Mr. Ebel, Mr. Gruending, Ms. Hansen, and Mr. Akman have exceeded the current requirements as of December 31, 2023. Mr. Murray had met the previous requirements in his SVP role, and has four years from his promotion date of July 1, 2023 to meet the EVP requirements, as displayed in the following graph:

Target and actual share ownership as of December 31, 2023

Executive compensation tables and other compensation disclosures

Performance graph

Executive compensation and shareholder return

The chart below shows the value of a $100 investment made on January 1, 2019, in both Enbridge common shares, the S&P/TSX Composite Index and Enbridge’s compensation peer group at the end of each of the last five years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for the NEOs reported in the summary compensation table over the same period. For the purpose of the graph, returns are shown in local currency.

Total direct compensation includes base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards. Average total direct compensation is taken by dividing the total direct compensation from the summary compensation table by the number of named executives in any given year. The total direct compensation value for NEOs is 0.72% of our adjusted earnings of $5,743 million for 2023.

The total return on Enbridge common shares has been positive from 2019 to 2023, despite a dip in economic activity and reduced demand for energy in 2020. Average compensation paid to the NEOs has also increased over the same period.

Outstanding option-based and share-based awards

The table below shows the option-based and share-based awards that were outstanding on December 31, 2023. The market value of unvested or unearned awards is calculated based on C$47.70 per share for awards denominated in Canadian dollars and US$36.02 for awards denominated in U.S. dollars, which are the closing prices of our shares on the TSX and NYSE on December 29, 2023. The market value of unvested or unearned awards denominated in U.S. dollars were each converted from U.S. dollars to Canadian dollars using the published WM/Reuters 4 pm London 2023 year-end exchange rate of US$1 = C$1.3186.

Executive			Option-based awards[1]							Share-based awards
	Plan type		Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)		Option expiry date	Value of in-the-money unexercised options		Number of units that have not vested (#)	Market or payout value of units not vested[2] ($)	Market or value of vested share-based awards not paid out or distributed[3] ($)
								Vested ($)	Unvested ($)

Gregory L. Ebel	ISO		2/15/2023	335,560	US$	39.77	2/15/2033	-	-

	ISO	[4]	2/16/2016	405,408	US$	28.87	2/16/2026	3,822,183	-

	RSU		2/15/2023							47,526	2,257,316

	PSU		2/15/2023							142,579	6,771,947

Patrick R. Murray	ISO	[5]	8/8/2023	48,174		48.08	8/8/2033	-	-

	ISO		2/15/2023	27,580		53.06	2/15/2033	-	-

	ISO		2/16/2022	32,130		52.61	2/16/2032	-	-

	ISO		2/18/2021	37,050		43.81	2/18/2031	72,062	72,062

	ISO		2/20/2020	21,880		55.54	2/20/2030	-	-

	ISO		2/21/2019	32,970		48.30	2/21/2029	-	-

	ISO		2/27/2018	28,880		43.02	2/27/2028	135,158	-

	ISO		2/28/2017	35,960		55.84	2/28/2027	-	-

	ISO		3/2/2015	40,750		59.08	3/2/2025	-	-

	ISO		3/13/2014	19,100		48.81	3/13/2024	-	-

	RSU	[5]	8/8/2023							5,122	244,315

	RSU		2/15/2023							3,091	147,437

	RSU		2/16/2022							3,270	155,980

	RSU		2/18/2021							4,070	194,157

	PSU	[5]	8/8/2023							15,365	732,896

	PSU		2/15/2023							9,284	442,825

	PSU		2/16/2022							9,810	467,940

	PSU		2/18/2021							-	-	647,536

Colin K. Gruending	ISO		2/15/2023	112,770		53.06	2/15/2033	-	-

	ISO		2/16/2022	114,410		52.61	2/16/2032	-	-

	ISO		2/18/2021	136,370		43.81	2/18/2031	265,240	265,240

	ISO		2/20/2020	121,740		55.54	2/20/2030	-	-

	ISO		2/21/2019	78,490		48.30	2/21/2029	-	-

	ISO		2/27/2018	45,170		43.02	2/27/2028	211,396	-

	ISO		2/28/2017	48,670		55.84	2/28/2027	-	-

	ISO		2/29/2016	64,600		44.06	3/1/2026	235,144	-

	ISO		3/2/2015	64,780		59.08	3/2/2025	-	-

	ISO		3/13/2014	66,500		48.81	3/13/2024	-	-

	RSU		2/15/2023							12,654	603,618

	RSU	[6]	9/30/2022							60,821	2,901,143

	RSU		2/16/2022							11,648	555,611

	RSU		2/18/2021							15,001	715,557

	PSU		2/15/2023							37,974	1,811,368

	PSU		2/16/2022							34,944	1,666,834

	PSU		2/18/2021							-	-	2,383,471

Executive			Option-based awards[1]							Share-based awards
	Plan type		Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)		Option expiry date	Value of in-the-money unexercised options		Number of units that have not vested (#)	Market or payout value of units not vested[2] ($)	Market or value of vested share-based awards not paid out or distributed[3] ($)
								Vested ($)	Unvested ($)

Cynthia L. Hansen	ISO		2/15/2023	91,470	US$	39.77	2/15/2033	-	-

	ISO		2/16/2022	118,200		52.61	2/16/2032	-	-

	ISO		2/18/2021	98,800		43.81	2/18/2031	192,166	192,166

	ISO		2/20/2020	105,000		55.54	2/20/2030	-	-

	ISO		2/21/2019	125,580		48.30	2/21/2029	-	-

	ISO		2/27/2018	115,380		43.02	2/27/2028	539,978	-

	ISO		2/28/2017	89,190		55.84	2/28/2027	-	-

	ISO		3/2/2015	74,340		59.08	3/2/2025	-	-

	RSU		2/15/2023							12,956	615,353

	RSU	[6]	9/30/2022							81,841	3,887,123

	RSU		2/16/2022							12,031	573,899

	RSU		2/18/2021							10,858	517,944

	PSU		2/15/2023							38,868	1,846,058

	PSU		2/16/2022							36,106	1,722,234

	PSU		2/18/2021							-	-	1,726,337

Matthew A. Akman	ISO		2/15/2023	56,400		53.06	2/15/2033	-	-

	ISO		2/16/2022	40,980		52.61	2/16/2032	-	-

	ISO		2/18/2021	36,817		43.81	2/18/2031	47,738	95,480

	ISO		2/20/2020	56,760		55.54	2/20/2030	-	-

	ISO		2/21/2019	19,622		48.30	2/21/2029	-	-

	ISO		2/28/2017	83,730		55.84	2/28/2027	-	-

	RSU		2/15/2023							6,333	302,066

	RSU	[7]	1/23/2023							39,206	1,870,137

	RSU		2/16/2022							4,172	199,009

	RSU		2/18/2021							5,399	257,532

	PSU		2/15/2023							18,998	906,198

	PSU		2/16/2022							12,516	597,027

	PSU		2/18/2021							-	-	858,050

Vern D. Yu	ISO		2/15/2023	117,390		53.06	6/30/2028	-	-

	ISO		2/16/2022	119,090		52.61	6/30/2028	-	-

	ISO		2/18/2021	141,960		43.81	6/30/2028	276,112	276,112

	ISO		2/20/2020	132,010		55.54	6/30/2028	-	-

	ISO		2/21/2019	191,860		48.30	6/30/2026	-	-

	ISO		2/27/2018	115,380		43.02	6/30/2026	539,978	-

	ISO		2/28/2017	93,300		55.84	6/30/2026	-	-

	ISO		2/29/2016	96,750		44.06	3/1/2026	352,170	-

	ISO		3/2/2015	82,340		59.08	3/2/2025	-	-

	ISO		3/13/2014	83,350		48.81	3/13/2024	-	-

	RSU		2/15/2023							1,622	77,388

	RSU		2/16/2022							5,519	263,251

	RSU		2/18/2021							12,285	585,974

	PSU		2/15/2023							6,497	309,919

	PSU		2/16/2022							18,105	863,610

	PSU		2/18/2021							-	-	2,063,495

[1]	Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date.

[2]	A performance multiplier of 1.0x has been used (PSUs only), based on achieving the target performance level as defined in the plan.
[3]	Reflects the payout value of the 2021 PSU grant, which vested on December 31, 2023, but will not be paid until March 2024. A performance multiplier of 1.10x is used.
[4]	Reflects Mr. Ebel’s outstanding stock options that were granted while Mr. Ebel served as Chairman, President & CEO of Spectra Energy.
[5]	Reflects additional top-up LTI grants upon Mr. Murray’s promotion to Executive Vice President & CFO in respect of the increase to his new medium- and long-term incentive targets.
[6]	Reflects retention RSU grants to Mr. Gruending and Ms. Hansen that remain outstanding, 100% of which vest on the second anniversary of the grant date.
[7]	Reflects retention RSU grant to Mr. Akman that remain outstanding, 100% of which vests on the third anniversary of the grant date.

Value vested or earned in 2023

Executive	Value vested during the year			Value earned during the year
	Option-based awards[1,2] ($)	Share-based awards[1,3] ($)		Non-equity incentive plan[1,4] ($)

Gregory L. Ebel	-	-		4,418,945

Patrick. R. Murray	106,965	647,536		911,271

Colin K. Gruending	358,800	2,383,471		1,553,125

Cynthia L. Hansen	316,668	1,726,337		1,450,544

Matthew A. Akman	169,967	858,050		775,354

Vern D. Yu	463,013	2,615,280	[5]	677,324

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3186 in 2023.
[2]	The values of the option-based awards listed above are based on the following:

Grant date	Grant price	2023 vesting date	Closing price on 2023 vesting date or last trading day prior to vest date

2/21/2019	$48.30	2/21/2023	$51.55

2/21/2019	US$36.71	2/21/2023	US$38.08

2/20/2020	$55.54	2/20/2023	$52.38

2/20/2020	US$41.97	2/20/2023	US$38.90

2/18/2021	$43.81	2/18/2023	$52.38

2/18/2021	US$34.52	2/18/2023	US$38.90

2/16/2022	$52.61	2/16/2023	$52.71

2/16/2022	US$41.30	2/16/2023	US$39.16

[3]	Includes the 2021 PSUs that vested on December 31, 2023. A performance multiplier of 1.10x has been used.
[4]	Based on corporate, business unit and individual performance for the 2023 performance year.
[5]

Mr. Yu received a retention award in 2021 consisting of 44,803 cash settled RSU’s, 20% of which vested on each of the first and second anniversaries of the grant date and 60% of which was to vest on the third anniversary of the grant date. Payouts are determined by using the volume weighted average trading price of Enbridge shares on the TSX for the last 20 trading days immediately preceding the end of each vesting period. In accordance with the vesting schedule, 20% of the award (8,960 units) vested February 18, 2023, with a final share price of $53.63 and resulted in the final payout to Mr. Yu of $551,785. The remaining unvested retention RSUs were forfeited upon Mr. Yu’s retirement.

Termination of employment and change-in-control arrangements

Employment agreements

Enbridge has employment agreements with Messrs. Ebel, Murray, and Gruending, and Ms. Hansen. The terms in the employment agreements are competitive and part of a comprehensive compensation package that assists in recruiting and retaining top executive talent.

The agreements generally provide payments for executives in the case of involuntary termination for any reason (other than for cause) or voluntary termination within 150 days after constructive dismissal, as defined in each agreement, and do not provide for any “single-trigger” severance payments upon a change in control of the Company. As a condition to receiving payments under the employment agreements upon a qualifying termination of employment, the executive must execute a general release of claims in favour of Enbridge and comply with the following restrictive covenants:

Confidentiality provision	Non-competition/solicitation	No recruitment

2 years after departure	1 year after departure	2 years after departure

Enbridge has not entered into an employee agreement with Mr. Akman. His termination provisions are aligned with his original signed offer letter upon his hire.

Termination of employment scenarios

Compensation that would be paid to Messrs. Ebel, Murray, Gruending and Ms. Hansen pursuant to the terms of their existing employment agreements under various termination scenarios, including change in control (“CIC”), is described below.

Compensation component	Resignation	Retirement	Termination not for cause or constructive dismissal	Termination following CIC

	Voluntary		Involuntary

Base salary	None	None	Two times the current salary is paid in a lump sum

Short-term incentive	Payable in full if executive has worked the entire calendar year and remains actively employed on the payment date. Otherwise, none	Current year’s incentive prorated to retirement date

Two times the average short-term incentive award over the past two years is paid out in a lump sum plus

the current year’s short-term incentive, prorated based on active service during the year of termination based on target performance

Medium- and long- term incentives	• PSUs and RSUs forfeited • Vested stock options must be exercised within 30 days of resignation or by the end of the original term (if sooner) • Unvested stock options are cancelled

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

•  All stock options vest and remain exercisable for 30 days following termination (or option expiry, if sooner)

Pension	No longer earns service credits		Additional two years of pension credit are added to the final pension calculation

Benefits	None	Post-retirement benefits begin	Two times the value of future benefits paid out in a lump sum

Mr. Akman’s resignation and retirement treatment for base salary, short-term incentives, medium- and long-term incentives, and benefits is consistent with all other NEOs as described in the table above. The value of pension accrual during the notice period will be paid as a lump sum outside of the pension plan. In the case of involuntary termination not for cause, payments for base salary, short-term incentives, medium- and long-term incentives, benefits and pension accrual will be calculated in respect of the applicable notice period as fifty-two weeks plus three weeks per completed year of service, up to a maximum of one-hundred and four weeks. In the case of involuntary termination upon a CIC, payments for base salary, short-term incentives, benefits and pension accrual will also be calculated in respect of the applicable notice period as fifty-two weeks plus three weeks per completed year of service, up to a maximum of one-hundred and four weeks. In the case of involuntary termination upon a CIC, medium- and long-term incentives treatment is consistent with all other NEOs as described in the table above.

The amounts shown in the table below include the estimated potential payments and benefits that would be payable to each of our NEOs as a result of the specified triggering event, assumed to occur as of December 31, 2023. The actual amounts that would be payable in these circumstances can be determined only at the time of the executive’s separation, would include payments or benefits already earned or vested and may differ from the amounts set forth in the table below. Amounts in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3186 in 2023.

Executive	Triggering event[1]	Base salary[2] ($)	Short- term incentive[3] ($)	Medium- term incentive[4] ($)	Long- term incentive[5] ($)	Pension[6] ($)	Benefits[7] ($)	Total payout ($)

Gregory L. Ebel	CIC	-	-	-	-	-	-	-
	Death	-	-	9,029,262	-	-	68,466	9,097,728
	Retirement	-	-	2,908,142	-	-	68,466	2,976,608
	Voluntary or for cause termination	-	-	-	-	-	68,466	68,466
	Involuntary termination without cause	3,560,220	-	8,934,521	-	1,055,000	160,240	13,709,981
	Involuntary or good reason termination after a CIC	3,560,220	-	9,029,262	-	1,055,000	160,240	13,804,722

Patrick R. Murray	CIC	-	-	-	-	-	-	-
	Death	-	-	2,385,549	72,062	-	28,269	2,485,880
	Voluntary or for cause termination	-	-	-	-	-	28,269	28,269
	Involuntary termination without cause	1,470,000	564,417	2,330,320	72,062	1,064,000	95,779	5,596,578
	Involuntary or good reason termination after a CIC	1,470,000	564,417	2,385,549	72,062	1,064,000	95,779	5,651,807

Colin K. Gruending	CIC	-	-	-	-	-	-	-
	Death	-	-	8,254,133	265,240	-	33,654	8,553,027
	Voluntary or for cause termination	-	-	-	-	-	33,654	33,654
	Involuntary termination without cause	1,750,000	2,020,576	8,228,798	265,240	1,379,000	121,794	13,765,408
	Involuntary or good reason termination after a CIC	1,750,000	2,020,576	8,254,133	265,240	1,379,000	121,794	13,790,743

Cynthia L. Hansen	CIC	-	-	-	-	-	-	-
	Death	-	-	9,162,610	192,166	-	33,208	9,387,984
	Retirement	-	-	5,221,876	192,166	-	33,208	5,447,250
	Voluntary or for cause termination	-	-	-	-	-	33,208	33,208

	Involuntary termination without cause	1,726,839	1,919,282	9,136,783	192,166	2,331,000	111,796	15,417,866

	Involuntary or good reason termination after a CIC	1,726,839	1,919,282	9,162,610	192,166	2,331,000	111,796	15,443,693

Executive	Triggering event[1]	Base salary[2] ($)	Short- term incentive[3] ($)	Medium- term incentive[4] ($)	Long- term incentive[5] ($)	Pension[6] ($)	Benefits[7] ($)	Total payout ($)

Matthew A. Akman[8]	CIC	-	-	-	-	-	-	-
	Death	-	-	4,131,968	95,480	-	21,154	4,248,602
	Retirement	-	-	1,740,219	95,480	-	21,154	1,856,853
	Voluntary or for cause termination	-	-	-	-	-	21,154	21,154
	Involuntary termination without cause	772,115	694,904	3,461,951	95,480	529,000	51,377	5,604,827
	Involuntary or good reason termination after a CIC	772,115	694,904	4,131,968	95,480	529,000	51,377	6,274,844

Vern D. Yu9	Retirement	-	-	2,167,946	385,421	-	33,654	2,587,021

[1]	Mr. Ebel, Ms. Hansen, and Mr. Akman are retirement eligible as of December 31, 2023. Retirement eligibility under Enbridge programs means age 55 or older.
[2]	Reflects a lump sum payment equal to two times the NEO’s base salary in effect as at December 31, 2023.
[3]

Reflects a lump sum payment equal two times the average of the short-term incentive award paid to the NEO in the two years preceding the year in which the termination occurs. In addition, the NEO would receive a short-term incentive payment for the current year reflected in the summary compensation table.

[4]

Represents the value of RSUs and PSUs that would vest and be settled in cash upon the triggering event, based on C$47.70 for awards granted in Canadian dollars and US$36.02 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 29, 2023, and assuming, in the case of PSUs, target performance. For PSUs and RSUs, severance period, as outlined in the executive employment agreement, counts towards active service when prorating for termination without cause.

[5]

Represents the “in-the-money value” of unvested ISOs as of December 31, 2023, that would be paid in cash (as a result of an involuntary termination without cause) or that would become vested (as a result of an involuntary or good reason termination after a CIC or retirement). In-the-money value is calculated as C$47.70 for awards granted in Canadian dollars and US$36.02 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 29, 2023, less the applicable exercise price of the option.

[6]	Reflects the value of two additional years of pension credit for Messrs. Ebel, Murray, Gruending and Ms. Hansen. See footnote 8 regarding Mr. Akman’s pension calculation.
[7]

Reflects a lump sum cash payment in respect of the flex credit allowance, vacation carryover and savings plan matching contributions that would have been paid by Enbridge in respect of the NEO over a period of two years following the NEO’s termination, plus an allowance for financial and career counselling.

[8]

Mr. Akman’s termination provisions are aligned with his original offer letter. In the case of involuntary termination not for cause, payments for base salary, short-term incentives, medium and long-term incentives, benefits and pension accrual will be calculated in respect of the applicable notice period as fifty-two weeks plus three weeks per completed year of service, up to a maximum of one-hundred and four weeks. In the case of involuntary termination upon a CIC, payments for base salary, short-term incentives, benefits and pension accrual will also be calculated in respect of the applicable notice period as fifty-two weeks plus three weeks per completed year of service, up to a maximum of one-hundred and four weeks. Mr. Akman’s severance calculations are based off 73 weeks as of December 31, 2023.

[9]

Amounts shown for Mr. Yu represent the value on his departure date, with payout value of the unvested medium- and long-term incentives based on the closing price of an Enbridge share on the TSX on his retirement date June 30, 2023, of $49.24.

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

Shares reserved for equity compensation as of December 31, 2023

	A	B		C

Plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column A) (#)

2019 LTIP[1]	20,684,362	50.71	[4,5]	26,153,993	[6]

Incentive Stock Option Plan[2]	10,439,362	51.35	[4]	-

Spectra 2007 LTIP[3]	613,605	38.07	[4]	-

[1]	Includes options and share-settled RSUs outstanding under the 2019 LTIP.
[2]	Includes options outstanding under the Incentive Stock Option Plan.
[3]

Awards granted under the Spectra 2007 LTIP were assumed by Enbridge at the closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.

[4]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3186 in 2023.
[5]

This weighted-average exercise price relates only to options granted under the 2019 LTIP. All other awards granted under the 2019 LTIP are deliverable without the payment of any consideration, and therefore these awards have not been considered in calculating the weighted average exercise price.

[6]	Represents 1.2304% of total issued and outstanding Enbridge shares as of December 31, 2023.

Awards granted and outstanding as of December 31, 2023

Awards outstanding	Number outstanding	Percentage of total issued and outstanding Enbridge shares

2019 LTIP[1]	20,684,362	0.9731%

Incentive Stock Option Plan	10,439,362	0.4911%

Spectra 2007 LTIP – stock options[2]	613,605	0.0289%

[1]	Includes options and share-settled RSUs outstanding under the 2019 LTIP.
[2]	Awards granted under the Spectra 2007 LTIP as described in the “Assumed equity-based compensation awards from Spectra Energy” section.

Plan restrictions – 2019 LTIP

Enbridge shares reserved for issue under the 2019 LTIP

49,700,000 in total, or 2.45% of Enbridge’s total issued and outstanding Enbridge shares as of December 31, 2023.

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
is granted.

Minimum vesting

All awards shall be subject to a minimum vesting schedule of at least twelve months following the date of grant of the award, provided that vesting may accelerate in connection with death, retirement, a CIC or other termination of service.

Notwithstanding the foregoing, up to 5% of the Enbridge shares available for grant under the 2019 LTIP may be granted with a minimum vesting schedule that is shorter than twelve months.

Annual burn rate

Stock options outstanding	2023	2022	2021

2019 LTIP	0.2223%	0.2071%	0.2232%

Incentive Stock Option Plan[1]	-	-	-

Spectra 2007 LTIP – stock options[2]	-	-	-

[1]	No grants have been made under this plan since 2018.
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

Pension benefits are paid from the following tax-qualified and supplemental pension plans which comprise the SMPP:

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

Executive	Credited service (years)	Annual benefits payable		Accrued obligation at January 1, 2023 ($)	Compensatory change[1] ($)	Non- compensatory change[2] ($)	Accrued obligation at December 31, 2023 ($)
		At year end ($)	At age 65 ($)
				A	B	C	A+B+C

Gregory L. Ebel[3,4]	1.00	36,000	389,000	0	721,000	36,000	757,000

Patrick R. Murray	17.00	176,000	709,000	1,773,000	2,632,000	778,000	5,183,000

Colin K. Gruending[6]	20.25	491,000	812,000	5,599,000	1,361,000	1,031,000	7,991,000

Cynthia L. Hansen[4,5,6]	18.42	418,000	639,000	5,684,000	1,296,000	945,000	7,925,000

Matthew A. Akman	7.98	101,000	257,000	1,130,000	375,000	302,000	1,807,000

Vern D. Yu5,6,7	22.25	488,000	488,000	7,633,000	780,000	1,411,000	9,824,000

[1]	The components of compensatory change are current service cost and the difference between actual and estimated pensionable earnings.
[2]	The non-compensatory change includes interest on the accrued obligation at the start of the year, changes in actuarial assumptions and other experience gains and losses not related to compensation.
[3]

Mr. Ebel accrued a deferred vested pension benefit, and is also in receipt of a pension, from various legacy pension plans in respect of service while employed by Spectra Energy prior to February 27, 2017. These entitlements were assumed by Enbridge on closing of the Merger Transaction but are not linked to, or impacted by, his employment with Enbridge Inc., so are not included in the above table. As at December 31, 2023, the accrued obligation in respect of these legacy entitlements is C$5,551,000 and the accrued annual benefits payable at year end is C$346,000.

[4]

U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3186 in 2023. The impact of changes to exchange rates on Mr. Ebel and Ms. Hansen’s accrued obligation are reflected in the non-compensatory change.

[5]	Ms. Hansen’s and Mr. Yu’s SMPP retirement benefits are indexed for inflation.
[6]

In 2020, Ms. Hansen, Mr. Gruending, and Mr. Yu were granted a temporary hold-harmless against a reduction to their SMPP pension resulting from the significant reductions in base salary should they retire within five years of the reduction. These temporary base salary reductions were related to the impacts of COVID-19, reduced energy demand and reduced commodity prices, and were not intended to have a permanent impact on the SMPP lifetime pensions. NEO base salaries were reinstated in 2021.

[7]	Mr. Yu’s annual benefits payable and accrued obligation at year end reflects his retirement in 2023.

Defined contribution plan

The defined contribution pension plan is a non-contributory pension plan. The level of contribution varies, depending on age and years of service. None of the NEOs are currently participating in the defined contribution pension plan.

Mr. Murray, Mr. Gruending, Ms. Hansen, and Mr. Yu participated in the defined contribution plan for ten years, four years, six years, and five years respectively, prior to joining the SMPP. The values shown below reflect market value of assets of the defined contribution plan.

Executive	Accumulated value at January 1, 2023 ($)	Compensatory change[1] ($)	Accumulated value at December 31, 2023 ($)

Patrick R. Murray	101,920	-	114,522

Colin K. Gruending	98,642	-	109,198

Cynthia L. Hansen	158,616	-	174,473

Vern D. Yu2	95,239	-	-

[1]	The compensatory change is equal to contributions made by the Company during 2023.
[2]	Mr. Yu’s defined contribution plan balance was withdrawn in 2023 as a result of his retirement.

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

Spectra 2007 LTIP

The Assumed Spectra LTIP Awards remain subject to and will continue to be administered by Enbridge pursuant to the terms of Spectra 2007 LTIP. The following summarizes the material provisions of the Spectra 2007 LTIP to the extent applicable to the Assumed Spectra LTIP Awards. The summary is qualified in its entirety by the full text of the amended and restated Spectra 2007 LTIP, which is available on Enbridge’s profile on the SEC’s website at sec.gov.

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

Quantification of equity-based compensation

Set forth below are the number of Enbridge shares issuable under the Spectra 2007 LTIP in connection with the exercise or settlement of the Assumed Spectra Energy Awards outstanding as of December 31, 2023.

Spectra Energy options	Total Enbridge shares issuable under Spectra 2007 LTIP	Percentage of issued and outstanding Enbridge shares

613,605	613,605	0.0289%

Termination provisions of Spectra Energy options

The termination provisions for the Spectra Energy options, are described below.

Reason for termination	Provisions

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

Our Directors’ Compensation Plan is designed with four key objectives in mind:

While our executive compensation program is designed around pay for performance, director compensation is based on annual retainers. This is to meet our compensation objectives and to help ensure our directors are unbiased when making decisions and carrying out their duties while serving on our Board.

The Governance Committee uses a peer group of companies to set the annual retainers for our Board and targets director compensation at or about the 50th percentile. See “Benchmarking to peers” beginning on page 28 for more information about our peer group and how we benchmark executive compensation.

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

Every second year a comprehensive review, including peer analysis and benchmarking to the peer group, is conducted by an external consultant. In 2024 the Governance Committee engaged Mercer (Canada) Limited to complete a high-level review of directors’ compensation. Following this review, and in line with our director compensation philosophy of targeting director compensation at or about the 50th percentile in our peer group, no changes were recommended to directions’ compensation for 2024.

All non-employee director compensation in 2023 was paid under the Directors’ Compensation Plan. We do not compensate non-employee directors under our 2019 Long Term Incentive Plan for employees. All retainers are payable in U.S. dollars regardless of director residency.

Director share ownership requirements

We expect directors to own Enbridge shares so that they have an ongoing stake in the Company and are aligned with the interests of shareholders. Within five years of becoming a director, each director is required to hold at least US$900,000 in Enbridge shares and/or DSUs, being three times the annual Board retainer of US$300,000. See “Change in director equity ownership” on page 71 for more information.

If a decrease in the market value of Enbridge shares results in a director no longer meeting the share ownership requirements, we expect the director to purchase additional Enbridge shares in order to satisfy the minimum threshold.

DSUs are paid out when a director retires from the Board. They are settled in cash, based on the weighted average of the trading price of common shares on the TSX for the last five trading days before the date that is three trading days before the payment date, multiplied by the number of DSUs the director holds. Directors may not engage in equity monetization transactions or hedges involving securities of Enbridge (see “Prohibitions on hedging” on page 25).

About DSUs

A deferred share unit (“DSU”) is a notional share that has the same value as one Enbridge common share. Its value fluctuates with variations in the market price of Enbridge shares. DSUs do not have voting rights but they accrue dividends as additional DSUs, at the same rate as dividends paid on our common shares.

Director compensation components

Our Directors’ Compensation Plan has four components:

•	an annual retainer;

•	an annual retainer if they serve as the Chair of the Board or chair of a Board committee;

•	a fee for travelling to Board and Board committee meetings (where applicable); and

•	reimbursement for reasonable travel and other out-of-pocket expenses relating to their duties as a director.

We do not have meeting attendance fees.

Our Directors’ Compensation Plan has been in effect since 2004 and was revised most recently in 2023. The table below shows the fee schedule for directors in 2023.

2023 directors’ compensation plan retainers

Compensation component	Annual amount (US$)

Board retainer	300,000

Additional retainers

Chair of the Board retainer	265,000

Board committee chair retainer

• Audit, Finance and Risk	25,000

• Human Resources and Compensation	20,000

• Governance	20,000

• Sustainability	15,000

• Safety and Reliability	15,000

Travel fee (where applicable)	1,500

Directors are paid quarterly. Mr. Ebel does not receive any director compensation because he is compensated in his role as our President & CEO. We have not granted stock options to directors since 2002. Directors can receive their retainer in a combination of cash, Enbridge shares and DSUs, but they must receive a minimum amount in DSUs, described below. Travel fees are paid in cash.

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

The table below shows the compensation components in which each director’s annual retainer for the year ended December 31, 2023 was delivered.

Director	Cash (%)	Enbridge shares (%)	DSUs (%)

Mayank M. Ashar			100

Gaurdie E. Banister		65	35

Pamela L. Carter	40	25	35

Susan M. Cunningham	50		50

Gregory L. Ebel[1]	-		-

Jason B. Few	50		50

Teresa S. Madden	50		50

Manjit Minhas	50	50

Stephen S. Poloz	30		70

S. Jane Rowe		50	50

Dan C. Tutcher			100

Steve W. Williams			100

[1]	Mr. Ebel did not receive any compensation as a director of Enbridge because he is our President & CEO.

2023 Director compensation table

The table below provides information concerning the compensation of each non-employee director who served at any time in 2023.

		Share based awards[2]				All other compensation			Total

	Fees earned[1] (cash)	Enbridge Shares[3]		DSUs[3]		Other fees[4]	Dividends on DSUs[5]

Director	($)	(#)	($)	(#)	($)	($)	(#)	($)	($)

Mayank M. Ashar				8,403	408,960	4,088	234	11,038	424,087

Gaurdie E. Banister	13,377	5,452	265,824	2,941	143,136	4,073	81	3,863	430,273

Pamela L. Carter	344,208	3,207	156,427	5,539	269,573	8,179	154	7,276	785,663

Susan M. Cunningham	214,704			4,411	214,704	6,142	122	5,795	441,345

Jason B. Few	204,480			4,201	204,480	8,179	98	4,627	421,766

Teresa S. Madden	221,520			4,551	221,520	8,179	126	5,979	457,198

Manjit Minhas	15,672	336	15,672						31,343

Stephen S. Poloz	130,867			6,274	305,357	6,142	174	8,242	450,608

S. Jane Rowe		4,194	204,480	4,202	204,480	8,179	117	5,519	422,658

Dan C. Tutcher				8,605	419,187	4,120	243	11,494	434,801

Steve W. Williams				8,963	436,224	4,088	210	9,871	450,183

Gregory L. Ebel[6]

[1]

The cash portion of the retainers paid to the directors. Directors are paid quarterly in US$. The values presented in this table are in C$ and reflect U.S./Canadian exchange rates from the Bank of Canada of 1.3790 as at March 9, 2023, 1.3483 as at June 1, 2023, 1.3674 as at September 7, 2023, and 1.3582 as at November 30, 2023.

[2]	The portion of the retainer received as DSUs and Enbridge shares.
[3]

The value of the Enbridge shares and DSUs paid quarterly is based on the weighted average of the trading price of Enbridge shares on the TSX for the five trading days prior to the date that is two weeks prior to the applicable payment date. The weighted average Enbridge share prices were $51.58, $49.69, $47.32 and $46.39 for the first, second, third and fourth quarters, respectively, of 2023.

[4]	For all of our non-employee directors, includes a per meeting US$1,500 travel fee.
[5]	Includes dividend equivalents granted in 2023 on DSUs granted in 2023 based on the 2023 quarterly dividend rate of $0.89. Dividend equivalents vest at the time of grant.
[6]	Mr. Ebel does not receive any compensation as a director of Enbridge because he is our President & CEO. For Mr. Ebel’s compensation as President & CEO, see the summary compensation table on page 49.

Change in director equity ownership

The table below shows the change in each director’s equity ownership from March 2, 2023 to March 5, 2024, the dates of the 2023 and 2024 management information circulars, respectively.

Director	Enbridge shares (#)	DSUs (#)	Total Enbridge shares + DSUs (#)	Market (at risk) value of equity holdings (C$)[1,2]

Mayank M. Ashar

2024	64,000	19,844	83,844	3,964,983

2023	64,000	10,248	74,248	3,902,475

Change	–	9,596	9,596	62,508

Gaurdie E. Banister

2024	24,245	11,822	36,067	1,705,608

2023	16,449	8,113	24,562	1,290,979

Change	7,796	3,709	11,505	414,630

Pamela L. Carter

2024	53,658	26,161	79,819	3,774,641

2023	48,097	18,896	66,993	3,521,152

Change	5,561	7,265	12,826	253,488

Susan M. Cunningham

2024	3,502	22,679	26,181	1,238,099

2023	2,581	16,760	19,341	1,106,563

Change	921	5,919	6,840	221,537

Gregory L. Ebel[3]

2024	671,844	55,002	726,846	34,372,547

2023	651,845	51,048	702,893	36,944,056

Change	19,999	3,954	23,953	2,571,509

Jason B. Few[2]

2024	–	6,839	6,839	323,416

2023	–	2,263	2,263	118,943

Change	–	4,576	4,576	204,473

Teresa S. Madden

2024	5,454	23,244	28,698	1,357,128

2023	1,000	17,148	18,148	953,859

Change	4,454	6,096	10,550	403,270

Manjit Minhas[2]

2024	336	–	336	15,889

2023	–	–	–	–

Change	336	–	336	15,889

Stephen S. Poloz[2]

2024	1,736	21,388	23,124	1,093,534

2023	–	13,751	13,751	722,753

Change	1,736	7,637	9,373	370,781

S. Jane Rowe

2024	31,976	8,771	40,747	1,926,926

2023	19,100	4,056	23,156	1,217,079

Change	12,876	4,715	17,591	709,846

Dan C. Tutcher

2024	626,013	196,003	822,016	38,873,137

2023	626,649	173,545	800,194	42,058,197

Change	(636)	22,458	21,822	(3,185,060)

Steve W. Williams

2024	13,682	14,307	27,989	1,323,600

2023	5,000	4,565	9,565	502,736

Change	8,682	9,742	18,424	820,863

Total

2024	1,496,446	406,060	1,902,506	89,969,509

2023	1,434,721	320,393	1,755,114	92,248,792

Change	61,725	85,667	147,392	2,279,283

[1]

Based on the total market value of the Enbridge shares and/or DSUs owned by the director, based on the closing prices of $52.56 on the TSX on March 2, 2023 and $47.29 on March 5, 2024. These amounts have been rounded to the nearest dollar in Canadian dollars.

[2]

Directors must hold at least three times their annual US$300,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.3186, the published WM/Reuters 4 pm London exchange rate for December 29, 2023. All current directors meet or exceed this requirement except Ms. Minhas, who has until November 28, 2028, and Messrs. Few and Poloz, who have until May 4, 2027 and June 4, 2025, respectively, to meet this requirement.

[3]

Mr. Ebel did not receive any compensation as a director of Enbridge; he is compensated for his role as President & CEO. Prior to becoming President & CEO, Mr. Ebel received DSUs as compensation for being a director and continues to receive dividends on those DSUs. Effective January 1, 2024, Mr. Ebel is required to hold Enbridge shares equal to eight times his base salary (see page 51).

Non-GAAP reconciliation

This Amendment No. 1 on Form 10-K/A contains references to non-GAAP and other financial measures, including EBITDA, adjusted EBITDA, DCF and DCF per common share. Management believes the presentation of these metrics gives useful information to investors and shareholders as they provide increased transparency and insight into the performance of the Company.

Our non-GAAP measures described above are not measures that have standardized meaning prescribed by generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are not U.S. GAAP measures. Therefore, these measures may not be comparable with similar measures presented by other issuers. A reconciliation of historical non-GAAP and other financial measures to the most directly comparable GAAP measures is available on the Company’s website. Additional information on non-GAAP and other financial measures may be found in the Company’s earnings news releases or in additional information on the Company’s website (enbridge.com), sedarplus.ca or sec.gov.

EBITDA and Adjusted EBITDA

EBITDA represents earnings before interest, tax, depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for unusual, infrequent or other non-operating factors on both a consolidated and segmented basis. Management uses EBITDA and adjusted EBITDA to set targets and to assess the performance of the Company and its business units.

Distributable cash flow

DCF and DCF per common share are measures used for purposes of Enbridge’s executive compensation programs. The following table presents the reconciliation of cash provided by operating activities to DCF. DCF is defined as cash flow provided by operating activities before changes in operating assets and liabilities (including changes in environmental liabilities) less distributions to noncontrolling interests and redeemable noncontrolling interests, preference share dividends and maintenance capital expenditures, and further adjusted for unusual, non-recurring or non-operating factors. Management also uses DCF to assess the performance of the Company and to set its dividend payout target. DCF for the year ended December 31, 2023 has been converted to DCF per share by taking DCF of $11,267 million and dividing by 2,056 million, the weighted average number of Enbridge shares outstanding as of December 31, 2023. For purposes of the 2023 STIP award determinations as described on page 33, DCF was converted to DCF per share by taking DCF of $11,472 million and dividing by 2,056 million, the weighted average number of Enbridge shares outstanding as of December 31, 2023. For purposes of 2020 PSU payout determinations as described on page 41, DCF was converted to DCF per share by taking DCF of $11,514 million and dividing by 2,056 million, the weighted average number of Enbridge shares outstanding as of December 31, 2023.

	Years ended December 31

(unaudited, millions of Canadian dollars)	2023	2022

Cash provided by operating activities	14,201	11,230

Adjusted for changes in operating assets and liabilities[1]	(2,311)	12

	11,890	11,242

Distributions to noncontrolling interests	(363)	(259)

Preference share dividends	(352)	(338)

Maintenance capital expenditures[2]	(918)	(820)

Significant adjustment items:

Other receipts of cash not recognized in revenue[3]	210	238

Distributions from equity investments in excess of cumulative earnings[4]	639	733

Competitive Toll Settlement realized hedge loss, net of tax	479	-

Litigation settlement gain	(68)	-

	Years ended December 31

(unaudited, millions of Canadian dollars)	2023	2022

Enterprise insurance strategy restructuring expenses	-	100

Other items	(250)	87

DCF	11,267	10,983

Adjusting items in respect of:

For STIP calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of target setting expressed in DCF	205	(28)

Total DCF adjusted for 2023 STIP award determinations	11,472	10,955

DCF	11,267	10,983

Adjusting items in respect of:

For 2021 PSU calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of the grant expressed in DCF	247	53

Total DCF adjusted for 2021 PSU payout determinations	11,514	11,036

[1]	Changes in operating assets and liabilities, net of recoveries.
[2]

Maintenance capital expenditures are expenditures that are required for the ongoing support and maintenance of the existing pipeline system or that are necessary to maintain the service capability of the existing assets (including the replacement of components that are worn, obsolete or completing their useful lives). For the purpose of DCF, maintenance capital excludes expenditures that extend asset useful lives, increase capacities from existing levels or reduce costs to enhance revenues or provide enhancements to the service capability of the existing assets. Maintenance capital also excludes emissions reduction projects and large-scale asset modernization programs that facilitate high operational reliability.

[3]	Consists of cash received net of revenue recognized, for contracts under make-up rights and similar deferred revenue arrangements.
[4]	Presented net of adjusting items.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Shares reserved for equity compensation as of December 31, 2023” for information regarding our equity plan compensation on page 59.

Security ownership of certain beneficial owners and management

Beneficial ownership table

The table below sets forth the number and percentage of outstanding Enbridge shares beneficially owned by each of our directors, director nominees, NEOs and all directors and executive officers as a group, as of the date of the Circular. The number of Enbridge shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, for each person named in the table, the number in the “Number of Enbridge shares acquirable within 60 days” column includes shares covered by stock options that may be exercised and that vest within 60 days after March 5, 2024, as well as shares acquired on settlement of RSUs within 60 days after March 5, 2024. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Enbridge Inc., 200, 425 – 1st Street SW, Calgary, Alberta, T2P 3L8.

Name of beneficial owner	Number of Enbridge shares held		Number of Enbridge shares acquirable within 60 days	Total Enbridge Shares Beneficially Owned	Percent of common shares outstanding

All current executive officers and directors as a group[1]	1,905,848		2,792,764	4,698,612	*

Mayank M. Ashar	64,000		-	64,000	*

Gaurdie E. Banister	24,245		-	24,245	*

Pamela L. Carter[3]	53,658		-	53,658	*

Susan M. Cunningham	3,502		-	3,502	*

Gregory L. Ebel	671,844		489,298	1,161,142	*

Jason B. Few	-		-	-	*

Theresa B.Y. Jang[2]	16,516		-	16,516	*

Teresa S. Madden	5,454		-	5,454	*

Manjit Minhas	336		-	336

Stephen S. Poloz	1,736		-	1,736	*

S. Jane Rowe[3]	31,976		-	31,976	*

Dan C. Tutcher	626,013		-	626,013	*

Steven W. Williams	13,682		-	13,682	*

Patrick R. Murray	10,862		233,388	244,250	*

Colin K. Gruending	88,307		686,524	774,831	*

Cynthia L. Hansen	229,160		672,274	901,434	*

Matthew A. Akman	15,195		222,747	237,942	*

Vern D. Yu	181,229	[4]	997,810	1,179,039	*

[1]	“Current executive officers and directors as a group” does not include Ms. Jang, the new Board candidate, or Mr. Yu who retired effective June 30, 2023.
[2]	Ms. Jang is a new Board candidate and currently does not serve on our Board.
[3]

Mr. Banister, Ms. Carter and Ms. Rowe will be paid a portion of their directors’ compensation in Enbridge shares on March 15, 2024. Under our Directors’ Compensation Plan, the number of Enbridge shares will be calculated by dividing the applicable amount of compensation in Canadian dollars payable in Enbridge shares on the payment date by the weighted average the closing price per Enbridge share on the TSX for the five trading days prior to the date that is two weeks prior to the payment date.

[4]	Mr. Yu retired as an executive officer effective June 30, 2023. Numbers provided for Mr. Yu are current as at his retirement date.
*	Represents less than 1% of the outstanding Enbridge shares.

Principal shareholders

The table below outlines information about the number of Enbridge shares held by persons known by the Company to be the beneficial owners of more than 5% of issued and outstanding shares as of the date of the Circular. This information is based on the most recently available reports filed with the SEC.

Name and address of beneficial owner	Aggregate number of Enbridge shares beneficially owned	Percent of Enbridge shares outstanding

BlackRock, Inc. 50 Hudson Yards New York, NY 10001[1]	112,141,551	5.3%

[1]	The information for this beneficial owner is based on Schedule 13G filing on February 2, 2024, which can be retrieved at sec.gov.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Handling conflicts of interest and related person transactions

If a director or officer has a material interest in a transaction or agreement involving Enbridge, or otherwise identifies a potential personal conflict, they must declare the conflict or potential conflict. A director who has a material interest, conflict or potential conflict must abstain from voting on the matter at any Board meeting where it is being discussed or considered. This approach is consistent with the requirements of the CBCA.

In making director independence determinations, the Board reviews related person transactions, assisted by the completion of annual questionnaires by directors and officers of the Company. For purposes of the foregoing, a “related person transaction” is a transaction in which the Company was or is to be a participant and the amount involved exceeds US$120,000, and in which any related person had or will have a direct or indirect material interest, and a “related person” means (i) a director, nominee director or executive officer of the Company; (ii) an immediate family member of a director, nominee director or executive officer, or (iii) a beneficial holder of greater than five per cent of the Company’s shares or an immediate family member of such holder. In 2023, there were no related person transactions that required approval or disclosure.

Further, as noted in the section above, the SOBC requires that all officers and directors avoid conflicts of interest and disclose any actual or potential conflicts of interest. Any actual or potential conflicts of interest disclosed are reviewed by the Company’s Ethics and Compliance Department to ensure appropriate follow-up and reporting. Any waiver from any part of the SOBC requires the approval of the CEO. For executive officers, senior financial officers and members of the Board, a waiver requires the express approval of the Board. In 2023, neither the CEO nor the Board provided approval of any waivers respecting the SOBC.

Independence

The majority of our directors must be independent, as defined by Canadian securities regulators in NI 52-110, NYSE rules and the rules and regulations of the SEC. Our Governance Guidelines, available on our website (enbridge.com), provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if each director is independent and makes this determination annually or more frequently, as required.

The Board has determined that 11 of our 12 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Mr. Tutcher, who is retiring and not standing for re-election as director at the Meeting, is also independent. Each of the Board’s five standing committees is comprised entirely of independent directors.

The Governance Committee is responsible for ensuring the Board functions independently of management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

External auditor services—fees

The following table sets forth all services rendered by the Company’s auditors, PricewaterhouseCoopers LLP (“PwC”), by category, together with the corresponding fees billed by the auditors for each category of service for the fiscal years ended December 31, 2023 and 2022.

	2023 (C$)	2022 (C$)	Description of fee category

Audit fees	15,860,000	16,018,000	Represents the aggregate fees for audit services.

Audit-related fees	1,283,000	476,000	Represents the aggregate fees for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit fees”. During fiscal years 2023 and 2022, the services provided in this category include due diligence related to prospectus offerings.

Tax fees	1,850,000	1,555,000	Represents the aggregate fees for professional services rendered by the Company’s auditors for tax compliance, tax advice and tax planning.

All other fees	315,000	347,000	Represents the aggregate fees for products and services provided by the Company’s auditors other than those services reported under “Audit fees”, “Audit-related fees” and “Tax fees”. During fiscal years 2023 and 2022, these fees include those related to French translation work.

Total fees	19,308,000	18,396,000

Pre-approval policies and procedures

The Audit, Finance and Risk Committee (“AFRC”) has adopted a policy that requires pre-approval by the AFRC of any services to be provided by the Company’s external auditors, whether those services are audit or non-audit-related. The policy prohibits the Company from engaging the auditors to provide the following non-audit services:

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

The policy further prohibits the hiring of a former partner of the Company’s external auditor who receives pension benefits from the firm, unless such pension benefits are of a fixed amount, not dependent upon firm earnings and fully funded. In all cases, the hiring of any partner or employee or former partner or employee of the independent auditor is subject to joint approval by the lead engagement partner and the Company’s Senior Vice President and Chief Accounting Officer. You can find information about the roles and responsibilities of the AFRC on page 18 of this Amendment No. 1 on Form 10-K/A.

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

ENBRIDGE INC.
(Registrant)

Date: March 12, 2024	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President & Chief Financial Officer
Enbridge Inc.