Form 10-Q
period 2024-09-30
ENBRIDGE INC
filed 2024-11-01
CIK 895728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 2,177,956,195 common shares outstanding as at October 25, 2024.

GLOSSARY

"we", "our", "us" and "Enbridge"	Enbridge Inc.
Aitken Creek	Aitken Creek Gas Storage Facility
AOCI	Accumulated other comprehensive income/(loss)
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
Enbridge Gas Ontario	Enbridge Gas Inc.
EOG	The East Ohio Gas Company
Exchange Act	United States Securities Exchange Act of 1934, as amended
LNG	Liquefied natural gas
MPLX	MPLX LP
NRGreen	NRGreen Power Limited Partnership
OCI	Other comprehensive income/(loss)
OEB	Ontario Energy Board
OPEB	Other postretirement benefits
Pembina	Pembina Pipeline Corporation
Phase 1 Decision	The Ontario Energy Board's Decision and Order on December 21, 2023, on Phase 1 of Enbridge Gas Inc.'s application to establish a 2024 through 2028 Incentive Regulation rate setting framework
PSNC	Public Service Company of North Carolina, Incorporated
Questar	Questar Gas Company
SEP	Spectra Energy Partners, LP
Texas Eastern	Texas Eastern Transmission, LP
the Acquisitions	Enbridge Inc.'s acquisitions of three US gas utilities from Dominion Energy, Inc.
the ATM Program	The at-the-market equity issuance program
the EOG Acquisition	Enbridge Inc.'s acquisition of all of the outstanding shares of capital stock of The East Ohio Gas Company on March 6, 2024
the Partnerships	Spectra Energy Partners, LP and Enbridge Energy Partners, L.P.
the PSNC Acquisition	Enbridge Inc.'s acquisition of all of the membership interests of Fall North Carolina Holdco LLC, which owns 100% of Public Service Company of North Carolina, Incorporated on September 30, 2024
the Questar Acquisition	Enbridge Inc.'s acquisition of all of the membership interests of Fall West Holdco LLC which owns 100% of Questar Gas Company and its related Wexpro companies on May 31, 2024
the Whistler Parent JV	The joint venture formed by Enbridge Inc., WhiteWater/I Squared Capital and MPLX LP on May 29, 2024
Tomorrow RNG	Six Morrow Renewables operating landfill gas-to-renewable natural gas production facilities
US	United States of America
Wexpro	Wexpro Company and its consolidated subsidiaries

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

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as "anticipate", "believe", "estimate", "expect", "forecast", "intend", "likely", "plan", "project", "target" and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; expected supply of, demand for, exports of and prices of crude oil, natural gas, natural gas liquids (NGL), liquefied natural gas (LNG), renewable natural gas (RNG) and renewable energy; energy transition and lower-carbon energy, and our approach thereto; environmental, social and governance goals, practices and performance; industry and market conditions; anticipated utilization of our assets; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission, Gas Distribution and Storage and Renewable Power Generation businesses; the characteristics, anticipated benefits, financing and timing of our acquisitions and other transactions, including the anticipated benefits of the acquisitions of three US gas utilities (Gas Utilities) from Dominion Energy, Inc. (the Acquisitions); expected costs, benefits and in-service dates related to announced projects and projects under construction; expected capital expenditures; investable capacity and capital allocation priorities; expected equity funding requirements for our commercially secured growth program; expected future growth, development and expansion opportunities; expected optimization and efficiency opportunities; expectations about our joint venture partners’ ability to complete and finance projects under construction; our ability to successfully integrate the Gas Utilities; expected closing of acquisitions and dispositions and the timing thereof; expected future actions of regulators and courts, and the timing and impact thereof; toll and rate cases discussions and proceedings and anticipated timeline and impact therefrom, including those relating to the Gas Transmission and Gas Distribution and Storage businesses; operational, industry, regulatory, climate change and other risks associated with our businesses; and our assessment of the potential impact of the various risk factors identified herein.

Although we believe these forward-looking statements are reasonable based on the information available on the date such statements are made and processes used to prepare the information, such statements are not guarantees of future performance and readers are cautioned against placing undue reliance on forward-looking statements. By their nature, these statements involve a variety of assumptions, known and unknown risks and uncertainties and other factors, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Material assumptions include assumptions about the following: the expected supply of, demand for, export of and prices of crude oil, natural gas, NGL, LNG, RNG and renewable energy; anticipated utilization of assets; exchange rates; inflation; interest rates; availability and price of labor and construction materials; the stability of our supply chain; operational reliability; maintenance of support and regulatory approvals for our projects and transactions; anticipated in-service dates; weather; the timing, terms and closing of acquisitions and dispositions; the realization of anticipated benefits of transactions, including the Acquisitions; governmental legislation; litigation; estimated future dividends and impact of our dividend policy on our future cash flows; our credit ratings; capital project funding; hedging program; expected earnings before interest, income taxes and depreciation and amortization (EBITDA); expected earnings/(loss); expected future cash flows; and expected distributable cash flow. Assumptions regarding the expected supply of and demand for crude oil, natural gas, NGL, LNG, RNG and renewable energy, and the prices of these commodities, are material to and underlie all forward-looking statements, as they may impact current and future levels of demand for our services. Similarly, exchange rates, inflation and interest rates impact the economies and business environments in which we operate and may impact levels of demand for our services and cost of inputs, and are therefore inherent in all forward-looking statements. The most relevant assumptions associated with forward-looking statements regarding announced projects and projects under construction, including estimated completion dates and expected capital expenditures, include the following: the availability and price of labor and construction materials; the stability of our supply chain; the effects of inflation and foreign exchange rates on labor and material costs; the effects of interest rates on borrowing costs; and the impact of weather and customer, government, court and regulatory approvals on construction and in-service schedules and cost recovery regimes.

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities; operating performance; legislative and regulatory parameters; litigation; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom (including the anticipated benefits from the Acquisitions); operational dependence on third parties; dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; inflation; interest rates; commodity prices; access to and cost of capital; political decisions; global geopolitical conditions; and the supply of, demand for and prices of commodities and other alternative energy, including but not limited to, those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and US securities regulators. The impact of any one assumption, risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, Enbridge assumes no obligation to publicly update or revise any forward-looking statement made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	8,986	4,652	18,422	14,114
Gas distribution sales	702	516	3,181	3,587
Transportation and other services	5,194	4,676	15,653	14,650
Total operating revenues (Note 3)	14,882	9,844	37,256	32,351
Operating expenses
Commodity costs	8,865	4,648	18,044	13,833
Gas distribution costs	201	183	1,504	2,145
Operating and administrative	2,281	2,055	6,723	6,120
Depreciation and amortization	1,317	1,164	3,783	3,447
Total operating expenses	12,664	8,050	30,054	25,545
Operating income	2,218	1,794	7,202	6,806
Income from equity investments	479	343	1,664	1,338
Gain on disposition of equity investments (Note 6)	—	—	1,091	—
Other income/(expense) (Note 12)	376	(465)	(206)	212
Interest expense	(1,314)	(921)	(3,301)	(2,709)
Earnings before income taxes	1,759	751	6,450	5,647
Income tax expense	(312)	(128)	(1,437)	(1,157)
Earnings	1,447	623	5,013	4,490
Earnings attributable to noncontrolling interests	(56)	(2)	(167)	(117)
Earnings attributable to controlling interests	1,391	621	4,846	4,373
Preference share dividends	(98)	(89)	(286)	(260)
Earnings attributable to common shareholders	1,293	532	4,560	4,113
Earnings per common share attributable to common shareholders (Note 5)	0.59	0.26	2.12	2.02
Diluted earnings per common share attributable to common shareholders (Note 5)	0.59	0.26	2.12	2.02
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(unaudited; millions of Canadian dollars)
Earnings	1,447	623	5,013	4,490
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	(107)	238	21	359
Change in unrealized gain/(loss) on net investment hedges	181	(358)	(357)	42
Other comprehensive income from equity investees	2	7	3	7
Excluded components of fair value hedges	3	2	7	11
Reclassification to earnings of loss on cash flow hedges	9	39	18	58
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(2)	(5)	(11)	(13)
Foreign currency translation adjustments	(858)	1,386	1,527	(131)
Other comprehensive income/(loss), net of tax	(772)	1,309	1,208	333
Comprehensive income	675	1,932	6,221	4,823
Comprehensive income attributable to noncontrolling interests	(46)	(45)	(206)	(143)
Comprehensive income attributable to controlling interests	629	1,887	6,015	4,680
Preference share dividends	(98)	(89)	(286)	(260)
Comprehensive income attributable to common shareholders	531	1,798	5,729	4,420
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning and end of period	6,818	6,818	6,818	6,818
Common shares
Balance at beginning of period	71,698	64,694	69,180	64,760
Shares issued, net of issue costs (Note 8)	—	4,485	2,489	4,485
Shares issued on exercise of stock options	9	1	14	3
Shares issued on vesting of restricted stock units (RSU), net of tax	—	—	24	12
Share repurchases at stated value	—	—	—	(80)
Balance at end of period	71,707	69,180	71,707	69,180
Additional paid-in capital
Balance at beginning of period	272	291	268	275
Stock-based compensation	21	35	74	53
Stock options exercised	(9)	(1)	(14)	(3)
Vested RSUs	2	(20)	(42)	(20)
Purchase of noncontrolling interests	—	(29)	—	(29)
Balance at end of period	286	276	286	276
Deficit
Balance at beginning of period	(15,794)	(13,746)	(17,115)	(15,486)
Earnings attributable to controlling interests	1,391	621	4,846	4,373
Preference share dividends	(98)	(89)	(286)	(260)
Common share dividends declared	(1,994)	(1,795)	(3,940)	(3,591)
Share repurchases in excess of stated value	—	—	—	(45)
Balance at end of period	(16,495)	(15,009)	(16,495)	(15,009)
Accumulated other comprehensive income (Note 9)
Balance at beginning of period	4,234	2,561	2,303	3,520
Other comprehensive income/(loss) attributable to common shareholders, net of tax	(762)	1,266	1,169	307
Balance at end of period	3,472	3,827	3,472	3,827
Total Enbridge Inc. shareholders’ equity	65,788	65,092	65,788	65,092
Noncontrolling interests
Balance at beginning of period	3,025	3,420	3,029	3,511
Earnings attributable to noncontrolling interests	56	2	167	117
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized gain on cash flow hedges	2	11	10	29
Foreign currency translation adjustments	(12)	32	29	(3)
	(10)	43	39	26
Comprehensive income attributable to noncontrolling interests	46	45	206	143
Distributions	(79)	(86)	(246)	(281)
Contributions	2	2	4	10
Purchase of noncontrolling interests	(2)	2	(2)	2
Other	(2)	(1)	(1)	(3)
Balance at end of period	2,990	3,382	2,990	3,382
Total equity	68,778	68,474	68,778	68,474
Dividends paid per common share	0.92	0.89	2.76	2.67
The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2024	2023
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	5,013	4,490
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	3,783	3,447
Deferred income tax expense	743	923
Unrealized derivative fair value loss/(gain), net (Note 10)	809	(270)
Income from equity investments	(1,664)	(1,338)
Distributions from equity investments	1,499	1,539
Gain on disposition of equity investments	(1,091)	—
Other	198	137
Changes in operating assets and liabilities	(352)	1,461
Net cash provided by operating activities	8,938	10,389
Investing activities
Capital expenditures	(4,165)	(3,284)
Long-term, restricted and other investments	(1,851)	(487)
Distributions from equity investments in excess of cumulative earnings	646	865
Additions to intangible assets	(157)	(165)
Acquisitions	(13,065)	(487)
Proceeds from disposition of equity investments	2,724	—
Net change in affiliate loans	2	86
Other	(49)	(31)
Net cash used in investing activities	(15,915)	(3,503)
Financing activities
Net change in short-term borrowings	528	(412)
Net change in commercial paper and credit facility draws	3,276	(9,855)
Debenture and term note issues, net of issue costs	8,614	9,611
Debenture and term note repayments	(5,615)	(2,881)
Contributions from noncontrolling interests	4	10
Distributions to noncontrolling interests	(246)	(281)
Common shares issued, net of issue costs	2,485	4,450
Common shares repurchased	—	(125)
Preference share dividends	(286)	(260)
Common share dividends	(5,885)	(5,390)
Net change in affiliate loans	99	69
Other	(31)	(82)
Net cash provided by/(used in) financing activities	2,943	(5,146)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	151	—
Net change in cash and cash equivalents and restricted cash	(3,883)	1,740
Cash and cash equivalents and restricted cash at beginning of period	5,985	907
Cash and cash equivalents and restricted cash at end of period[1]	2,102	2,647
The accompanying notes are an integral part of these interim consolidated financial statements.

1 As at September 30, 2024, long-term restricted cash of $94 million (2023 - nil) was included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

ENBRIDGE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2024	December 31, 2023
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	1,875	5,901
Restricted cash	133	84
Trade receivables and unbilled revenues	5,559	4,410
Other current assets	2,611	2,440
Accounts receivable from affiliates	109	85
Inventory	1,608	1,479
	11,895	14,399
Property, plant and equipment, net	124,429	104,641
Long-term investments	18,295	16,793
Restricted long-term investments and cash	959	717
Deferred amounts and other assets	10,440	8,041
Intangible assets, net	4,403	3,537
Goodwill	34,858	31,848
Deferred income taxes	494	341
Total assets	205,773	180,317

Liabilities and equity
Current liabilities
Short-term borrowings	928	400
Trade payables and accrued liabilities	6,024	4,308
Other current liabilities	3,869	5,659
Accounts payable to affiliates	20	26
Interest payable	1,156	958
Current portion of long-term debt	7,053	6,084
	19,050	17,435
Long-term debt	87,320	74,715
Other long-term liabilities	12,254	8,653
Deferred income taxes	18,371	15,031
	136,995	115,834
Contingencies (Note 13)
Equity
Share capital
Preference shares	6,818	6,818
Common shares (2,178 and 2,125 outstanding at September 30, 2024 and December 31, 2023, respectively)	71,707	69,180
Additional paid-in capital	286	268
Deficit	(16,495)	(17,115)
Accumulated other comprehensive income (Note 9)	3,472	2,303
Total Enbridge Inc. shareholders’ equity	65,788	61,454
Noncontrolling interests	2,990	3,029
	68,778	64,483
Total liabilities and equity	205,773	180,317
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

Our operations and earnings for interim periods can be affected by seasonal fluctuations within the gas distribution utility businesses, as well as other factors such as supply of and demand for crude oil and natural gas, and may not be indicative of annual results. Our current year earnings are also impacted by the effect of acquisitions and dispositions, if any, occurring during the remaining three months period ending December 31, 2023.

Certain comparative figures in our interim consolidated financial statements have been reclassified to conform to the current year's presentation.

2. CHANGES IN ACCOUNTING POLICIES

FUTURE ACCOUNTING POLICY CHANGES
Segment Reporting
Accounting Standards Update (ASU) 2023-07 was issued in November 2023 to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and to require in interim period financial statements all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The new ASU requires entities to disclose the title and position of the individual or the name of the group or committee identified as the chief operating decision maker (CODM). ASU 2023-07 is effective January 1, 2024, with interim period disclosure requirements effective after January 1, 2025 and should be applied retrospectively to all prior periods presented in the financial statements. We are currently assessing the impact of the new standard on our annual disclosures for the year ending December 31, 2024 and on our interim disclosures beginning in 2025.

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

3. REVENUE

REVENUE FROM CONTRACTS WITH CUSTOMERS
Major Products and Services

Three months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,906	1,264	447	—	—	4,617
Storage and other revenue	65	143	125	—	—	333
Gas distribution revenue	—	—	710	—	—	710
Electricity revenue	—	—	—	36	—	36
Commodity sales	—	37	—	—	—	37
Total revenue from contracts with customers	2,971	1,444	1,282	36	—	5,733
Commodity sales	8,725	10	—	—	214	8,949
Other revenue[1,2]	79	27	(2)	96	—	200
Intersegment revenue	—	5	1	1	(7)	—
Total revenue	11,775	1,486	1,281	133	207	14,882

Three months ended September 30, 2023	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,856	1,294	148	—	—	4,298
Storage and other revenue	65	118	83	—	—	266
Gas distribution revenue	—	—	528	—	—	528
Electricity revenue	—	—	—	79	—	79
Total revenue from contracts with customers	2,921	1,412	759	79	—	5,171
Commodity sales	4,373	—	—	—	279	4,652
Other revenue[1,2]	61	11	(9)	(42)	—	21
Intersegment revenue	—	—	1	3	(4)	—
Total revenue	7,355	1,423	751	40	275	9,844

Nine months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	8,916	3,895	1,267	—	—	14,078
Storage and other revenue	192	416	351	—	—	959
Gas distribution revenue	—	—	3,149	—	—	3,149
Electricity revenue	—	—	—	137	—	137
Commodity sales	—	115	—	—	—	115
Total revenue from contracts with customers	9,108	4,426	4,767	137	—	18,438
Commodity sales	17,494	62	—	—	751	18,307
Other revenue[1,2]	213	46	24	228	—	511
Intersegment revenue	—	16	5	5	(26)	—
Total revenue	26,815	4,550	4,796	370	725	37,256

Nine months ended September 30, 2023	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	8,800	3,968	593	—	—	13,361
Storage and other revenue	191	326	267	—	—	784
Gas distribution revenue	—	—	3,611	—	—	3,611
Electricity revenue	—	—	—	220	—	220
Total revenue from contracts with customers	8,991	4,294	4,471	220	—	17,976
Commodity sales	13,039	—	—	—	1,075	14,114
Other revenue[1,2]	170	29	(50)	112	—	261
Intersegment revenue	—	1	5	2	(8)	—
Total revenue	22,200	4,324	4,426	334	1,067	32,351
1Includes realized and unrealized gains and losses from our hedging program which for the three months ended September 30, 2024 were a net $54 million gain (2023 - $97 million loss) and for the nine months ended September 30, 2024 were a net $15 million gain (2023 - $149 million loss).
2Includes revenues from lease contracts for the three months ended September 30, 2024 and 2023 of $125 million and $107 million, respectively, and for the nine months ended September 30, 2024 and 2023 of $407 million and $387 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at September 30, 2024	2,563	325	2,738
Balance as at December 31, 2023	2,802	400	2,591

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three and nine months ended September 30, 2024 included in contract liabilities at the beginning of the period were $62 million and $295 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three and nine months ended September 30, 2024 were $201 million and $467 million, respectively.

Performance Obligations
There were no material revenues recognized in the three and nine months ended September 30, 2024 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations
Total revenues from performance obligations expected to be fulfilled in future periods is $57.7 billion, of which $2.1 billion and $8.4 billion are expected to be recognized during the remaining three months ending December 31, 2024 and the year ending December 31, 2025, respectively.

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

Mainline Tolling Agreement
On March 4, 2024, the Canada Energy Regulator (CER) approved the negotiated Mainline tolling settlement. The new tolls are finalized and were in effect on an interim basis on July 1, 2023, and the overall agreement is retroactively effective as of July 1, 2021 through to the end of 2028.

Recognition and Measurement of Revenues

Three months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	37	31	—	68
Revenues from products and services transferred over time[1]	2,971	1,407	1,251	36	5,665
Total revenue from contracts with customers	2,971	1,444	1,282	36	5,733

Three months ended September 30, 2023	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	38	—	38
Revenues from products and services transferred over time[1]	2,921	1,412	721	79	5,133
Total revenue from contracts with customers	2,921	1,412	759	79	5,171

Nine months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	115	93	—	208
Revenues from products and services transferred over time[1]	9,108	4,311	4,674	137	18,230
Total revenue from contracts with customers	9,108	4,426	4,767	137	18,438

Nine months ended September 30, 2023	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	—	105	—	105
Revenues from products and services transferred over time[1]	8,991	4,294	4,366	220	17,871
Total revenue from contracts with customers	8,991	4,294	4,471	220	17,976
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

Three months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other[1]	Consolidated
(millions of Canadian dollars)
Operating revenues (Note 3)	11,775	1,486	1,281	133	207	14,882
Commodity and gas distribution costs	(8,624)	(29)	(203)	2	(212)	(9,066)
Operating and administrative	(1,104)	(536)	(579)	(74)	12	(2,281)
Income/(loss) from equity investments	261	182	—	39	(3)	479
Other income (Note 12)	17	43	23	2	291	376
Earnings before interest, income taxes and depreciation and amortization	2,325	1,146	522	102	295	4,390
Depreciation and amortization						(1,317)
Interest expense						(1,314)
Income tax expense						(312)
Earnings						1,447
Capital expenditures[2]	268	609	675	92	8	1,652

Three months ended September 30, 2023	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other[1]	Consolidated
(millions of Canadian dollars)
Operating revenues (Note 3)	7,355	1,423	751	40	275	9,844
Commodity and gas distribution costs	(4,344)	1	(190)	(13)	(285)	(4,831)
Operating and administrative	(1,093)	(578)	(305)	(63)	(16)	(2,055)
Income/(loss) from equity investments	232	94	—	21	(4)	343
Other income/(expense) (Note 12)	14	33	15	45	(572)	(465)
Earnings/(loss) before interest, income taxes and depreciation and amortization	2,164	973	271	30	(602)	2,836
Depreciation and amortization						(1,164)
Interest expense						(921)
Income tax expense						(128)
Earnings						623
Capital expenditures[2]	318	462	415	9	2	1,206

Nine months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other[1]	Consolidated
(millions of Canadian dollars)
Operating revenues (Note 3)	26,815	4,550	4,796	370	725	37,256
Commodity and gas distribution costs	(17,168)	(117)	(1,519)	1	(745)	(19,548)
Operating and administrative	(3,311)	(1,701)	(1,486)	(214)	(11)	(6,723)
Income/(loss) from equity investments	798	611	1	265	(11)	1,664
Gain on disposition of equity investments (Note 6)	—	1,063	—	28	—	1,091
Other income/(expense) (Note 12)	45	100	62	47	(460)	(206)
Earnings/(loss) before interest, income taxes and depreciation and amortization	7,179	4,506	1,854	497	(502)	13,534
Depreciation and amortization						(3,783)
Interest expense						(3,301)
Income tax expense						(1,437)
Earnings						5,013
Capital expenditures[2]	766	1,770	1,412	209	59	4,216

Nine months ended September 30, 2023	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other[1]	Consolidated
(millions of Canadian dollars)
Operating revenues (Note 3)	22,200	4,324	4,426	334	1,067	32,351
Commodity and gas distribution costs	(12,771)	1	(2,173)	(19)	(1,016)	(15,978)
Operating and administrative	(3,320)	(1,715)	(939)	(178)	32	(6,120)
Income/(loss) from equity investments	733	531	1	83	(10)	1,338
Other income/(expense) (Note 12)	102	79	39	75	(83)	212
Earnings/(loss) before interest, income taxes and depreciation and amortization	6,944	3,220	1,354	295	(10)	11,803
Depreciation and amortization						(3,447)
Interest expense						(2,709)
Income tax expense						(1,157)
Earnings						4,490
Capital expenditures[2]	835	1,332	1,025	77	54	3,323
1Includes operating revenues and commodity costs from our natural gas and power marketing subsidiaries for the three months ended September 30, 2024 of $213 million (2023 - $279 million) and $213 million (2023 - $292 million), respectively, and for the nine months ended September 30, 2024 of $750 million (2023 - $1.1 billion) and $757 million (2023 - $1.0 billion), respectively.
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

Weighted average shares outstanding used to calculate basic and diluted earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(number of shares in millions)
Weighted average shares outstanding	2,177	2,048	2,147	2,033
Effect of dilutive options and RSUs	3	1	3	2
Diluted weighted average shares outstanding	2,180	2,049	2,150	2,035

For the three months ended September 30, 2024 and 2023, 15.2 million and 21.6 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $55.56 and $53.69, respectively, were excluded from the diluted earnings per common share calculation.

For the nine months ended September 30, 2024 and 2023, 18.7 million and 18.2 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $54.18 and $54.81, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE
On October 29, 2024, our Board of Directors declared the following quarterly dividends. All dividends are payable on December 1, 2024 to shareholders of record on November 15, 2024.

Dividend per share
Common Shares	$0.91500
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.32513
Preference Shares, Series D	$0.33825
Preference Shares, Series F	$0.34613
Preference Shares, Series G1	$0.43014
Preference Shares, Series H	$0.38200
Preference Shares, Series I2	$0.40589
Preference Shares, Series L	US$0.36612
Preference Shares, Series N	$0.41850
Preference Shares, Series P	$0.36988
Preference Shares, Series R	$0.39463
Preference Shares, Series 1	US$0.41898
Preference Shares, Series 3[3]	$0.33050
Preference Shares, Series 4[4]	$0.42206
Preference Shares, Series 5	US$0.41769
Preference Shares, Series 7	$0.37425
Preference Shares, Series 9	$0.25606
Preference Shares, Series 11	$0.24613
Preference Shares, Series 13	$0.19019
Preference Shares, Series 15	$0.18644
Preference Shares, Series 19	$0.38825
1The quarterly dividend per share paid on Preference Shares, Series G was decreased to $0.43014 from $0.46817 on September 1, 2024 due to reset on a quarterly basis.
2The quarterly dividend per share paid on Preference Shares, Series I was decreased to $0.40589 from $0.44366 on September 1, 2024 due to reset on a quarterly basis.
3The quarterly dividend per share paid on Preference Shares, Series 3 was increased to $0.33050 from $0.23356 on September 1, 2024 due to reset of the annual dividend on September 1, 2024.
4The first quarterly dividend of $0.42206 per share paid on Preference Shares, Series 4 will be paid on December 1, 2024, due to conversion of Preference Shares, Series 3 into Preference Shares, Series 4 on September 1, 2024.

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

Public Service Company of North Carolina, Incorporated
On September 30, 2024, through a wholly-owned US subsidiary, we acquired all of the membership interests of Fall North Carolina Holdco LLC, which owns 100% of Public Service Company of North Carolina, Incorporated (PSNC), for cash consideration of $2.7 billion (US$2.0 billion) (the PSNC Acquisition). PSNC is a public utility primarily engaged in the purchase, sale, transportation and distribution of natural gas to residential, commercial and industrial customers in North Carolina. PSNC operates under rates approved by the North Carolina Utilities Commission.

The following table summarizes the estimated preliminary fair values that were assigned to the net assets of PSNC:

September 30, 2024
(millions of Canadian dollars)
Fair value of net assets acquired:
Current assets (a)	351
Property, plant and equipment (b)	4,113
Long-term assets (c)	203
Current liabilities	292
Long-term debt (d)	1,529
Other long-term liabilities (e)	667
Deferred income tax liabilities	365
Goodwill (f)	868
Purchase price:
Cash	2,682

a) Current assets consist primarily of cash, trade and other accounts receivable, regulatory assets and inventory. The fair value of trade receivables from customers approximates their carrying value of $50 million due to the short period to maturity. A provision for credit and recovery risk associated with accounts receivable has been made through the expected credit loss, which totaled $2 million.

b) PSNC's property, plant and equipment constitutes an integrated system of rate-regulated natural gas transmission, distribution and storage assets. For these rate-regulated assets, fair value was determined using a market participant perspective. Given the regulated nature of, and fixed return on the assets, the fair value of property, plant and equipment acquired is equal to its carrying value.

c) Long-term assets consist primarily of $128 million of regulatory assets expected to be recovered from customers in future periods through rates and equity interests in a liquefied natural gas (LNG) storage facility in North Carolina and in an intrastate natural gas pipeline.

d) The fair value of long-term debt was determined based on the current underlying US Treasury interest rates on instruments of similar yield, credit risk and tenor, as well as an implied credit spread based on current market conditions. We recorded a fair value adjustment to reduce long-term debt by $156 million with no corresponding regulatory offset.

e) Other long-term liabilities consist primarily of regulatory liabilities expected to be refunded to customers in future periods through rates.

f) Goodwill is primarily attributable to the existing assembled assets and workforce of PSNC that cannot be duplicated at the same cost by a new entrant and the enhanced scale and geographic diversity of our regulated natural gas distribution business, which provides a platform for future growth and optimization with existing assets. The goodwill balance recognized has been assigned to our Gas Distribution and Storage segment and is not tax deductible.

Upon completion of the PSNC Acquisition, we began consolidating PSNC.

Our supplemental pro forma consolidated financial information for the three and nine months ended September 30, 2024 and 2023, including the results of operations for PSNC as if the PSNC Acquisition had been completed on January 1, 2023, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(unaudited; millions of Canadian dollars)
Operating revenues	15,010	9,949	37,921	33,038
Earnings attributable to common shareholders[1]	1,276	506	4,655	4,173
1 Includes adjustment for pro forma interest expense on debt financing for the PSNC Acquisition of $12 million and $48 million (after-tax of $9 million and $37 million) for the three and nine months ended September 30, 2023, respectively.

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

Upon completion of the Questar Acquisition, we began consolidating Questar and Wexpro. For the period beginning May 31, 2024 through to September 30, 2024, operating revenues and earnings attributable to common shareholders generated by Questar and Wexpro were immaterial.

Our supplemental pro forma consolidated financial information for the three and nine months ended September 30, 2024 and 2023, including the results of operations for Questar and Wexpro as if the Questar Acquisition had been completed on January 1, 2023, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(unaudited; millions of Canadian dollars)
Operating revenues	14,882	10,040	38,471	33,885
Earnings attributable to common shareholders[1]	1,293	501	4,695	4,153
1 Includes adjustment for pro forma interest expense on debt financing for the Questar Acquisition of $18 million and $70 million (after-tax of $14 million and $52 million) for the three and nine months ended September 30, 2023, respectively.

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

Upon completion of the EOG Acquisition, we began consolidating EOG. For the period beginning March 6, 2024 through to September 30, 2024, EOG generated $751 million of operating revenues and $170 million of earnings attributable to common shareholders.

Our supplemental pro forma consolidated financial information for the three and nine months ended September 30, 2024 and 2023, including the results of operations for EOG as if the EOG Acquisition had been completed on January 1, 2023, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(unaudited; millions of Canadian dollars)
Operating revenues	14,882	10,131	37,568	33,375
Earnings attributable to common shareholders[1]	1,296	625	4,614	4,266
1 Includes adjustment for pro forma interest expense on debt financing for the EOG Acquisition of $26 million and $100 million (after-tax of $20 million and $77 million) for the three and nine months ended September 30, 2023, respectively.

The purchase price allocations for the PSNC Acquisition, Questar Acquisition and EOG Acquisition (together, the Acquisitions) were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair values of the pension, ARO and regulatory balances and their tax bases. Any adjustments to the purchase price allocations will be made as soon as practicable, but no later than one year from the date of each acquisition.

The Acquisitions further diversify, and are complementary to, our existing gas distribution operations.

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

Upon completion of the RNG Facilities Acquisition, we began consolidating Tomorrow RNG. For the period beginning January 2, 2024 through to September 30, 2024, operating revenues and earnings attributable to common shareholders generated by Tomorrow RNG were immaterial. The impact to our supplemental pro forma consolidated operating revenues and earnings attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023, as if the RNG Facilities Acquisition had been completed on January 1, 2023, was also immaterial.

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

DISPOSITION
Disposition of Alliance Pipeline and Aux Sable Interests
On April 1, 2024, we closed the sale of our 50.0% interest in the Alliance Pipeline, our interest in Aux Sable (including a 42.7% interest in Aux Sable Midstream LLC and Aux Sable Liquid Products L.P., and a 50.0% interest in Aux Sable Canada LP) and our interest in NRGreen Power Limited Partnership (NRGreen) to Pembina Pipeline Corporation for $3.1 billion, including $327 million of non-recourse debt, subject to customary closing adjustments. A gain on disposal of $1.1 billion before tax, which is net of $1.0 billion of the goodwill from our Gas Transmission segment allocated to the disposal group, is included in Gain on disposition of equity investments in the Consolidated Statements of Earnings for the nine months ended September 30, 2024. Our equity investments in the Alliance Pipeline and Aux Sable were previously included in our Gas Transmission segment. Our equity investment in NRGreen was previously included in our Renewable Power Generation segment.

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

The contribution of our interest in the Rio Bravo Pipeline project to the Whistler Parent JV in exchange for the equity interests discussed above represents a non-cash transaction in Cash Flows from Investing Activities and does not have an effect on our Consolidated Statements of Cash Flows. This component of the transaction resulted in a reduction of $321 million (US$235 million) to Property, plant and equipment, net and a corresponding increase to Long-term investments in the Consolidated Statements of Financial Position. The cash component of the transaction, as well as subsequent cash payments made for post-closing mandatory capital expenditures, have been reflected as contributions in Cash Flows from Investing Activities.

7. DEBT

CREDIT FACILITIES
The following table provides details of our committed credit facilities as at September 30, 2024:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2025-2049	8,835	3,993	4,842
Enbridge (U.S.) Inc.	2026-2029	10,403	2,518	7,885
Enbridge Pipelines Inc.	2026	2,000	1,095	905
Enbridge Gas Inc.	2026	2,500	930	1,570
Total committed credit facilities		23,738	8,536	15,202
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

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $859 million was unutilized as at September 30, 2024. As at December 31, 2023, we had $1.1 billion of uncommitted demand letter of credit facilities, of which $572 million was unutilized.

In October 2024, we increased our letter of credit facilities by $200 million.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to our commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2025 to 2049.

As at September 30, 2024 and December 31, 2023, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $6.8 billion and $3.8 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

ACQUISITIONS
As a result of the EOG Acquisition, RNG Facilities Acquisition, Questar Acquisition and PSNC Acquisition, our debt increased by US$1.9 billion, US$568 million, US$1.0 billion, and US$1.1 billion, respectively, on each acquisition date. Refer to Note 6 - Acquisitions and Dispositions for further details.

LONG-TERM DEBT ISSUANCES
During the nine months ended September 30, 2024, we completed the following long-term debt issuances totaling US$5.1 billion and $1.8 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	April 2024	5.25%	senior notes due April 2027	US$750
	April 2024	5.30%	senior notes due April 2029	US$750
	April 2024	5.63%	senior notes due April 2034	US$1,200
	April 2024	5.95%	senior notes due April 2054	US$800
	June 2024	7.38%	fixed-to-fixed subordinated notes due March 2055[1]	US$500
	June 2024	7.20%	fixed-to-fixed subordinated notes due June 2054[2]	US$700
	August 2024	4.21%	medium-term notes due February 2030	$600
	August 2024	4.73%	medium-term notes due August 2034	$800
	August 2024	5.32%	medium-term notes due August 2054	$400
Algonquin Gas Transmission, LLC
	July 2024	5.95%	senior notes due July 2034	US$350
1For the initial 5.5 years, the notes carry a fixed interest rate. On March 15, 2030, the interest rate will be reset to equal the Five-Year US Treasury rate plus a margin of 3.12%.
2For the initial 9.75 years, the notes carry a fixed interest rate. On June 27, 2034, the interest rate will be reset to equal the Five-Year US Treasury rate plus a margin of 2.97%.

LONG-TERM DEBT REPAYMENTS
During the nine months ended September 30, 2024, we completed the following long-term debt repayments totaling US$3.6 billion, $0.8 billion and €23 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
	Enbridge Inc.
	February 2024	Floating rate notes[1]		US$600
	February 2024	2.15%	senior notes	US$400
	March 2024	5.97%	senior notes[2]	US$700
	June 2024	3.50%	senior notes	US$500
	Enbridge Gas Inc.
	August 2024	3.15%	medium-term notes	$215
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2024	3.98%	senior notes	US$42
Enbridge Pipelines Inc.
	February 2024	8.20%	debentures	$200
	Enbridge Southern Lights LP
	January and July 2024	4.01%	senior notes	$20
	Westcoast Energy Inc.
	September 2024	3.43%	medium-term notes	$350
Spectra Energy Partners, LP
	March 2024	4.75%	senior notes	US$1,000
	Blauracke GmbH
	April 2024	2.10%	senior notes	€23
	Algonquin Gas Transmission, LLC
	July 2024	3.51%	senior notes	US$350
1The notes carried an interest rate set to equal the Secured Overnight Financing Rate plus a margin of 63 basis points.
2The notes carried an original maturity date in March 2026, and were callable in March 2024, which was one year after their issuance.

SUBORDINATED TERM NOTES
As at September 30, 2024 and December 31, 2023, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $14.8 billion and $13.0 billion, respectively.

FAIR VALUE ADJUSTMENT
As at September 30, 2024 and December 31, 2023, the fair value adjustments to increase total debt assumed in a historical acquisition were $474 million and $514 million, respectively. As a result of the EOG, Questar, and PSNC Acquisitions, there were additional fair value adjustments of $451 million, $293 million, and $156 million, respectively, to decrease total debt as at September 30, 2024.

Amortization of the fair value adjustment is recorded to Interest expense in the Consolidated Statements of Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
(Increase)/decrease to Interest expense	(9)	12	(7)	34

DEBT COVENANTS
Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2024, we were in compliance with all such debt covenant provisions.

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

During the period from May 15, 2024 to June 30, 2024, 51,298,629 common shares were issued and sold under the ATM Program at average prices of CAD$48.72 and US$35.77 per common share for aggregate gross proceeds of $2.50 billion ($2.48 billion, net of aggregate commissions paid of $16.3 million and other issuance costs). On August 1, 2024, we terminated the ATM Program. Net proceeds from sales of common shares under the ATM Program were used to partially fund the Questar Acquisition and PSNC Acquisition and to pay related fees and expenses.

On September 8, 2023, we closed a public offering of 102,913,500 common shares at a price of $44.70 per share for gross proceeds of $4.6 billion which were also used to finance a portion of the aggregate cash consideration payable for the Acquisitions discussed in Note 6 - Acquisitions and Dispositions.

9. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated other comprehensive income (AOCI) attributable to our common shareholders for the nine months ended September 30, 2024 and 2023 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2024	320	(23)	(728)	2,653	11	70	2,303
Other comprehensive income/(loss) retained in AOCI	15	(34)	(357)	1,498	3	—	1,125
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	22	—	—	—	—	—	22
Commodity contracts[2]	(1)	—	—	—	—	—	(1)
Foreign exchange contracts[3]	—	43	—	—	—	—	43
Amortization of pension and OPEB actuarial gain[4]	—	—	—	—	—	(14)	(14)
	36	9	(357)	1,498	3	(14)	1,175
Tax impact
Income tax on amounts retained in AOCI	(4)	8	—	—	—	—	4
Income tax on amounts reclassified to earnings	(3)	(10)	—	—	—	3	(10)
	(7)	(2)	—	—	—	3	(6)
Balance as at September 30, 2024	349	(16)	(1,085)	4,151	14	59	3,472

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2023	121	(35)	(1,137)	4,348	5	218	3,520
Other comprehensive income/(loss) retained in AOCI	447	11	42	(128)	8	—	380
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	63	—	—	—	—	—	63
Other contracts[5]	1	—	—	—	—	—	1
Amortization of pension and OPEB actuarial gain[4]	—	—	—	—	—	(16)	(16)
	511	11	42	(128)	8	(16)	428
Tax impact
Income tax on amounts retained in AOCI	(117)	—	—	—	(1)	—	(118)
Income tax on amounts reclassified to earnings	(6)	—	—	—	—	3	(3)
	(123)	—	—	—	(1)	3	(121)
Balance as at September 30, 2023	509	(24)	(1,095)	4,220	12	205	3,827
1Reported within Interest expense in the Consolidated Statements of Earnings.
2Reported within Transportation and other services revenues in the Consolidated Statements of Earnings.
3Reported within Other income/(expense) in the Consolidated Statements of Earnings.
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

Interest Rate Risk
Our earnings, cash flows and OCI are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We have a policy of limiting the maximum floating rate debt to 30% of total debt outstanding. To ensure compliance with our policy, we monitor and adjust our debt portfolio mix of fixed and variable rate debt instruments in conjunction with the use of hedging instruments. We have implemented a hedging program to partially mitigate the impact of short-term interest rate volatility on interest expense via the execution of floating-to-fixed interest rate swaps and costless collars. These swaps have an average fixed rate of 3.7%.

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

September 30, 2024	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	33	41	74	(20)	54
Interest rate contracts	5	—	16	21	(7)	14
Commodity contracts	2	—	328	330	(162)	168
Other contracts	—	—	1	1	—	1
	7	33	386	426	(189)	237
Deferred amounts and other assets
Foreign exchange contracts	—	—	120	120	(81)	39
Interest rate contracts	20	—	72	92	(59)	33
Commodity contracts	—	—	102	102	(37)	65
	20	—	294	314	(177)	137
Other current liabilities
Foreign exchange contracts	—	(49)	(252)	(301)	20	(281)
Interest rate contracts	—	—	(15)	(15)	7	(8)
Commodity contracts	—	—	(334)	(334)	162	(172)
	—	(49)	(601)	(650)	189	(461)
Other long-term liabilities
Foreign exchange contracts	—	—	(794)	(794)	81	(713)
Interest rate contracts	(95)	—	(166)	(261)	59	(202)
Commodity contracts	—	—	(196)	(196)	37	(159)
	(95)	—	(1,156)	(1,251)	177	(1,074)
Total net derivative asset/(liability)
Foreign exchange contracts	—	(16)	(885)	(901)	—	(901)
Interest rate contracts	(70)	—	(93)	(163)	—	(163)
Commodity contracts	2	—	(100)	(98)	—	(98)
Other contracts	—	—	1	1	—	1
	(68)	(16)	(1,077)	(1,161)	—	(1,161)

December 31, 2023	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	41	98	139	(32)	107
Interest rate contracts	31	—	34	65	(32)	33
Commodity contracts	—	—	418	418	(270)	148
Other contracts	—	—	1	1	(1)	—
	31	41	551	623	(335)	288
Deferred amounts and other assets
Foreign exchange contracts	—	16	319	335	(122)	213
Interest rate contracts	51	—	2	53	(21)	32
Commodity contracts	—	—	75	75	(41)	34
	51	16	396	463	(184)	279
Other current liabilities
Foreign exchange contracts	—	(44)	(84)	(128)	32	(96)
Interest rate contracts	(183)	—	(3)	(186)	32	(154)
Commodity contracts	(11)	—	(412)	(423)	270	(153)
Other contracts	—	—	(1)	(1)	1	—
	(194)	(44)	(500)	(738)	335	(403)
Other long-term liabilities
Foreign exchange contracts	—	(17)	(481)	(498)	122	(376)
Interest rate contracts	(3)	—	(85)	(88)	21	(67)
Commodity contracts	(7)	—	(159)	(166)	41	(125)
	(10)	(17)	(725)	(752)	184	(568)
Total net derivative liability
Foreign exchange contracts	—	(4)	(148)	(152)	—	(152)
Interest rate contracts	(104)	—	(52)	(156)	—	(156)
Commodity contracts	(18)	—	(78)	(96)	—	(96)
Other contracts	—	—	—	—	—	—
	(122)	(4)	(278)	(404)	—	(404)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments:

September 30, 2024	2024	2025	2026	2027	2028	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	695	500	—	—	—	—	1,195
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	2,014	5,327	4,697	4,271	3,342	1,068	20,719
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	9	30	28	32	—	—	99
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	35	126	121	81	67	195	625
Foreign exchange contracts - Japanese yen forwards - purchase (millions of yen)	—	84,800	—	—	—	—	84,800
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	1,900	2,236	1,717	675	49	13	6,590
Interest rate contracts - short-term receive fixed rate (millions of Canadian dollars)	18	—	—	—	—	—	18
Interest rate contracts - long-term pay fixed rate (millions of Canadian dollars)[1]	300	4,080	723	—	—	—	5,103
Interest rate contracts - costless collar (millions of Canadian dollars)	—	1,858	265	104	6	—	2,233
Commodity contracts - natural gas (billions of cubic feet)[2]	7	101	60	28	9	7	212
Commodity contracts - crude oil (millions of barrels)[2]	(9)	22	19	1	1	2	36
Commodity contracts - power (megawatt per hour (MW/H))	151	31	26	(51)	(49)	(30)	(7)	[3]
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	71	35	(21)	(107)
Unrealized gain/(loss) on hedged item	(67)	(35)	33	106
Realized gain/(loss) on derivative	(11)	(11)	36	(34)
Realized loss on hedged item	—	—	(79)	—

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income
The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and comprehensive income, before the effect of income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Interest rate contracts	(144)	313	4	423
Commodity contracts	5	20	20	56
Other contracts	—	(1)	1	(3)
Fair value hedges
Foreign exchange contracts	(8)	2	(34)	11
	(147)	334	(9)	487
Amount of (income)/loss reclassified from AOCI to earnings
Foreign exchange contracts[1]	12	—	43	—
Interest rate contracts[2]	10	40	22	63
Commodity contracts[3]	—	1	(1)	—
Other contracts[4]	—	—	—	1
	22	41	64	64
1Reported within Other income/(expense) in the Consolidated Statements of Earnings.
2Reported within Interest expense in the Consolidated Statements of Earnings.
3Reported within Transportation and other services revenues in the Consolidated Statements of Earnings.
4Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

We estimate that a gain of $2 million from AOCI related to cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is three years as at September 30, 2024.

Non-Qualifying Derivatives
The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Foreign exchange contracts[1]	203	(650)	(736)	415
Interest rate contracts[2]	(161)	17	(39)	72
Commodity contracts[3]	70	(229)	(35)	(206)
Other contracts[4]	2	(3)	1	(11)
Total unrealized derivative fair value gain/(loss), net	114	(865)	(809)	270
1For the respective nine months ended periods, reported within Transportation and other services revenues (2024 - nil; 2023 - $645 million gain) and Other income/(expense) (2024 - $736 million loss; 2023 - $230 million loss) in the Consolidated Statements of Earnings.
2Reported within Interest expense in the Consolidated Statements of Earnings.
3For the respective nine months ended periods, reported within Transportation and other services revenues (2024 - $14 million loss; 2023 - $85 million loss), Commodity sales (2024 - $91 million loss; 2023 - $75 million gain), Commodity costs (2024 - $103 million gain; 2023 - $136 million loss) and Operating and administrative expense (2024 - $33 million loss; 2023 - $60 million loss) in the Consolidated Statements of Earnings.
4Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK
 Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available and maintain substantial capacity under our committed bank lines of credit to address any contingencies. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We were in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at September 30, 2024. As a result, all credit facilities are available to us and the banks are obligated to fund us under the terms of the facilities. We also identify a variety of other potential sources of debt and equity funding alternatives, including reinstatement of our dividend reinvestment and share purchase plan or at-the-market equity issuances.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	September 30, 2024	December 31, 2023
(millions of Canadian dollars)
Canadian financial institutions	289	457
US financial institutions	117	252
European financial institutions	79	107
Asian financial institutions	42	121
Other[1]	196	125
	723	1,062
1Other is comprised of commodity clearing house and physical natural gas and crude oil counterparties.

As at September 30, 2024, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at September 30, 2024 and December 31, 2023.

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

Level 1
Level 1 includes financial instruments measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date. An active market for a financial instrument is considered to be a market where transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Our Level 1 instruments consist primarily of exchange-traded derivatives used to mitigate the risk of crude oil price fluctuations, US and Canadian treasury bills, and investments in exchange-traded funds held by our captive insurance subsidiaries. We also hold restricted long-term investments in exchange-traded funds and common shares in trusts in accordance with the CER's regulatory requirements under the Land Matters Consultation Initiative (LMCI) and to cover future pipeline decommissioning costs in the state of Minnesota.

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

Level 3
Level 3 includes derivative valuations based on inputs which are less observable, unavailable or where the observable data does not support a significant portion of the derivative's fair value. Generally, Level 3 derivatives are longer dated transactions, occur in less active markets, occur at locations where pricing information is not available or have no binding broker quote to support Level 2 classification. We have developed methodologies, benchmarked against industry standards, to determine fair value for these derivatives based on the extrapolation of observable future prices and rates. Derivatives valued using Level 3 inputs primarily include long-dated derivative power, NGL and natural gas contracts, basis swaps, commodity swaps, and power and energy swaps, physical forward commodity contracts, as well as options. We do not have any other financial instruments categorized in Level 3.

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

Fair Value of Derivatives
We have categorized our derivative assets and liabilities measured at fair value as follows:

September 30, 2024	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	74	—	74
Interest rate contracts	—	21	—	21
Commodity contracts	59	89	182	330
Other contracts	—	1	—	1
	59	185	182	426
Long-term derivative assets
Foreign exchange contracts	—	120	—	120
Interest rate contracts	—	92	—	92
Commodity contracts	1	19	82	102
	1	231	82	314
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(301)	—	(301)
Interest rate contracts	—	(15)	—	(15)
Commodity contracts	(42)	(91)	(201)	(334)
	(42)	(407)	(201)	(650)
Long-term derivative liabilities
Foreign exchange contracts	—	(794)	—	(794)
Interest rate contracts	—	(261)	—	(261)
Commodity contracts	(1)	(23)	(172)	(196)
	(1)	(1,078)	(172)	(1,251)
Total net financial asset/(liability)
Foreign exchange contracts	—	(901)	—	(901)
Interest rate contracts	—	(163)	—	(163)
Commodity contracts	17	(6)	(109)	(98)
Other contracts	—	1	—	1
	17	(1,069)	(109)	(1,161)

December 31, 2023	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	139	—	139
Interest rate contracts	—	65	—	65
Commodity contracts	142	103	173	418
Other contracts	—	1	—	1
	142	308	173	623
Long-term derivative assets
Foreign exchange contracts	—	335	—	335
Interest rate contracts	—	53	—	53
Commodity contracts	—	24	51	75
	—	412	51	463
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(128)	—	(128)
Interest rate contracts	—	(186)	—	(186)
Commodity contracts	(136)	(76)	(211)	(423)
Other contracts	—	(1)	—	(1)
	(136)	(391)	(211)	(738)
Long-term derivative liabilities
Foreign exchange contracts	—	(498)	—	(498)
Interest rate contracts	—	(88)	—	(88)
Commodity contracts	—	(22)	(144)	(166)
	—	(608)	(144)	(752)
Total net financial asset/(liability)
Foreign exchange contracts	—	(152)	—	(152)
Interest rate contracts	—	(156)	—	(156)
Commodity contracts	6	29	(131)	(96)
Other contracts	—	—	—	—
	6	(279)	(131)	(404)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

September 30, 2024	Fair Value	Unobservable Input	Minimum Price/Volatility	Maximum Price/ Volatility	Weighted Average Price/Volatility	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial[1]
Natural gas	(5)	Forward gas price	2.65	8.64	4.47	$/mmbtu[2]
Crude	(10)	Forward crude price	68.33	93.84	89.52	$/barrel
Power	(75)	Forward power price	28.63	162.60	60.57	$/MW/H
Commodity contracts - physical[1]
Natural gas	(10)	Forward gas price	0.05	10.03	3.66	$/mmbtu[2]
Crude	25	Forward crude price	70.48	111.10	90.27	$/barrel
Power	(73)	Forward power price	22.77	144.39	61.52	$/MW/H
Commodity options[3]
Natural gas	39	Option volatility	6%	70%	46%
	(109)
1Financial and physical forward commodity contracts are valued using a market approach valuation technique.
2One million British thermal units (mmbtu).
3Commodity options contracts are valued using an option model valuation technique.

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

Changes in the net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Nine months ended September 30,
	2024	2023
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(131)	(136)
Total gain/(loss), unrealized
Included in earnings[1]	1	(205)
Included in OCI	19	—
Settlements	2	119
Level 3 net derivative liability at end of period	(109)	(222)
1Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at September 30, 2024 or December 31, 2023.

Net Investment Hedges
We currently have designated a portion of our US dollar-denominated debt as a hedge of our net investment in US dollar-denominated investments and subsidiaries.

During the nine months ended September 30, 2024 and 2023, we recognized unrealized foreign exchange losses of $244 million and gains of $86 million, respectively, on the translation of US dollar-denominated debt, in OCI. During the nine months ended September 30, 2024 and 2023, we recognized realized losses of $113 million and $44 million, respectively, associated with the settlement of US dollar-denominated debt that had matured during the period, in OCI.

Fair Value of Other Financial Instruments
Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $178 million and $173 million as at September 30, 2024 and December 31, 2023, respectively.

As at September 30, 2024, we had investments with a fair value of $959 million included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position (December 31, 2023 - $717 million) which are classified as available-for-sale. These securities represent restricted funds held in trust for the purpose of funding pipeline abandonment in accordance with the CER's regulatory requirements, to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro properties are abandoned.

We had restricted long-term investments and cash held in trust totaling $447 million as at September 30, 2024 which are classified as Level 1 in the fair value hierarchy (December 31, 2023 - $263 million). We also had restricted long-term investments held in trust totaling $512 million (cost basis - $529 million) and $454 million (cost basis - $486 million) as at September 30, 2024 and December 31, 2023, respectively, which are classified as Level 2 in the fair value hierarchy. There were unrealized holding gains of $46 million and $45 million on these investments for the three and nine months ended September 30, 2024, respectively (2023 - losses of $44 million and $7 million, respectively).

We have wholly-owned captive insurance subsidiaries whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures of our operating subsidiaries and certain equity investments. As at September 30, 2024, the fair value of investments in equity funds and debt securities held by our captive insurance subsidiaries was $334 million and $255 million, respectively (December 31, 2023 - $287 million and $284 million, respectively). Our investments in debt securities had a cost basis of $248 million as at September 30, 2024 (December 31, 2023 - $279 million). These investments in equity funds and debt securities are recognized at fair value, classified as Level 1 and Level 2 in the fair value hierarchy, respectively, and are recorded in Other current assets and Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding gains of $14 million and $35 million for the three and nine months ended September 30, 2024, (2023 - losses of $8 million and gains of $14 million, respectively).

As at September 30, 2024 and December 31, 2023, our long-term debt including finance lease liabilities had a carrying value of $94.8 billion and $81.2 billion, respectively, before debt issuance costs and a fair value of $94.5 billion and $78.1 billion, respectively.

The fair value of financial assets and liabilities other than derivative instruments, certain long-term investments in other entities, restricted long-term investments, investments held by our captive insurance subsidiaries and long-term debt described above approximate their carrying value due to the short period to maturity.

11. INCOME TAXES

The effective income tax rates for the three months ended September 30, 2024 and 2023 were 17.7% and 17.0%, respectively, and for the nine months ended September 30, 2024 and 2023 were 22.3% and 20.5%, respectively.

The period-over-period increase in the effective income tax rate for the three-months ended is driven by the increase in US minimum tax, the effects of rate regulated accounting for income taxes, partially offset by a state apportionment income tax rate change due to the PSNC Acquisition (Note 6) relative to the change in earnings over the comparative periods.

The period-over-period increase in the effective income tax rate for the nine-months ended is due to an increase in US minimum tax, the tax effect of the write-down of non-deductible goodwill on the Gas Transmission segment (Note 6), and the effects of rate regulated accounting for income taxes, partially offset by a state apportionment income tax rate change due to the Acquisitions (Note 6), and the non-taxable portion of the gain on the disposition of Alliance Pipeline and Aux Sable (Note 6) relative to the change in earnings over the comparative periods.

12. OTHER INCOME/(EXPENSE)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Realized foreign currency gain/(loss)	(34)	31	80	177
Unrealized foreign currency gain/(loss)	255	(652)	(816)	(348)
Net defined pension and OPEB credit	44	34	133	101
Other	111	122	397	282
	376	(465)	(206)	212

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

RECENT DEVELOPMENTS

ACQUISITIONS
US Gas Utilities
On September 5, 2023, Enbridge Inc. (Enbridge) entered into three separate definitive agreements with Dominion Energy, Inc. to acquire The East Ohio Gas Company (EOG), Questar Gas Company (Questar) and its related Wexpro companies (Wexpro), and Public Service Company of North Carolina, Incorporated (PSNC) (together, the Acquisitions). The Acquisitions further diversify, and are complementary to, our existing gas distribution operations.

On September 30, 2024, through a wholly-owned US subsidiary, we acquired PSNC for cash consideration of $2.7 billion (US$2.0 billion) (the PSNC Acquisition). PSNC is a public utility primarily engaged in the purchase, sale, transportation and distribution of natural gas to residential, commercial and industrial customers in North Carolina. PSNC operates under rates approved by the North Carolina Utilities Commission. Going forward, PSNC will conduct business as Enbridge Gas North Carolina.

On May 31, 2024, through a wholly-owned US subsidiary, we acquired Questar and Wexpro for cash consideration of $4.1 billion (US$3.0 billion) (the Questar Acquisition). Questar is a public natural gas utility providing distribution, storage and transmission services to residential, commercial and industrial customers in Utah, southwestern Wyoming and southeastern Idaho. The Public Utilities Commissions of Utah, Wyoming and Idaho have granted Questar the necessary regulatory approvals to serve these areas. Wexpro develops and produces cost-of-service gas reserves for Questar and operates under agreements with the states of Utah and Wyoming. Questar conducts business as Enbridge Gas Utah, Enbridge Gas Wyoming and Enbridge Gas Idaho in those respective states.

On March 6, 2024, through a wholly-owned US subsidiary, we acquired EOG for cash consideration of $5.8 billion (US$4.3 billion) (the EOG Acquisition). EOG is a public natural gas utility providing distribution, storage and transmission services to residential, commercial and industrial customers in Ohio and is regulated by the Public Utilities Commission of Ohio. EOG conducts business as Enbridge Gas Ohio.

Joint Venture with WhiteWater/I Squared and MPLX
On May 29, 2024, through a wholly-owned US subsidiary, we formed a joint venture (the Whistler Parent JV) with WhiteWater/I Squared Capital (WhiteWater/I Squared) and MPLX LP (MPLX) that will develop, construct, own and operate natural gas pipeline and storage assets connecting Permian Basin natural gas supply to growing liquefied natural gas (LNG) and other US Gulf Coast demand.The Whistler Parent JV is owned by WhiteWater/I Squared (50.6%), MPLX (30.4%) and Enbridge (19.0%) and owns the following assets:

•a 100% interest in the Whistler Pipeline, a 450-mile intrastate pipeline transporting natural gas from the Waha Header in the Permian Basin to Agua Dulce, Texas;
•a 100% interest in the Rio Bravo Pipeline project, two new parallel 137-mile pipelines transporting natural gas from the Agua Dulce supply area to NextDecade's Rio Grande LNG project in Brownsville, Texas;
•a 70% interest in the ADCC Pipeline, a new 40-mile pipeline which was placed into service in July 2024 and is designed to transport 1.7 billion cubic feet per day (bcf/d) of natural gas from the terminus of the Whistler Pipeline in Agua Dulce, Texas to Cheniere's Corpus Christi LNG export facility; and
•a 50% interest in Waha Gas Storage, a 2.0 bcf gas storage cavern facility connecting to key Permian egress pipelines including the Whistler Pipeline.

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

ASSET MONETIZATION
Disposition of Alliance Pipeline and Aux Sable Interests
On April 1, 2024, we closed the sale of our 50.0% interest in the Alliance Pipeline, our interest in Aux Sable (including a 42.7% interest in Aux Sable Midstream LLC and Aux Sable Liquid Products L.P., and a 50.0% interest in Aux Sable Canada LP) and our interest in NRGreen Power Limited Partnership (NRGreen) to Pembina Pipeline Corporation (Pembina) for $3.1 billion, including $327 million of non-recourse debt, subject to customary closing adjustments. A gain on disposal of $1.1 billion before tax, which is net of $1.0 billion of the goodwill from our Gas Transmission segment allocated to the disposal group, is included in Gain on disposition of equity investments in the Consolidated Statements of Earnings for the nine months ended September 30, 2024.

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

Algonquin
Algonquin Gas Transmission, LLC (Algonquin) filed a rate case on May 30, 2024. On June 28, 2024, the FERC issued an order accepting and suspending tariff records, subject to refund, conditions, and establishing hearing procedures. In compliance with the order, Algonquin will make a motion filing to implement the rates to be effective December 1, 2024, subject to refund. Settlement negotiations with shippers have commenced.

Maritimes & Northeast Pipeline
Maritimes & Northeast Pipeline (M&N) US filed a rate case on May 30, 2024. On June 27, 2024, the FERC issued an order accepting and suspending tariff records, subject to refund, conditions, and establishing hearing procedures. In compliance with the order, M&N US will make a motion filing to implement the rates to be effective December 1, 2024, subject to refund. Settlement negotiations with shippers have commenced.

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

On December 21, 2023, the OEB issued its Decision and Order on Phase 1 (Phase 1 Decision). Enbridge Gas Ontario filed a Notice of Appeal with the Ontario Divisional Court on January 22, 2024 regarding various aspects of the Phase 1 Decision. On January 29, 2024, Enbridge Gas Ontario also filed a Notice of Motion with the OEB requesting the OEB to review and vary the Phase 1 Decision. Our Notice of Motion was subsequently amended on May 29, 2024 (Amended Motion). The Amended Motion focused on two aspects of the Phase 1 Decision: asset class average useful lives for depreciation purposes and the recoverability of integration capital. On October 8, 2024, the OEB issued a decision on the Amended Motion and determined that the asset class average useful lives issue did not meet the threshold to warrant a review, however the issue of integration capital did meet the threshold to warrant a review. After it receives written submissions on the issue of integration capital, the OEB will make a determination on whether there will be an oral hearing. The outcome and timing of a decision on the matter of integration capital is uncertain.

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

The Phase 1 Decision resulted in interim 2024 rates, pending Phase 2 of the proceeding and resolution of the Amended Motion. An updated Draft Interim Rate Order reflecting the Phase 1 Decision was filed on March 15, 2024 and subsequently approved by the OEB on April 11, 2024. The Interim Rate Order implemented 2024 rates on May 1, 2024, with an effective date of January 1, 2024.

Enbridge Gas Ontario filed its Phase 2 evidence on April 26, 2024. Phase 2 will establish the incentive rate mechanism for 2025-2028, and will also address unregulated storage cost allocation and new energy transition proposals. Phase 3 is anticipated to be completed in 2025.

FINANCING UPDATE
On the March 8, 2024 call date, we redeemed at par all of the outstanding US$700 million three-year callable, 5.97% senior notes that carried an original maturity date in March 2026.

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

On May 15, 2024, we established an at-the-market equity issuance program (ATM Program) which provided us with additional flexibility to partially fund the Acquisitions. From May 15, 2024 to July 31, 2024, 51,298,629 common shares were issued on Canadian and US exchanges at average prices of CAD$48.72 and US$35.77 per common share for aggregate gross proceeds of $2.5 billion. On August 1, 2024, we terminated the ATM Program. Net proceeds from sales of common shares under the ATM Program were used to partially fund the Questar Acquisition and PSNC Acquisition and to pay related fees and expenses.

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

In August 2024, we closed a three-tranche offering consisting of 5.5-year medium-term notes, 10-year medium-term notes, and 30-year medium-term notes for an aggregate principal of $1.8 billion, which mature in February 2030, August 2034, and August 2054, respectively.

In October 2024, we increased our letter of credit facilities by $200 million.

These financing activities, in combination with the financing activities executed in 2023, provide significant liquidity that we expect will enable us to fund our current portfolio of capital projects and acquisitions without requiring access to the capital markets for the next 12 months, should market access be restricted or pricing be unattractive. Refer to Liquidity and Capital Resources.

As at September 30, 2024, after adjusting for the impact of floating-to-fixed interest rate swap hedges, less than 5% of our total debt is exposed to floating rates. Refer to Part I. Item 1. Financial Statements - Note 10 - Risk Management and Financial Instruments for more information on our interest rate hedging program.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	2,325	2,164	7,179	6,944
Gas Transmission	1,146	973	4,506	3,220
Gas Distribution and Storage	522	271	1,854	1,354
Renewable Power Generation	102	30	497	295
Eliminations and Other	295	(602)	(502)	(10)
Earnings before interest, income taxes and depreciation and amortization[1]	4,390	2,836	13,534	11,803
Depreciation and amortization	(1,317)	(1,164)	(3,783)	(3,447)
Interest expense	(1,314)	(921)	(3,301)	(2,709)
Income tax expense	(312)	(128)	(1,437)	(1,157)
Earnings attributable to noncontrolling interests	(56)	(2)	(167)	(117)
Preference share dividends	(98)	(89)	(286)	(260)
Earnings attributable to common shareholders	1,293	532	4,560	4,113
Earnings per common share attributable to common shareholders	0.59	0.26	2.12	2.02
Diluted earnings per common share attributable to common shareholders	0.59	0.26	2.12	2.02
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

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Three months ended September 30, 2024, compared with the three months ended September 30, 2023

Earnings attributable to common shareholders were positively impacted by $841 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•a non-cash, net unrealized derivative fair value gain of $112 million ($92 million after-tax) in 2024, compared with a net unrealized loss of $782 million ($591 million after-tax) in 2023, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks;
•the absence in 2024 of a provision adjustment of $124 million ($95 million after-tax) related to a litigation matter;
•a deferred tax recovery of $59 million in 2024 due to change in state apportionment as a result of the Acquisitions; and

•a non-cash, net unrealized gain of $14 million ($13 million after-tax) in 2024, compared with a net loss of $8 million ($7 million after-tax) in 2023, reflecting changes in the fair value of investments held by our captive insurance subsidiaries; partially offset by
•a non-cash revaluation loss of $18 million in 2024 ($13 million after-tax) to the gas inventory at our Aitken Creek Gas Storage Facility (Aitken Creek).

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

After taking into consideration the factors above, the remaining $80 million decrease in earnings attributable to common shareholders is primarily explained by:

•higher interest expense primarily due to higher interest rates and higher average principal outstanding;
•higher depreciation and amortization expense mainly driven by the Acquisitions completed in 2024; and
•absence of contributions from our Gas Transmission segment due to the sale of our interests in the Alliance Pipeline and Aux Sable in April 2024; partially offset by
•full-quarter contributions from Enbridge Gas Ohio and Enbridge Gas Utah, and higher distribution charges resulting from increases in rates and customer base from Enbridge Gas Ontario in our Gas Distribution and Storage segment;
•higher contributions from our Gas Transmission segment primarily due to acquisitions completed after September 2023, favourable contracting, and lower operating costs in our US Gas Transmission assets; and
•higher contributions from our Liquids Pipelines segment driven by higher Mainline System tolls effective July 1, 2024 as a result of annual escalators and discontinuation of rate-regulated accounting of Southern Lights Pipeline as at December 31, 2023, net of lower Mainline System throughput in the third quarter of 2024.

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

Earnings attributable to common shareholders were positively impacted by $430 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•a gain on sale of $1.1 billion ($765 million after-tax) related to the disposition of interests in the Alliance Pipeline, Aux Sable and NRGreen to Pembina;
•the absence in 2024 of a realized loss of $638 million ($479 million after-tax) due to termination of foreign exchange hedges, as foreign exchange risks inherent within the Competitive Toll Settlement (CTS) are not present in the Mainline Tolling Settlement (MTS);
•a deferred tax recovery of $141 million in 2024 due to change in state apportionment as a result of the Acquisitions;
•the absence in 2024 of a provision adjustment of $124 million ($95 million after-tax) related to a litigation matter; and
•a non-cash unrealized net gain of $35 million ($32 million after-tax) in 2024, compared with a net gain of $14 million ($12 million after-tax) in 2023, reflecting changes in the fair value of investments held by our captive insurance subsidiaries; partially offset by

•a non-cash, net unrealized derivative fair value loss of $773 million ($586 million after-tax) in 2024, compared with a net unrealized gain of $363 million ($277 million after-tax) in 2023, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks;
•severance costs of $105 million ($79 million after-tax) as a result of a workforce reduction in February 2024;
•the absence in 2024 of the receipt of a litigation claim settlement of $68 million ($52 million after-tax);
•$55 million ($46 million after-tax) of integration and transaction costs incurred related to the Acquisitions in 2024, as compared to $21 million ($16 million after-tax) of transaction costs in 2023;
•a non-cash revaluation loss of $47 million in 2024 ($34 million after-tax) to the gas inventory at Aitken Creek; and
•a loss of $29 million ($23 million after-tax) as a result of the contribution of our 100% interest in the Rio Bravo Pipeline project to the Whistler Parent JV.

After taking into consideration the factors above, the remaining $17 million increase in earnings attributable to common shareholders is primarily explained by the following significant business factors:

•contributions from Enbridge Gas Ohio and Enbridge Gas Utah, and higher distribution charges resulting from increases in rates and customer base from Enbridge Gas Ontario in our Gas Distribution and Storage segment;
•higher contributions from our Gas Transmission segment primarily due to favorable contracting and lower operating costs in our US Gas Transmission assets, and acquisitions completed after September 2023;
•higher investment income primarily due to pre-funding of the Acquisitions and timing of certain operating and administrative costs recoveries in our Eliminations and Other segment; and
•higher contributions from our Liquids Pipelines segment due to discontinuation of rate-regulated accounting of Southern Lights Pipeline as at December 31, 2023, higher volumes from the Gulf Coast and Mid-Continent System and the Bakken System.

The factors above were partially offset by:

•higher interest expense primarily due to higher interest rates and higher average principal outstanding;
•higher depreciation and amortization expense as a result of acquisitions and projects placed into service after September 2023;
•lower contributions from the Mainline System in our Liquids Pipelines segment driven by lower Mainline System tolls as a result of revised tolls effective July 1, 2023 and a lower Line 3 Replacement (L3R) surcharge;
•higher income tax expense largely driven by higher US minimum tax, changes to the state apportionment and the effects of rate-regulated accounting for income taxes;
•lower contributions from our Gas Transmission segment due to the sale of our interests in the Alliance Pipeline and Aux Sable in April 2024; and
•realized loss on foreign exchange hedge settlement in 2024 compared to a realized gain in 2023 in our Eliminations and Other segment.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,325	2,164	7,179	6,944

Three months ended September 30, 2024, compared with the three months ended September 30, 2023

EBITDA was positively impacted by $117 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net unrealized gain of $26 million in 2024, compared with a net unrealized loss of $95 million in 2023, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

After taking into consideration the factors above, the remaining $44 million increase is primarily explained by the following significant business factors:

•higher Mainline System tolls effective July 1, 2024 as a result of annual escalators;
•higher contributions from the Southern Lights Pipeline due primarily to the discontinuation of rate-regulated accounting as at December 31, 2023; and
•the favorable effect of translating US dollar earnings at a higher average exchange rate in 2024, as compared to 2023; partially offset by
•lower Mainline System throughput in the third quarter of 2024 as compared to the same period in 2023; and
•lower contributions from Regional Oil Sands System primarily due to lower throughput.

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

EBITDA was positively impacted by $46 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•a non-cash, net unrealized gain of $20 million in 2024, compared with a net unrealized gain of $555 million in 2023, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks; and
•the absence in 2024 of the receipt of a litigation claim settlement of $68 million; partially offset by
•the absence in 2024 of a realized loss of $638 million due to termination of foreign exchange hedges, as foreign exchange risks inherent within the CTS framework are not present in the MTS.

After taking into consideration the factors above, the remaining $189 million increase is primarily explained by the following significant business factors:

•higher contributions from the Southern Lights Pipeline due primarily to the discontinuation of rate-regulated accounting as at December 31, 2023;
•higher contributions from the Gulf Coast and Mid-Continent System due primarily to higher volumes on the Flanagan South Pipeline driven by the open season commitments that commenced in the first quarter of 2024, and the Enbridge Ingleside Energy Center due to higher demand;
•stronger Mainline System performance due to higher throughput and longer haul volumes;
•higher contributions from the Express-Platte System due primarily to longer haul volumes;
•the favorable effect of translating US dollar earnings at a higher average exchange rate in 2024, as compared to 2023; and
•higher contributions from the Bakken System due to higher volumes; partially offset by
•lower Mainline System tolls as a result of revised tolls effective July 1, 2023 and a lower L3R surcharge.

GAS TRANSMISSION

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,146	973	4,506	3,220

Three months ended September 30, 2024, compared with the three months ended September 30, 2023

EBITDA was positively impacted by $111 million due to certain infrequent or other non-operating factors, primarily explained by:

•the absence in 2024 of a provision adjustment of $124 million related to a litigation matter; partially offset by
•a non-cash revaluation loss of $18 million to the gas inventory at Aitken Creek.

The remaining $62 million increase is primarily explained by the following significant business factors:

•favorable contracting and lower operating costs on our US Gas Transmission assets;
•contributions from the acquisitions of Aitken Creek in the fourth quarter of 2023, Tomorrow RNG in the first quarter of 2024, and Whistler Parent JV in the second quarter of 2024; and
•the favorable effect of translating US dollar earnings at a higher average exchange rate in 2024, compared to the same period in 2023; partially offset by
•the absence of contributions from Alliance Pipeline and Aux Sable due to the sale of our interests in these investments to Pembina in April 2024.

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

EBITDA was positively impacted by $1,090 million due to certain infrequent or other non-operating factors, primarily explained by:

•a gain on sale of $1,063 million on the disposition of interests in the Alliance Pipeline and Aux Sable; and
•the absence in 2024 of a provision adjustment of $124 million related to a litigation matter; partially offset by
•a non-cash revaluation loss of $47 million to the gas inventory at Aitken Creek; and
•a loss of $29 million as a result of the contribution of our 100% interest in the Rio Bravo Pipeline project to the Whistler Parent JV.

The remaining $196 million increase is primarily explained by the following significant business factors:

•favorable contracting and lower operating costs on our US Gas Transmission assets;
•contributions from the acquisitions of Tres Palacios in the second quarter of 2023, Aitken Creek in the fourth quarter of 2023, Tomorrow RNG in the first quarter of 2024 and Whistler Parent JV in the second quarter of 2024;
•the favorable effect of translating US dollar earnings at a higher average exchange rate in 2024, compared to the same period in 2023; and
•higher first quarter earnings at Aux Sable due to favorable contracting; partially offset by
•lower contributions from Alliance Pipeline and Aux Sable due to the sale of our interests in these investments to Pembina in April 2024; and
•the absence in 2024 of recognition of revenues attributable to the Texas Eastern 2022 rate case settlement.

GAS DISTRIBUTION AND STORAGE

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	522	271	1,854	1,354

Three months ended September 30, 2024, compared with the three months ended September 30, 2023

EBITDA was positively impacted by $251 million primarily due to the following significant business factors:

•full-quarter contributions from Enbridge Gas Ohio and Enbridge Gas Utah; and
•higher distribution charges resulting from increases in rates and customer base, and higher demand in the contract market at Enbridge Gas Ontario.

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

EBITDA was positively impacted by $500 million primarily due to the following significant business factors:

•contributions from Enbridge Gas Ohio and Enbridge Gas Utah since their acquisitions in 2024; and
•higher distribution charges resulting from increases in rates and customer base, and higher demand in the contract market at Enbridge Gas Ontario; partially offset by
•warmer than normal weather in 2024, when compared with the normal weather forecast embedded in rates, which negatively impacted Enbridge Gas Ontario 2024 EBITDA by approximately $64 million period over period.

RENEWABLE POWER GENERATION

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	102	30	497	295

Three months ended September 30, 2024, compared with the three months ended September 30, 2023

EBITDA was positively impacted by $105 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net unrealized gain of $28 million in 2024, compared with a net unrealized loss of $83 million in 2023, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

The remaining $33 million decrease is primarily explained by:
•the absence in 2024 of fees earned on certain wind and solar development contracts; partially offset by
•higher contributions from the Hohe See and Albatros Offshore Wind Facilities as a result of the November 2023 acquisition of an additional 24.45% interest in these facilities.

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

EBITDA was positively impacted by $80 million due to certain infrequent or other non-operating factors, primarily explained by:

•a non-cash, net unrealized loss of $8 million in 2024, compared with a net unrealized loss of $79 million in 2023, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks; and
•a gain on sale of $29 million related to disposition of our interest in NRGreen to Pembina.

The remaining $122 million increase is primarily explained by the following significant business factors:

•contributions from our investment in Fox Squirrel Solar as a result of the generation of investment tax credits;
•higher contributions from the Hohe See and Albatros Offshore Wind Facilities as a result of the November 2023 acquisition of an additional 24.45% interest in these facilities; and
•stronger wind resources at European offshore wind facilities; partially offset by
•the absence in 2024 of fees earned on certain wind and solar development contracts.

ELIMINATIONS AND OTHER

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	295	(602)	(502)	(10)

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

Three months ended September 30, 2024, compared with the three months ended September 30, 2023

EBITDA was positively impacted by $897 million, primarily due to certain infrequent or non-operating factors, explained by:

•a non-cash, net unrealized gain of $206 million in 2024, compared with a net loss of $661 million in 2023, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risk; and
•a non-cash, net unrealized gain of $15 million in 2024, compared with a net loss of $8 million in 2023, reflecting changes in the fair value of investments held by our captive insurance subsidiaries.

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

EBITDA was negatively impacted by $628 million due to certain infrequent or non-operating factors, primarily explained by:

•a non-cash, net unrealized loss of $745 million in 2024, compared with a net loss of $226 million in 2023, reflecting the change in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risk;
•severance costs of $105 million as a result of a workforce reduction in February 2024; and
•$55 million of integration and transaction costs incurred as a result of the Acquisitions in 2024, as compared to $21 million in 2023; partially offset by
•a non-cash net unrealized gain of $35 million in 2024, compared with a net gain of $14 million in 2023, reflecting changes in the fair value of investments held by our captive insurance subsidiaries.

After taking into consideration the non-operating factors above, the remaining $136 million increase is primarily explained by:

•higher investment income primarily from the pre-funding of the Acquisitions; and
•timing of certain operating and administrative cost recoveries from the business units; partially offset by
•realized foreign exchange loss on hedge settlements in 2024, compared to a gain in 2023.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS
The following table summarizes the status of our significant commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
GAS TRANSMISSION
1.	Texas Eastern Venice Extension[3]	100%	US$477 million	US$370 million	Under construction	2024
2.	Texas Eastern Modernization	100%	US$394 million	US$102 million	Under construction	2025 - 2026
3.	T-North Expansion (Aspen Point)	100%	$1.2 billion	$181 million	Pre-construction	2026
4.	Tennessee Ridgeline Expansion	100%	US$1.1 billion	US$175 million	Pre-construction	2026
5.	Woodfibre LNG[4]	30%	US$1.5 billion	US$498 million	Under construction	2027
6.	T-South Expansion (Sunrise)	100%	$4.0 billion	$157 million	Pre-construction	2028
7.	Canyon System Pipelines	100%	US$700 million	US$1 million	Pre-construction	2029
GAS DISTRIBUTION AND STORAGE
8.	Moriah Energy Center[5]	100%	US$538 million	US$167 million	Under construction	2027
9.	T15 Reliability Project[5]	100%	US$632 million	US$6 million	Pre-construction	2027
RENEWABLE POWER GENERATION
10.	Fécamp Offshore Wind[6]	17.9%	$692 million	$631 million	In service	May 2024
			(€471 million)	(€432 million)
11.	Calvados Offshore Wind[7]	21.7%	$954 million	$413 million	Under construction	2025
			(€645 million)	(€286 million)
12.	Fox Squirrel Solar[8]	50%	US$574 million	US$380 million	Under construction	2024
13.	Sequoia Solar	100%	US$1.1 billion	US$259 million	Various stages	2025 - 2026
1These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2Expenditures to date and status of the project are determined as at September 30, 2024.
3Includes the US$37 million Gator Express Project placed into service in August 2023. Total estimated capital cost consists of the reversal and expansion of Texas Eastern's Line 40 expected to be completed in the fourth quarter of 2024.
4Our equity contribution is approximately US$893 million, with the remainder financed through non-recourse project level debt. Capital cost estimates will be updated prior to the 60% engineering milestone, at which point Enbridge's preferred return will be set.
5Previously approved PSNC projects that were acquired by Enbridge through the PSNC Acquisition.
6Our equity contribution is minimal after project refinancing was approved in the first quarter of 2024. The project is financed through non-recourse project level debt.
7Our equity contribution is $181 million, with the remainder financed through non-recourse project level debt.
8Includes three phases of the project. The first phase of the project commenced operations in December 2023, and the second phase commenced operations in the third quarter of 2024. The third phase is expected to enter service in the fourth quarter of 2024.

A full description of each of our projects is provided in our annual report on Form 10-K for the year ended December 31, 2023. Significant updates that have occurred since the date of filing of our Form 10-K are discussed below.

GAS TRANSMISSION
Canyon System Pipelines
Enbridge has sanctioned the construction of two new offshore pipelines in the US Gulf of Mexico to deliver natural gas and crude oil from BP Exploration & Production Company's Kaskida offshore project.

The development includes a new 24/26-inch oil pipeline which will connect to Shell Pipeline Company LP's Green Canyon 19 Platform, and a 12-inch gas pipeline connecting to Enbridge's Magnolia Gas Gathering System.

Tennessee Ridgeline Expansion
The Tennessee Ridgeline Expansion project is an expansion of the East Tennessee Natural Gas (ETNG) system which would provide additional natural gas for the Tennessee Valley Authority (TVA) to support the replacement of an existing coal-fired power plant as TVA continues to transition its generation mix towards lower-carbon fuels. The proposed scope includes the installation of approximately 125 miles of 30-inch pipeline looping, one electric-powered compressor station, and an 8-megawatt behind-the-meter solar array.

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

All necessary regulatory authorizations from the FERC and other federal and state agencies will be obtained before construction of the project commences. Pending the approval and receipt of all necessary permits, construction is expected to begin in 2025 with a target in-service date of late 2026.

GAS DISTRIBUTION AND STORAGE
Moriah Energy Center
Moriah Energy Center is a LNG facility that is under construction in Person County, North Carolina with 2 bcf storage capacity. The facility is required to ensure system reliability and address supply constraints due to customer growth, and will be designed with trucking capabilities to support other LNG facilities. The construction started in first quarter of 2024 and is expected to achieve completion in 2027.

T-15 Reliability Project
The T-15 Reliability Project includes the construction of 45 miles of transmission pipe, a compressor station and associated metering and regulation facilities in Rockingham, Caswell, and Person counties in North Carolina. The project is expected to start construction in 2026 and to achieve project completion in 2027.

RENEWABLE POWER GENERATION
Sequoia Solar Project
On November 1, 2024, Enbridge announced that it has sanctioned the Sequoia Solar Project, a 815-megawatt solar farm located approximately 150 miles west of Dallas, Texas. The two-phased project is expected to achieve project completion in 2025 and 2026.

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

We have signed capital obligation contracts for the purchase of services, pipe and other materials totaling approximately $2.6 billion, which are expected to be paid over the next five years.

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

Credit Facilities and Liquidity
To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain ready access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at September 30, 2024:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2025-2049	8,835	3,993	4,842
Enbridge (U.S.) Inc.	2026-2029	10,403	2,518	7,885
Enbridge Pipelines Inc.	2026	2,000	1,095	905
Enbridge Gas Inc.	2026	2,500	930	1,570
Total committed credit facilities		23,738	8,536	15,202
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

In addition to the committed credit facilities noted above, we maintain $1.3 billion of uncommitted demand letter of credit facilities, of which $859 million was unutilized as at September 30, 2024. As at December 31, 2023, we had $1.1 billion of uncommitted demand letter of credit facilities, of which $572 million was unutilized.

In October 2024, we increased our letter of credit facilities by $200 million.

As at September 30, 2024, our net available liquidity totaled $17.1 billion (December 31, 2023 - $23.0 billion), consisting of available credit facilities of $15.2 billion (December 31, 2023 - $17.1 billion) and unrestricted cash and cash equivalents of $1.9 billion (December 31, 2023 - $5.9 billion) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2024, we were in compliance with all such debt covenant provisions.

LONG-TERM DEBT ISSUANCES
During the nine months ended September 30, 2024, we completed the following long-term debt issuances totaling US$5.1 billion and $1.8 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	April 2024	5.25%	senior notes due April 2027	US$750
	April 2024	5.30%	senior notes due April 2029	US$750
	April 2024	5.63%	senior notes due April 2034	US$1,200
	April 2024	5.95%	senior notes due April 2054	US$800
	June 2024	7.38%	fixed-to-fixed subordinated notes due March 2055[1]	US$500
	June 2024	7.20%	fixed-to-fixed subordinated notes due June 2054[2]	US$700
	August 2024	4.21%	medium-term notes due February 2030	$600
	August 2024	4.73%	medium-term notes due August 2034	$800
	August 2024	5.32%	medium-term notes due August 2054	$400
Algonquin Gas Transmission, LLC
	July 2024	5.95%	senior notes due July 2034	US$350
1For the initial 5.5 years, the notes carry a fixed interest rate. On March 15, 2030, the interest rate will be reset to equal the Five-Year US Treasury rate plus a margin of 3.12%.
2For the initial 9.75 years, the notes carry a fixed interest rate. On June 27, 2034, the interest rate will be reset to equal the Five-Year US Treasury rate plus a margin of 2.97%.

LONG-TERM DEBT REPAYMENTS
During the nine months ended September 30, 2024, we completed the following long-term debt repayments totaling US$3.6 billion, $0.8 billion and €23 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2024	Floating rate notes[1]		US$600
	February 2024	2.15%	senior notes	US$400
	March 2024	5.97%	senior notes[2]	US$700
	June 2024	3.50%	senior notes	US$500
Enbridge Gas Inc.
	August 2024	3.15%	medium-term notes	$215
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2024	3.98%	senior notes	US$42
Enbridge Pipelines Inc.
	February 2024	8.20%	debentures	$200
Enbridge Southern Lights LP
	January and July 2024	4.01%	senior notes	$20
Westcoast Energy Inc.
	September 2024	3.43%	medium-term notes	$350
Spectra Energy Partners, LP
	March 2024	4.75%	senior notes	US$1,000
Blauracke GmbH
	April 2024	2.10%	senior notes	€23
Algonquin Gas Transmission, LLC
	July 2024	3.51%	senior notes	US$350
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

There are no material restrictions on our cash. Total restricted cash of $133 million, as reported in the Consolidated Statements of Financial Position, primarily includes reinsurance security, cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at September 30, 2024 and December 31, 2023, we had negative and positive working capital positions of $0.1 billion and $3.0 billion, respectively. During the nine months ended September 30, 2024, the major contributing factor to the negative working capital position was a decrease in cash as a result of the Acquisitions, while during the year ended December 31, 2023, the major contributing factor to the positive working capital position was due to the increase in cash associated with pre-funding of the Acquisitions. We maintain significant liquidity in the form of committed credit facilities and other sources as previously discussed, which enable the funding of liabilities as they become due.

SOURCES AND USES OF CASH

	Nine months ended September 30,
	2024	2023
(millions of Canadian dollars)
Operating activities	8,938	10,389
Investing activities	(15,915)	(3,503)
Financing activities	2,943	(5,146)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	151	—
Net change in cash and cash equivalents and restricted cash	(3,883)	1,740

Significant sources and uses of cash for the nine months ended September 30, 2024 and 2023 are summarized below:

Operating Activities
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

Investing Activities
Cash used in investing activities includes capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Cash used in investing activities is also impacted by acquisitions, dispositions and changes in contributions to, and distributions from, our equity investments. The increase in cash used in investing activities period-over-period was primarily due to the acquisitions of EOG, Questar, PSNC, and Tomorrow RNG, as well as our contributions to acquire an equity interest in the Whistler Parent JV, which were partially offset by proceeds received from the disposition of our interests in the Alliance Pipeline, Aux Sable and NRGreen.

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

The factors above were partially offset by:

•higher long-term debt repayments and lower long-term debt issuances in 2024 when compared to the same period in 2023;
•the absence in 2024 of the public offering of common shares, which closed on September 8, 2023 for gross proceeds of $4.6 billion; and

•increased common share dividend payments primarily due to the increase in our common share dividend rate and an increase in the number of common shares outstanding.
SUMMARIZED FINANCIAL INFORMATION

On January 22, 2019, Enbridge entered into supplemental indentures with its wholly-owned subsidiaries, Spectra Energy Partners, LP (SEP) and Enbridge Energy Partners, L.P. (EEP) (together, the Partnerships), pursuant to which Enbridge fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations of the Partnerships with respect to the outstanding series of notes issued under the respective indentures of the Partnerships. Concurrently, the Partnerships entered into a subsidiary guarantee agreement pursuant to which they fully and unconditionally guaranteed, on a senior unsecured basis, the outstanding series of senior notes of Enbridge. The Partnerships have also entered into supplemental indentures with Enbridge pursuant to which the Partnerships have issued full and unconditional guarantees, on a senior unsecured basis, of senior notes issued by Enbridge subsequent to January 22, 2019. As a result of the guarantees, holders of any of the outstanding guaranteed notes of the Partnerships (the Guaranteed Partnership Notes) are in the same position with respect to the net assets, income and cash flows of Enbridge as holders of Enbridge's outstanding guaranteed notes (the Guaranteed Enbridge Notes), and vice versa. Other than the Partnerships, Enbridge subsidiaries (including the subsidiaries of the Partnerships, collectively, the Subsidiary Non-Guarantors), are not parties to the subsidiary guarantee agreement and have not otherwise guaranteed any of Enbridge's outstanding series of senior notes.

Consenting SEP notes and EEP notes under Guarantees

SEP Notes[1]	EEP Notes[2]
3.50% Senior Notes due 2025	5.88% Notes due 2025
3.38% Senior Notes due 2026	5.95% Notes due 2033
5.95% Senior Notes due 2043	6.30% Notes due 2034
4.50% Senior Notes due 2045	7.50% Notes due 2038
5.50% Notes due 2040
7.38% Notes due 2045
1As at September 30, 2024, the aggregate outstanding principal amount of SEP notes was approximately US$2.2 billion.
2As at September 30, 2024, the aggregate outstanding principal amount of EEP notes was approximately US$2.4 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
2.50% Senior Notes due 2025	3.95% Senior Notes due 2024
2.50% Senior Notes due 2025	2.44% Senior Notes due 2025
4.25% Senior Notes due 2026	3.20% Senior Notes due 2027
1.60% Senior Notes due 2026	5.70% Senior Notes due 2027
5.90% Senior Notes due 2026	6.10% Senior Notes due 2028
3.70% Senior Notes due 2027	4.90% Senior Notes due 2028
5.25% Senior Notes due 2027	2.99% Senior Notes due 2029
6.00% Senior Notes due 2028	7.22% Senior Notes due 2030
3.13% Senior Notes due 2029	4.21% Senior Notes due 2030
5.30% Senior Notes due 2029	7.20% Senior Notes due 2032
6.20% Senior Notes due 2030	6.10% Sustainability-Linked Senior Notes due 2032
2.50% Sustainability-Linked Senior Notes due 2033	3.10% Sustainability-Linked Senior Notes due 2033
5.70% Sustainability-Linked Senior Notes due 2033	5.36% Sustainability-Linked Senior Notes due 2033
5.63% Senior Notes due 2034	4.73% Senior Notes due 2034
4.50% Senior Notes due 2044	5.57% Senior Notes due 2035
5.50% Senior Notes due 2046	5.75% Senior Notes due 2039
4.00% Senior Notes due 2049	5.12% Senior Notes due 2040
3.40% Senior Notes due 2051	4.24% Senior Notes due 2042
6.70% Senior Notes due 2053	4.57% Senior Notes due 2044
5.95% Senior Notes due 2054	4.87% Senior Notes due 2044
4.10% Senior Notes due 2051
6.51% Senior Notes due 2052
5.76% Senior Notes due 2053
5.32% Senior Notes due 2054
4.56% Senior Notes due 2064
1As at September 30, 2024, the aggregate outstanding principal amount of the Enbridge US dollar-denominated notes was approximately US$17.0 billion.
2As at September 30, 2024, the aggregate outstanding principal amount of the Enbridge Canadian dollar-denominated notes was approximately $12.8 billion.

Rule 3-10 of the US SEC Regulation S-X provides an exemption from the reporting requirements of the Exchange Act for fully consolidated subsidiary issuers of guaranteed securities and subsidiary guarantors and allows for summarized financial information in lieu of filing separate financial statements for each of the Partnerships.

The following Summarized Combined Statement of Earnings and Summarized Combined Statements of Financial Position combines the balances of SEP, EEP, and Enbridge.

Summarized Combined Statement of Earnings

Nine months ended September 30,	2024
(millions of Canadian dollars)
Operating loss	(42)
Earnings	943
Earnings attributable to common shareholders	657

Summarized Combined Statements of Financial Position

	September 30, 2024	December 31, 2023
(millions of Canadian dollars)
Cash and cash equivalents	1,712	6,525
Accounts receivable from affiliates	3,768	3,440
Short-term loans receivable from affiliates	3,388	3,291
Trade accounts receivable and unbilled revenue	45	—
Other current assets	363	491
Long-term loans receivable from affiliates	54,413	45,702
Other long-term assets	1,778	3,303
Accounts payable to affiliates	2,209	2,264
Short-term loans payable to affiliates	1,207	807
Trade payables and accrued liabilities	419	743
Other current liabilities	5,003	7,256
Long-term loans payable to affiliates	36,371	35,556
Other long-term liabilities	58,281	52,096

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

LEGAL AND OTHER UPDATES

MICHIGAN LINE 5 DUAL PIPELINES - STRAITS OF MACKINAC EASEMENT
Michigan Attorney General Lawsuit
In 2019, the Michigan Attorney General (AG) filed a complaint in the Michigan Ingham County Circuit Court (the Circuit Court) that requests the Circuit Court to declare the easement granted to Enbridge in 1953 for the operation of Line 5 in the Straits of Mackinac (the Straits) to be invalid and to prohibit continued operation of Line 5 in the Straits. On December 15, 2021, Enbridge removed the case to the US District Court in the Western District of Michigan (US District Court). The removal of the AG's case to federal court followed a November 16, 2021, ruling which held that the similar (and now dismissed) 2020 lawsuit brought by the Governor of Michigan to force Line 5's shutdown raised important federal issues that should be heard in federal court. The AG subsequently filed various motions and appeals (opposed by Enbridge) to remand the case.

On June 17, 2024, the 6th Circuit Court of Appeals (6th Circuit) overturned the US District Court’s decision and remanded the AG's lawsuit against Enbridge back to the Circuit Court. On July 15, 2024, Enbridge filed a petition for rehearing, which was denied on August 16, 2024.

A decision on the merits of the AG's case is not anticipated in the next twelve months, as the matter is still in the pretrial motion stage of the case.

Enbridge Lawsuit
On November 24, 2020, Enbridge filed in the US District Court a Complaint for Declaratory and Injunctive Relief requesting that the US District Court enjoin the State of Michigan Officials from taking any action to prevent or impede the operation of Line 5. The Government of Canada has filed a supplemental brief reiterating that the 1977 Transit Pipelines Treaty between the US and Canada has been invoked and that the matter is of great importance to Canada. This matter remains in federal court.

In January 2022, the State of Michigan Officials filed a motion to dismiss Enbridge's Complaint and Enbridge filed a motion for Summary Judgment. On July 5, 2024, the US District Court issued an Order denying the Michigan officials' motion to dismiss Enbridge's Complaint, and the State of Michigan Officials filed for an immediate appeal to the 6th Circuit. On August 29, 2024, the US District Court issued an order staying the case, pending the 6th Circuit’s decision, which is expected in 2025.

DAKOTA ACCESS PIPELINE
We own an effective interest of 27.6% in the Bakken Pipeline System, which is inclusive of the Dakota Access Pipeline (DAPL). The Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe filed lawsuits in 2016 with the US Court for the District of Columbia (the DC District Court) contesting the lawfulness of the Army Corps easement for DAPL, including the adequacy of the Army Corps' environmental review and tribal consultation process. The Oglala Sioux and Yankton Sioux Tribes also filed lawsuits alleging similar claims in 2018.

On June 14, 2017, the DC District Court found the Army Corps' environmental review to be deficient and ordered the Army Corps to conduct further study concerning spill risks from DAPL.

On March 25, 2020, in response to amended complaints from the Tribes, the DC District Court found that the Army Corps' subsequent environmental review completed in August 2018 was also deficient and ordered the Army Corps to prepare an Environmental Impact Statement (EIS) to address unresolved controversy pertaining to potential spill impacts resulting from DAPL. On July 6, 2020, the DC District Court issued an order vacating the Army Corps' easement for DAPL and ordering that the pipeline be shut down by August 5, 2020. On that day, the US Court of Appeals for the District of Columbia Circuit stayed the DC District Court's July 6 order to shut down and empty the pipeline.

On January 26, 2021, the US Court of Appeals affirmed the DC District Court's decision, holding that the Army Corps is required to prepare an EIS and that the Army Corps' easement for DAPL is vacated. The US Supreme Court subsequently denied the request of Dakota Access, LLC to review the decision that an EIS is required. The US Court of Appeals also determined that, absent an injunction proceeding, the DC District Court could not order DAPL's operations to cease. While not an issue before, the US Court of Appeals also recognized that the Army Corps could consider whether to allow DAPL to continue to operate in the absence of an easement. The Army Corps earlier indicated that it did not intend to exercise its authority to bar DAPL's continued operation, notwithstanding the absence of an easement.

On September 8, 2023, the Army Corps issued its draft EIS, which assesses the impacts of DAPL under five alternative scenarios: denying the easement removing the pipeline; denying the easement and leaving the pipeline in place; granting the easement with the prior conditions (which allow for the ongoing operation, maintenance and ultimate removal of the pipeline and its related facilities); granting the easement with some new safety conditions; and rerouting the pipeline. The Army Corps did not identify a preferred alternative. The public comment period that commenced on the issuance of the draft EIS closed on December 13, 2023. The pipeline remains operational while the environmental review process continues.

On October 15, 2024, the Standing Rock Sioux Tribe filed a complaint in the DC District Court against the Army Corps, among others, seeking a permanent injunction prohibiting the continued operation of DAPL. The main allegations of the complaint are that the Army Corps is unlawfully permitting DAPL to continue to operate without an easement and without a determination under the National Environmental Policy Act, and that the Army Corps has failed to require that a compliant Facility Response Plan be submitted. Several of the claims are similar to those in the litigation described above.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at September 30, 2024, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting
Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ENBRIDGE INC.
(Registrant)

Date:	November 1, 2024	By:	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2024	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)