Form 10-K/A
period 2024-12-31
ENBRIDGE INC
filed 2025-03-11
CIK 895728

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
10-K
from its management proxy circular.
Enbridge Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 (the “Original Filing”) on February 14, 2025. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
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
All references to our websites and to our Canadian management proxy circular, dated March 4, 2025 and filed with the SEC on March 11, 2025 as Exhibit 99.1 to our Current Report on Form
8-K
(the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF REGISTRANT

Director nominee profiles

Shareholders elect directors to the Board for a term of one year, expiring at the end of the next annual meeting. The profiles that follow provide information about the nominated directors, including their backgrounds, experience, current directorships, Enbridge shares and deferred share units held and the Board committees they sit on. Additional information about the skills and experience of our director nominees can be found beginning on page 18. There is no familial relationship between any of the current or nominated directors and our executive officers.

Q

Which Enbridge facility visit over the past year has enhanced your perspective of Enbridge, and how?

A

“This past year, I had the opportunity to visit the Enbridge Ingleside Energy Center – the largest crude oil export terminal by volume in North America. This visit highlighted the key strategic role that the Ingleside Terminal plays in connecting North American energy to international markets. I also had the opportunity to tour the Edmonton Terminal, the starting point of our Liquids Pipelines Mainline, and the Control Centre, which provided a first-hand opportunity to see the people and technologies it takes to operate our systems safely and reliably every day. These boots-on-the ground interactions enhance our understanding of Enbridge’s business and help the Board exercise its stewardship role.”

Mayank (Mike) M. Ashar
Age 69 Calgary, Alberta, Canada Independent		Director since July 29, 2021 Latest date of retirement: May 2030	2024 annual meeting votes for: 97.30%

Mr. Ashar has been Principal at Bison Refining and Trading LLC since 2018. He was previously an Advisor at Reliance Industries Limited from 2016 to 2018 and an Executive Director, Managing Director and Chief Executive Officer of Cairn Energy India Ltd. from 2014 to 2016. Prior to that, Mr. Ashar served as President of Irving Oil Ltd. from 2008 to 2013. He held various senior leadership positions at Suncor Energy Inc. from 1987 to 2008. Mr. Ashar holds a Master of Business Administration, Bachelor of Arts, Master of Engineering and a Bachelor of Science from the University of Toronto. Mr. Ashar is a member of the Institute of Corporate Directors.

Enbridge Board/Board committee memberships				Meeting attendance[1]
Board of Directors			5 out of 5	100%
Governance			4 out of 4	100%
Human Resources and Compensation			4 out of 4	100%
Total			13 out of 13	100%
Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	64,000	29,397	$5,616,896	$1,359,099
Other board/board committee memberships[6]
N/A
Former US-listed company directorships (last 5 years)
Teck Resources Ltd.

Q

What do you think is a key risk for the Company and how is the Board working with management to proactively manage that risk?

A

“One of the key risks for the Company is ensuring safety and reliability across our operations. The Board of Directors takes this risk very seriously and our Safety and Reliability Committee works closely with management to help the Board understand this risk at a deep level and ensure we have the appropriate management systems in place. By maintaining a strong safety culture and a disciplined approach to risk mitigation, the Board and management work together to ensure that safety and reliability remain foundational to our success and growth.”

Gaurdie E. Banister
Age 67 Houston, Texas, USA Independent		Director since November 4, 2021 Latest date of retirement: May 2033	2024 annual meeting votes for: 97.62%

Mr. Banister is the founder and CEO of Different Points of View, a private firm that provides advisory services in the areas of leadership and safety. He served as President & CEO of Aera Energy LLC, an oil and gas exploration and production company jointly owned by Shell Oil Company and ExxonMobil from 2007 until his retirement in 2015. Prior to that, Mr. Banister held various senior leadership positions at Shell from 1980 to 2007. Mr. Banister holds a Bachelor of Science in Metallurgical Engineering from the South Dakota School of Mines and Technology. In February 2023, Mr. Banister was recognized as one of the Top 25 Black Board Members in the U.S. by BoardProspects.

Enbridge Board/Board committee memberships				Meeting attendance[1]
Board of Directors			5 out of 5	100%
Audit, Finance and Risk			4 out of 4	100%
Safety and Reliability (Chair)			4 out of 4	100%
Total			13 out of 13	100%
Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	24,245	15,501	$2,390,324	$1,359,099
Other board/board committee memberships[6]
Public[6]
Dow, Inc. (public materials science company)			• Director • Member, compensation and leadership development committee and the health, safety, environment & technology committee
Private[6]
Russell Reynolds Associates (leadership advisory and search firm)			• Chair • Member, compensation committee
Former US-listed company directorships (last 5 years)
Tyson Foods

Q

In what notable ways has the Board evolved over your tenure as a director?

A

“We’ve had significant Board refreshment over the past several years – we are now more diverse in gender, ethnicity, experience and age, which has really helped to bring new perspectives and energy to the Board. And as our strategy has evolved, so too has the skillset of the directors that serve on the Board, including incorporating expertise in areas such as energy transition, public policy and regulation, and cybersecurity. By continuously updating our skills and knowledge, we ensure that the Board remains well-equipped to provide effective oversight and strategic guidance for the Company.”

Susan M. Cunningham
Age 69 Houston, Texas, USA Independent		Director since February 13, 2019 Latest date of retirement: May 2031	2024 annual meeting votes for: 96.95%

Ms. Cunningham was an Advisor for Darcy Partners from 2017 until 2019. From 2014 to 2017, Ms. Cunningham was Executive Vice President, EHSR (Environment, Health, Safety, Regulatory) and New Frontiers (global exploration, new ventures, geoscience and business innovation) at Noble Energy, Inc. From 2001 to 2013, she held various senior management roles with Noble Energy, Inc. Prior thereto, Ms. Cunningham held positions with Texaco U.S.A., Statoil Energy, Inc. and Amoco Corporation. Ms. Cunningham holds a Bachelor of Arts in Geology and Geography from McMaster University, is a graduate of Rice University’s Executive Management Program, and is an executive coach. She was also Chair of the OTC (Offshore Technology Conference) from 2010 to 2011.

Enbridge Board/Board committee memberships				Meeting attendance[1]
Board of Directors			5 out of 5	100%
Sustainability (Chair)			4 out of 4	100%
Human Resources and Compensation			4 out of 4	100%
Total			13 out of 13	100%
Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	3,502	30,686	$2,056,066	$1,359,099
Other board/board committee memberships[6]
Public[6]
Chord Energy Corporation (formerly known as Whiting Petroleum Corporation) (oil and gas exploration and production)			• Chair
Former US-listed company directorships (last 5 years)
Oil Search Limited

Q

What action is the Company taking to increase shareholder value?

A

“We are committed to being a first-choice investment opportunity today and into the future. Enbridge’s business model is designed to succeed and deliver reliable cash flow in all market cycles. In 2024, we announced our 30th consecutive annual increase to the common share dividend – and consistent dividend growth remains an important component of our investor value proposition, underpinning our dividend aristocrat status. We’re positioned to grow our business well into the future – and our balance sheet strength helps to ensure we can optimize shareholder returns.”

Gregory L. Ebel
Age 60 Houston, Texas, USA Not Independent		Director since February 27, 2017 Latest date of retirement: May 2039	2024 annual meeting votes for: 96.09%

Mr. Ebel was appointed as President and Chief Executive Officer of Enbridge on Jan. 1, 2023, and continues to sit as a member of the Board of Directors. Mr. Ebel was Chair of the Board from 2017 to 2022. He served as Chairman, President and CEO of Spectra Energy from 2009 until 2017. Prior to that time, Mr. Ebel served as Spectra Energy’s Group Executive and Chief Financial Officer beginning in 2007. He served as President of Union Gas Limited from 2005 until 2007, and Vice President, Investor & Shareholder Relations of Duke Energy Corporation from 2002 until 2005. Mr. Ebel joined Duke Energy in 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel holds a Bachelor of Arts (Honours) from York University and is a graduate of the Advanced Management Program at the Harvard Business School. Mr. Ebel has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

Enbridge Board/Board committee memberships[7]				Meeting attendance[1]
Board of Directors			5 out of 5	100%
Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares (excluding stock options)[4]	Minimum required[8]
	672,484	58,778	$43,978,097	N/A
Other board/board committee memberships[6]
Public[6]
The Mosaic Company (public producer and marketer of concentrated phosphate and potash)			• Chair of the Board • Member, audit committee and corporate governance and nominating committee
Former US-listed company directorships (last 5 years)
Baker Hughes Company

Q

What action is the Board taking to lead the Company through the energy transition?

A

“Enbridge has a long history of sustainability and innovation. To be resilient and thrive through the energy transition, Enbridge must continue to be adaptable – constantly evolving to meet the needs of our stakeholders. By engaging in year-round strategic planning and fundamentals, the Board is directly involved in driving sustainability practices and positioning the Company to support the energy transition.

Part of this is ensuring that our Board members possess the necessary expertise to navigate this complex landscape. For example, as President & CEO of a fuel cell company, I can bring those insights and perspectives to our Board.”

Jason B. Few
Age 58 Westport, Connecticut, USA Independent	Director since May 4, 2022 Latest date of retirement: May 2041	2024 annual meeting votes for: 97.55%

Mr. Few is President & CEO of FuelCell Energy, Inc., a global leader in manufacturing stationary fuel cell energy platforms for decarbonizing power and producing hydrogen. FuelCell Energy’s purpose is to enable a world empowered by clean energy. For more than 35 years, Mr. Few has been a business leader, entrepreneur, and technology leader across various industries. He is also the founder and senior managing partner of BJF Partners, LLC, a privately held strategic transformation consulting firm, where he has served since 2016. Mr. Few has worked at the intersection of transformation across technology and energy for Global Fortune 500, small/midcap, and privately held energy, technology, and telecommunication firms, including NRG/Reliant, Continuum Energy, Motorola, AT&T, and Sustayn Analytics L.L.C. Mr. Few holds a Master of Business Administration from Northwestern University’s J.L. Kellogg School of Management, and a Bachelor of Business Administration (Computer Systems in Business) from Ohio University School of Business.

Enbridge Board/Board committee memberships			Meeting attendance[1]
Board of Directors		5 out of 5	100%
Audit, Finance and Risk		4 out of 4	100%
Sustainability		4 out of 4	100%
Safety and Reliability[9]		2 out of 2	100%
Total		15 out of 15	100%
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
–	11,404	$685,837	$1,359,099
Other board/board committee memberships[6]
Public[6]
FuelCell Energy, Inc. (molten carbonate fuel cell technology company)		• Director • Chair, executive committee
Private6
Atlantic Aviation (flight support and ground handling services company)		• Director • Member, ESG committee
Former US-listed company directorships (last 5 years)
Marathon Oil Corporation

Q

What interested you most about joining the Enbridge Board of Directors?

A

“What interested me most about joining the Board is Enbridge’s unwavering commitment to safety, integrity, respect, and inclusion. These values resonate deeply with my own professional principles and experiences. With over 40 years in the energy industry, I have always prioritized these principles in my work. Additionally, Enbridge’s strategic vision and leadership in the energy sector are impressive. The Company’s focus on sustainability, innovation, and growth in both traditional and renewable energy sources present exciting opportunities. I look forward to working with my fellow Board members and the management team to navigate the challenges and opportunities ahead, and to help drive Enbridge’s strategic priorities forward.”

Douglas L. Foshee
Age 65 Houston, Texas, USA Independent	Director since January 1, 2025 Latest date of retirement: May 2035

Mr. Foshee is the owner and founder of Sallyport Investments, a family office investing in private equity and venture capital. He has more than 40 years of energy industry experience, including as Chair, President and CEO of El Paso Corporation from 2003 to 2012, as Chief Financial Officer and then Chief Operations Officer of Halliburton Company from 2001 to 2003, and as Chair, President and CEO of Nuevo Energy from 1996-2001. Mr. Foshee holds a Master of Business Administration (Finance and Public Administration) from Rice University and a Bachelor of Business Administration from Texas State University.

Enbridge Board/Board committee memberships			Meeting attendance[1]
Board of Directors[10]			N/A
Human Resources and Compensation Committee[10]
Safety and Reliability Committee[10]
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
5,000	–	300,700	$1,359,099
Other board/board committee memberships[6]
Private
Combined Arms (organization delivering innovative SaaS technology that optimizes connection to resources, improving the quality of life for veterans and military families)		• Chair
Former US-listed company directorships (last 5 years)
Marathon Oil Corporation

Q

How did the new director orientation enhance your understanding of the Company?

A

“I joined the Enbridge Board in May of last year and was impressed with Enbridge’s director orientation program. I had the opportunity to meet with the Chair of the Board, the President & CEO, and various senior management members. These discussions provided valuable insights into the Company’s strategic priorities and operational challenges. Overall, the orientation program was comprehensive and tailored to my individual needs and areas of interest, allowing me to quickly get up to speed and contribute effectively to the Board’s oversight and strategic guidance.”

Theresa B.Y. Jang
Age 60 Calgary, Alberta, Canada Independent	Director since May 8, 2024 Latest date of retirement: May 2040	2024 annual meeting votes for: 99.56%

Ms. Jang served as Executive Vice President and Chief Financial Officer for Stantec Inc., a top-tier global engineering and design firm, from 2019 until her retirement in 2024. Prior thereto, Ms. Jang spent more than 25 years in the North American energy infrastructure sector, including serving as Senior Vice President and Chief Financial Officer for Veresen Inc. from 2014 to 2017. From 2006 to 2014, Ms. Jang held various financial leadership roles with Veresen. Prior thereto, Ms. Jang held positions with TransCanada Corporation (now TC Energy Corporation). Ms. Jang holds a Bachelor of Commerce (Accounting) from the University of Calgary and is a Fellow of the Chartered Professional Accountants. Ms. Jang was named as one of Canada’s Top 100 Most Powerful Women by the Women’s Executive Network in 2022. In 2024, she was inducted into the Hall of Fame by IR Magazine, awarded CFO of the year by Environmental Financial Consulting Group, and was named one of Canada’s Best Executives by The Globe and Mail Report on Business.

Enbridge Board/Board committee memberships			Meeting attendance[1]
Board of Directors[11]		3 out of 3	100%
Audit, Finance and Risk[11]		2 out of 2	100%
Sustainability[11]		2 out of 2	100%
Total		7 out of 7	100%
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
16,516	4,872	$1,286,274	$1,359,099
Other board/board committee memberships[6]
Private[6]
STARS Air Ambulance (non-profit organization that provides emergency medical transport across Western Canada)		• Director • Chair, audit committee

Q

What was your most memorable interaction with Enbridge employees over the past year, and what value did it bring in your role as a director?

A

“One of my most memorable interactions with Enbridge employees over the past year was participating in the fireside chat hosted by Women@Enbridge, alongside my fellow Board member, Susan Cunningham. This event provided a unique opportunity to engage with a diverse group of employees and discuss our career journeys, views on success, and strategies for overcoming challenges. The fireside chat was not only an inspiring experience but also incredibly valuable in my role as a director – it allowed me to gain deeper insights into the perspectives and aspirations of our employees. Hearing their stories and understanding their challenges reinforced the importance of fostering an inclusive and supportive work environment at Enbridge.”

Teresa S. Madden
Age 69 Boulder, Colorado, USA Independent	Director since February 12, 2019 Latest date of retirement: May 2031	2024 annual meeting votes for: 97.08%

Ms. Madden was the Executive Vice President and Chief Financial Officer of Xcel Energy, Inc., an electric and natural gas utility, from 2011 until her retirement in 2016. She joined Xcel in 2003 as Vice President, Finance, Customer & Field Operations and was named Vice President and Controller in 2004. Prior thereto, Ms. Madden served as Controller of Rogue Wave Software, Inc. as well as New Century Energies and Public Service Company of Colorado, predecessor companies of Xcel Energy. Ms. Madden holds a Bachelor of Science in Accounting from Colorado State University and a Master of Business Administration from Regis University. Ms. Madden has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

Enbridge Board/Board committee memberships			Meeting attendance[1]
Board of Directors		5 out of 5	100%
Audit, Finance and Risk (Chair)		4 out of 4	100%
Governance		4 out of 4	100%
Total		13 out of 13	100%
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
5,454	29,277	$2,088,722	$1,359,099
Other board/board committee memberships[6]
Public[6]
The Cooper Companies, Inc. (medical device company)		• Director • Chair, audit committee • Member, organization and compensation committee
Former US-listed company directorships (last 5 years)
Peabody Energy Corp.

Q

What was the most

valuable takeaway from the Board’s interactions with the Indigenous Advisory Group (“IAG”) in 2024?

A

“The most valuable takeaway was the profound understanding that “business must move at the speed of trust.” This insight was shared by a member of the IAG during our first in-person meeting, which underscored the importance of building and maintaining strong relationships with Indigenous and Tribal communities. Our meetings with the IAG have provided invaluable cultural guidance and Indigenous perspectives on business decisions that impact our people and communities. Overall, the engagement with the IAG has enriched our understanding of Indigenous perspectives and has reinforced the importance of trust and collaboration in achieving mutually beneficial outcomes.”

Manjit Minhas
Age 44 Calgary, Alberta, Canada Independent	Director since November 28, 2023 Latest date of retirement: May 2056	2024 annual meeting votes for: 99.46%

Ms. Minhas is an entrepreneur and venture capitalist in the liquor industry as CEO and co-founder of Minhas Brewery, Distillery and Winery since 1999. Ms. Minhas has extensive business and entrepreneurial experience in brand development, marketing, sales management and retail negotiation and holds an ESG designation and certification from Competent Boards. Ms. Minhas was appointed as a member of the Council of the Alberta Order of Excellence, effective January 1, 2025.

Enbridge Board/Board committee memberships			Meeting attendance[1]
Board of Directors		5 out of 5	100%
Sustainability		4 out of 4	100%
Safety and Reliability		4 out of 4	100%
Total		13 out of 13	100%
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
336	4,095	$266,480	$1,359,099
Other board/board committee memberships[6]
Private[6]
ATB Financial (financial institution and Crown corporation wholly owned by the Province of Alberta)		• Director • Member, human resources committee • Member, risk and governance committee
YYC Calgary Airport Authority (not-for-profit, non-share capital corporation responsible for the operation and management of YYC Calgary International Airport)		• Director • Member, audit committee • Member, planning and development committee

Q

What do you view as the hallmarks of a healthy corporate governance framework?

A

“Good governance really hinges on the tone set at the top and the cultivation of a strong, ethical culture. Leaders must demonstrate transparency and accountability, ensuring that these values permeate every level of the organization. By emphasizing clear accountability, proactive risk management, and regular stakeholder engagement, organizations can build a governance structure that not only supports sustainable growth but also enhances trust and credibility with all stakeholders.”

Stephen S. Poloz
Age 69 Ottawa, Ontario, Canada Independent	Director since June 4, 2020 Latest date of retirement: May 2031	2024 annual meeting votes for: 97.60%

Mr. Poloz was Governor of the Bank of Canada from 2013 until his retirement in 2020, in which capacity he served as Chair of the Board of Directors, and on the Board of Directors of the Bank for International Settlements. Prior thereto, Mr. Poloz spent 14 years with Export Development Canada, in various roles including Chief Economist, Head of Lending, and President & Chief Executive Officer. He previously spent five years at BCA Research as managing editor of The International Bank Credit Analyst, and 14 years at the Bank of Canada in economic research and forecasting. He holds a Bachelor of Arts (Honours) in Economics from Queen’s University, and an MA and PhD in Economics from the University of Western Ontario. He is an Honourary Certified International Trade Professional and a graduate of Columbia University’s Senior Executive Program. He is also author of The Next Age of Uncertainty: How the World Can Adapt to a Riskier Future, published by Penguin Random House Canada. In 2024, Mr. Poloz was named an Officer of the Order of Canada.

Enbridge Board/Board committee memberships			Meeting attendance[1]
Board of Directors		5 out of 5	100%
Audit, Finance and Risk[12]		2 out of 2	100%
Governance (Chair)		4 out of 4	100%
Safety and Reliability[12]		2 out of 2	100%
Total		13 out of 13	100%
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
1,736	28,099	$1,794,277	$1,359,099
Other board/board committee memberships[6]
Public[6]
CGI Inc. (IT and business consulting services company)		• Director • Member, audit and risk management committee

Q

There has been significant Board refreshment over the past several years – what does the Board look for when recruiting new directors?

A

“Strong Board refreshment practices ensure we consistently introduce new ideas and expertise, to help guide Enbridge through an evolving energy landscape. When recruiting new directors, the Governance Committee follows a rigorous process to identify candidates who can best advance the Company’s strategic priorities. We believe that having more diverse perspectives in the boardroom leads to more robust dialogue and drives better decisions. The key is to make sure our director recruitment criteria evolve alongside the business strategy and responds to market challenges.”

S. Jane Rowe
Age 65 Toronto, Ontario, Canada Independent	Director since November 4, 2021 Latest date of retirement: May 2034	2024 annual meeting votes for: 97.29%

Ms. Rowe served as Vice Chair, Investments, Ontario Teachers’ Pension Plan from 2020 until her retirement in 2023. From 2019 to 2020, she was Executive Managing Director, Equities, at Ontario Teachers, an independent organization responsible for administering and managing the assets of the Ontario Teachers’ Pension Plan. Prior to that, she was Senior Managing Director, Ontario Teachers’ Private Capital from 2010 to 2019. Ms. Rowe held several executive positions at Scotiabank from 1987 to 2010, including President and Chief Executive Officer of Scotia Mortgage Corporation and Roynat Capital Inc. Ms. Rowe holds a Master of Business Administration from York University, Schulich School of Business and a Bachelor of Commerce (Honours) from Memorial University. Ms. Rowe is a member of the Institute of Corporate Directors.

Enbridge Board/Board committee memberships			Meeting attendance[1]
Board of Directors		5 out of 5	100%
Governance		4 out of 4	100%
Human Resources and Compensation		4 out of 4	100%
Total		13 out of 13	100%
Enbridge shares and DSUs held[2]
Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
35,903	13,469	$2,969,232	$1,359,099
Other board/board committee memberships[6]
Public[6]
TD Bank Financial Group (Canadian multinational banking and financial services corporation)		• Director • Member, audit committee
Private[6]
CFPT Trustee Inc. (wholly-owned subsidiary of Cadillac Fairview, owner, operator, investor and developer of properties in North America)		• Director • Chair, human resources and compensation committee • Member, governance committee

Q

In your view, what factors are important in a succession planning strategy for the CEO and senior management?

A

“A successful succession planning strategy involves several key factors. It requires a strategic approach aligned with the company’s long-term goals, the development of a strong internal talent pipeline, and regular assessments of potential leaders. The Human Resources and Compensation Committee plays a pivotal role in this process by overseeing executive development, conducting regular assessments of potential leaders, and aligning our practices with industry best standards. This holistic approach positions Enbridge to be well-prepared for future leadership transitions with capable and visionary leaders.”

Steven W. Williams
Age 69 Calgary, Alberta, Canada Independent		Director since May 4, 2022 Latest date of retirement: May 2031	2024 annual meeting votes for: 92.85%

Mr. Williams has more than 40 years of international energy industry experience. He served as Chief Executive Officer of Suncor Energy from 2012 until his retirement in 2019 and as President from 2011 to 2018. Prior to that, Mr. Williams held various senior leadership roles at Suncor and for 18 years at Esso/Exxon. Mr. Williams is one of 12 founding Chief Executive Officers of Canada’s Oil Sands Innovation Alliance and attended the 2015 United Nations Climate Change Conference in Paris as an official member of the Government of Canada delegation. Mr. Williams has a Bachelor of Science (Honours) in chemical engineering from Exeter University and is a Fellow of the Institution of Chemical Engineers. He is also a graduate of the business economics program at Oxford University and the advanced management program at Harvard Business School. Mr. Williams is a member of the Institute of Corporate Directors.

Enbridge Board/Board committee memberships				Meeting attendance[1]
Board of Directors			5 out of 5	100%
Human Resources and Compensation (Chair)			4 out of 4	100%
Safety and Reliability			4 out of 4	100%
Total			13 out of 13	100%
Enbridge shares and DSUs held[2]
	Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]
	32,282	24,026	$3,386,363	$1,359,099
Other board/board committee memberships[6]
Public[6]
Alcoa Inc. (public aluminum manufacturing company)[13]			• Chair of the Board
Smiths Group plc (engineering and technology company)			• Chair of the Board • Chair, nomination and governance committee • Member, remuneration and people committee • Chair, separation oversight committee

[1]  Percentages are rounded to the nearest whole number. Includes all meetings held in 2024.

[2]  Based on information provided by the director nominees and is as at the date of this Amendment No. 1.

[3] DSUs refer to deferred share units, as defined on page 66.

[4] Total market value = number of common shares and DSUs × closing price of Enbridge shares on the TSX on March 4, 2025 of $60.14, rounded to the nearest dollar.

[5]  Directors must hold at least three times their annual US$315,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.4382, the published WM/Reuters 4 pm London exchange rate for December 31, 2024. All current directors meet or exceed this requirement except Mr. Few, Ms. Minhas, Ms. Jang and Mr. Foshee, who have until May 4, 2027, November 28, 2028, May 8, 2029, and January 1, 2030, respectively, to meet this requirement.

[6] Public means a corporation or trust that is a reporting issuer in Canada, a registrant in the U.S., or both, that has publicly listed equity securities. Private means a corporation, trust, or other entity that is not a reporting issuer or registrant.

[7]  Mr. Ebel is not a member of any Board committee, but as a director and President & CEO, he attends their meetings upon request.

[8] As President & CEO, Mr. Ebel is required to hold Enbridge shares equal to eight times his base salary (see page 42).

9 Mr. Few ceased being a member of the Safety and Reliability Committee on May 8, 2024.

10  Mr. Foshee was appointed to the Board on January 1, 2025 and was appointed to the Human Resources and Compensation “HRC” Committee and Safety and Reliability Committee on February 12, 2025.

11  Ms. Jang was appointed to the Board, Audit, Finance and Risk Committee and Sustainability Committee on May 8, 2024.

[12]  Mr. Poloz ceased being a member of the Audit, Finance and Risk Committee and was appointed to the Safety and Reliability Committee on May 8, 2024.

[13]  Mr. Williams is not standing for re-election as a director of Alcoa Inc. at their 2025 Annual Meeting of Stockholders.

Retiring director

Pursuant to our director tenure policy, as set out in our Governance Guidelines, Pamela Carter is not standing for re-election as a director of Enbridge and will retire at the end of the Meeting as she will have reached the age of 75. Ms. Carter was appointed as Chair of the Board effective January 1, 2023. and has served as a director since February 27, 2017. She was the Vice President of Cummins Inc. and President of Cummins Distribution Business, a division of Cummins Inc., a designer, manufacturer and marketer of diesel engines and related components and power systems, from 2008 until her retirement in 2015. Ms. Carter joined Cummins Inc. in 1997 as Vice President – General Counsel and Corporate Secretary and held various management positions within Cummins. Prior to joining Cummins Inc., Ms. Carter served in the private practice of law as partner and associate and in various capacities with the State of Indiana, including Parliamentarian in the Indiana House of Representatives, Deputy Chief-of-Staff to Governor Evan Bayh, Executive Assistant for Health Policy and Human Services and Securities Enforcement Attorney for the Office of the Secretary of State. She served as the Attorney General for the State of Indiana from 1993 to 1997 and was the first African American woman to be elected state attorney general in the U.S.

Ms. Carter holds a Bachelor of Arts from the University of Detroit, a Master of Social Work from the University of Michigan, a Doctor of Jurisprudence from McKinney School of Law, Indiana University, and completed the Harvard Kennedy School program, Senior Executives in State and Local Government. Ms. Carter has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division.

Ms. Carter received a 2018 Sandra Day O’Connor Board Excellence Award honouring her for her demonstrated commitment to board excellence and diversity. She also received an award as one of the top 100 board members from NACD in 2018 and top 25 director from Black Enterprise Magazine in 2018. Ms. Carter was named by Savoy Magazine as one of the 2021 Most Influential Black Corporate Directors.

Ms. Carter’s other public company board and committee memberships are as follows:

Public
Hewlett Packard Enterprise Company (public technology company) Broadridge Financial Solutions Inc. (public financial services company)	• Director • Chair, human resources and compensation committee • Member, audit committee • Director • Chair, audit committee • Member, governance and nominating committee

Independence

The Governance Committee is responsible for ensuring the Board functions independently of management. The majority of our directors must be independent, as defined by Canadian securities regulators in NI 52-110, NYSE rules and SEC rules and regulations. Our Governance Guidelines, available on our website (enbridge.com), provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if each director is independent and makes this determination annually or more frequently, as required.

The Board has determined that 11 of our 12 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Mr. Tutcher, who retired from the Board on May 8, 2024, and Ms. Carter, who is retiring and not standing for re-election as a director at the Meeting, were also independent. Each of the Board’s five standing committees is comprised entirely of independent directors.

Current Board committee participation

The following table outlines Board committee participation as of the date of this Amendment No. 1. Each of our Board committees is comprised entirely of independent Board members. Gregory L. Ebel is not a member of any Board committees but attends committee meetings in his capacity as President & CEO.

Audit, Finance and Risk Committee	Sustainability Committee	Governance Committee	Human Resources and Compensation Committee	Safety and Reliability Committee

Teresa S. Madden (Chair)[1]	Susan M. Cunningham (Chair)	Stephen S. Poloz (Chair)	Steven W. Williams (Chair)	Gaurdie E. Banister (Chair)

Gaurdie E. Banister	Jason B. Few	Mayank M. Ashar	Mayank M. Ashar	Douglas L. Foshee

Jason B. Few[1]	Theresa B.Y. Jang	Teresa S. Madden	Susan M. Cunningham	Manjit Minhas

Theresa B.Y. Jang[1]	Manjit Minhas	S. Jane Rowe	Douglas L. Foshee	Stephen S. Poloz

			S. Jane Rowe	Steven W. Williams

[1]

Ms. Madden, Ms. Jang and Mr. Few each qualify as an audit committee financial expert, as defined under the Exchange Act. The Board has also determined that all members of the Audit, Finance and Risk Committee are financially literate, in accordance with Canadian Securities Administrators National Instrument 52-110 — Audit Committees (“NI-52-110”) and the rules of the NYSE.

Mix of skills and experience

We maintain a skills and experience matrix for our directors that we use in our assessment of Board composition and in the recruitment of new directors. The table below indicates each director nominee’s skills and experience, based on self-assessments.

Area

Primary Industry Background

Energy	●	●	●	●	●	●	●	●				●

Utilities		●		●	●	●	●	●				●

Industrial	●	●		●	●	●	●					●

Financial Services				●		●			●	●	●

Functional Experience

Accounting/Finance/Audit/ Economics[1]	●	●	●	●	●	●	●	●		●	●	●

Capital Markets and Mergers & Acquisitions[2]		●	●	●	●	●	●	●			●	●

CEO / Executive Leadership[3]	●	●	●	●	●	●	●	●	●	●	●	●

Energy Transition[4]	●	●	●	●	●	●	●	●				●

ESG, Corporate Social Responsibility & Sustainability[5]	●	●	●	●	●	●	●	●	●	●	●	●

Governance[6]	●	●	●	●	●	●	●	●	●	●	●	●

Government, Policy, Legal & Regulatory[7]	●	●	●	●	●	●		●	●	●	●	●

Health, Safety & Environment[8]	●	●	●	●	●	●		●	●			●

Human Resources / Compensation[9]	●	●	●	●	●	●	●	●	●	●	●	●

Industry – Energy/Midstream/Utilities/ Transportation[10]	●	●	●	●	●	●	●	●				●

International Business[11]	●	●	●	●	●	●	●	●	●	●	●	●

Operations[12]	●	●	●	●	●	●			●	●	●	●

Risk Management[13]	●	●	●	●	●	●	●	●		●	●	●

Strategy and Leading Growth[14]	●	●	●	●	●	●	●	●	●	●	●	●

Information Technology/Cybersecurity[15]		●	●	●	●			●				●

[1]	Experience in financial accounting, reporting and corporate finance with knowledge of internal controls.
[2]	Experience with capital raising transactions and M&A transactions.
[3]	Experience as a CEO, CFO or executive officer of a publicly listed company or major organization.
[4]	Experience with policy, regulations, operations, transactions relating to renewable energy sources, new energy technologies, and climate change.
[5]	Understanding of ESG, corporate social responsibility and sustainability practices and their relevance to corporate success.
[6]	Experience as a board member of a publicly listed company or major organization.
[7]	Experience in, or a strong understanding of, the workings of government and public policy in Canada, U.S. and internationally, legal and regulatory, and in stakeholder engagement or management.
[8]	Thorough understanding of industry regulations and public policy and leading practices of workplace safety, health and the environment.
[9]	Strong understanding of compensation, benefit and pension programs, legislation and agreements, with specific expertise in executive compensation programs.
[10]	Experience in the energy industry (including pipelines), and knowledge of markets, financials, operational issues and regulatory issues.
[11]	Experience working in a major organization with global operations where Enbridge is or may be active.
[12]	Experience overseeing operations as a senior executive with a strong understanding of operating plans and business strategy.
[13]	Experience in risk governance, including oversight of annual review of principal risks or identifying principal risks, or monitoring or implementing a risk management program.
[14]	Experience driving strategic direction and leading growth of an organization.
[15]	Experience in information technology and data security systems.

EXECUTIVE OFFICERS OF REGISTRANT

The information regarding executive officers is included in Part I. Item 1. Business—Executive Officers of the Original Filing and is accordingly not included in this Amendment No.1.

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

We have a comprehensive system of stewardship and accountability that meets applicable Canadian and U.S. requirements, including:

•	Canadian Securities Administrators NI 52-110, National Policy 58-201 – Corporate Governance Guidelines, and National Instrument 58-101 – Disclosure of Corporate Governance Practices

•	requirements of the Canada Business Corporations Act

•	the corporate governance guidelines of the NYSE and TSX

A CULTURE OF ETHICAL CONDUCT

Statement on business conduct

Our Statement on Business Conduct (“SOBC”) is our formal statement of the expectations that apply to all individuals at Enbridge and our subsidiaries, including our directors, officers, employees, and contingent workers, as well as consultants and contractors retained by Enbridge. The SOBC outlines our expectations in various areas, including:

•	complying with the law, applicable rules and all policies

•	avoiding conflicts of interest, including examples of acceptable forms of gifts and entertainment

•	avoiding financial crimes such as anti-corruption, sanctions, money laundering and human rights violations

•	acquiring, using and maintaining Company assets (including computers and communication devices) appropriately

•	understanding data privacy, records management, and proprietary, confidential and insider information

•	protecting health, safety and the environment

•	interacting with landowners, customers, shareholders, employees and others

•	respectful workplace/no harassment

The current version of the SOBC is available on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the SOBC by posting such information on our website (enbridge.com).

On the commencement of employment with Enbridge and annually thereafter, all active Enbridge employees and contingent workers are required to complete mandatory SOBC training and certify compliance with the SOBC. Directors must also certify their compliance with the SOBC on an annual basis.

With the integration of the three U.S. gas utilities acquired in 2024, we are postponing SOBC training for these employees until later in 2025. Excluding these employees, as of the date of this Amendment No. 1, approximately 99.9% of Enbridge employees and contingent workers have certified compliance with the SOBC for the year ended December 31, 2024. All directors serving on the Board as of December 31, 2024 have also certified their compliance with the SOBC for the year ended December 31, 2024.

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

Financial literacy

The Board considers an individual to be financially literate if they can read and understand financial statements that are generally comparable to our Company’s in breadth and complexity of issues. The Board has determined that all members of the Audit, Finance and Risk Committee are financially literate, in accordance with NI 52-110 and NYSE rules. The Board has also determined that Ms. Madden, Ms. Jang, and Mr. Few each qualify as an audit committee financial expert, as defined under the Exchange Act. The Board bases this determination on each director’s education, skills and experience.

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

Compensation committee interlocks and insider participation

During 2024, no two director nominees were members of the same board of directors of another public company.

Compensation discussion and analysis

The following compensation discussion and analysis describes the 2024 compensation programs for our Named Executive Officers (“NEOs”).

2024 NEOs

Gregory L. Ebel President & CEO

Patrick R. Murray Executive Vice President & Chief Financial Officer (“CFO”)

Cynthia L. Hansen Executive Vice President & President, Gas Transmission & Midstream

Colin K. Gruending Executive Vice President & President, Liquids Pipelines

Reginald D. Hedgebeth[1] Executive Vice President, External Affairs & Chief Legal Officer

Executive summary

The HRC Committee works on behalf of shareholders to ensure our executive compensation programs are aligned with performance, designed to retain top talent, and motivate Enbridge’s senior leaders to bring our vision, values and strategy to life. We are pleased to share our approach to executive compensation and highlight key accomplishments we considered in determining 2024 compensation awards for the executive leadership team. The decisions related to executive compensation are guided by our compensation philosophy and reflect our ongoing desire to drive sustainable growth and create long-term value, positioning us to be the first-choice energy delivery company for our customers, communities, shareholders and employees.

Advancing strategic priorities

At Enbridge, our commitment to a strong, growing dividend is a core component of our shareholder offering and that commitment bolsters the discipline we exercise across all capital allocation decisions we make. We prioritize attractive risk-adjusted investments in utility-like, highly predictable assets. In 2024, we added significant visibility to our growth outlook through the acquisition of three premier U.S. natural gas utilities, in addition to investing in vital infrastructure across our industry-leading footprint.

We placed over $5 billion of assets into service in 2024 across a wide range of sectors and regions and added $8 billion of accretive organic projects to our secured growth program which now sits at $26 billion. Enbridge also announced and closed three tuck-in acquisitions during the year which totaled approximately $1 billion. These additions are highly strategic natural gas and liquids assets in the Permian Basin and U.S. Gulf Coast, connected to Enbridge’s existing infrastructure, extending and optimizing our customer service offering.

Our values of Safety, Integrity, Respect, Inclusion and High Performance guide every decision made at Enbridge. Safety is, and always will be, our highest priority. Despite having strong results in many areas of safety and reliability, in 2024 we experienced incidents in our gas distribution business resulting in fatalities. These incidents have deepened our resolve to do everything possible to prevent incidents like this in the future.

[1]	Mr. Hedgebeth joined Enbridge on September 17, 2023 and was appointed Executive Vice President, External Affairs and Chief Legal Officer effective January 1, 2024.

2024 achievements

•  Achieved over 37% total shareholder return (“TSR”)

•  Record financial results, continuing our 19-year history of meeting or exceeding financial guidance

•  Announced 30th consecutive annual dividend increase

•  Completed the $19 billion acquisition of three premier U.S. natural gas utilities

•  Placed over $5 billion of growth capital into service

•  Sanctioned $8 billion of new organic growth diversified across all four business units

•  Acquired equity stakes in the Whistler Pipeline joint venture and the Delaware Basin Residue (“DBR”) system, establishing a Permian Basin natural gas footprint

•  Reached a negotiated settlement on Texas Eastern Pipeline

•  Recycled over $3 billion of capital at attractive valuations

•  Issued 23rd annual Sustainability Report

DCF per share1

[1]	DCF and DCF per share are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Appendix B.

Compensation highlights

In considering executive compensation outcomes for the year, the HRC Committee assessed performance against financial, strategic and operational objectives that were approved by the Board at the beginning of the year and evaluated in the context of our compensation philosophy. The HRC Committee and Board also reviewed key performance indicators relative to our performance peer group, including dividend per share growth, earnings per share growth, distributable cash flow (“DCF”) per share growth and TSR, and based on the review, approved the 2024 incentive payouts.

In 2024, our STIP design shifted to one company scorecard with certain variability of business unit financial performance, designed to align financial and non-financial goals to drive collective outcomes across the business. We are pleased to share that we delivered strong financial results within the financial guidance range, executed on our business strategy, and advanced goals related to environmental sustainability, social, and governance practices, resulting in overall payouts for our NEOs ranging from 149% to 163% of target.

Performance stock unit (“PSU”) awards are subject to pre-established and specific performance hurdles determined upon grant. The 2022 PSU grant vested in 2024 and achieved an overall result at target based on our three-year DCF per share growth targets and relative weighted TSR against our performance peer group over the three-year term.

The awards earned were consistent with our pay-for-performance philosophy, and more information is provided in the following materials.

Compensation philosophy

Enbridge’s approach to executive compensation is governed by the HRC Committee and approved by the Board. A rigorous pay-for-performance philosophy is embedded in our short-, medium-, and long-term compensation programs and designed to align with the interests of Enbridge shareholders and other stakeholders, through five main objectives:

Align to Enbridge’s business strategy

•  Our compensation programs are designed to motivate management to deliver exceptional value by focusing on safe and reliable operations while maintaining financial strength and flexibility and executing on growth opportunities consistent with our low-risk business model

•  Compensation program payouts are designed to align with achievement of our strategic priorities and outcomes

Align to Enbridge’s values

•  Enbridge is committed to delivering steady, visible and predictable results, and operating our assets in an ethical and responsible manner

•  Our compensation programs reward behaviours and outcomes closely aligned to our values

•  We assess performance and compliance against our sustainability metrics

Attract and retain a highly effective executive team

•  Incenting and engaging a high performing executive team is essential for achieving our strategic goals and desire to build a sustainable future for Enbridge

•  Total direct compensation is targeted at the median of our compensation benchmarking peer group of U.S. and Canadian companies to reflect Enbridge’s identity as a North American leader

•  Compensation programs reward employees for high performance and their potential for future contributions

Incent and reward for performance

•  Performance is the cornerstone of Enbridge’s compensation strategy. Our pay-for-performance approach rewards management for their contributions to the enterprise, business unit and individual results against objectives that support the achievement of our strategic priorities

•  A significant portion of the target compensation mix for the President & CEO and the other NEOs is “at risk”. Incentives are “at risk” because payout is not guaranteed, and their values are determined based on each metric’s guidance range and specific performance criteria

•  When assessing performance, the HRC Committee considers performance results in context of other qualitative factors not captured in the formal metrics, including key performance indicators relative to peers, such as TSR, dividend per share growth, DCF per share growth, earnings per share growth and others, in addition to qualitative aspects of management’s responsibilities

Enhance long-term shareholder value

•  Our compensation programs focus management on delivering strategic priorities over the long-term

•  Medium- and long-term incentives pay out over time, encouraging a longer-term view of how we create value for our shareholders

•  A significant portion of the target compensation mix for the President & CEO and NEOs is linked to medium- and long-term incentive programs

Talent management and succession planning

We take an integrated approach to talent management and succession planning using a comprehensive framework aligned to our business strategies which is overseen by the HRC Committee and the Board. Focusing on the development of executives to strengthen the overall succession pipeline enables us to retain top talent while ensuring depth of leadership capability to drive both short- and longer-term performance. Our philosophy of development and retention of executive talent supports and strengthens our culture, builds versatility and reduces business risk by providing multiple succession options.

Compensation policies and practices

Our compensation policies and practices are designed to encourage appropriate behaviours, promote strategic risk management, and align to the interests of our shareholders. The following table outlines Enbridge’s compensation policies and practices that maintain disciplined governance.

What we do	What we don’t do

•  Use a pay-for-performance philosophy whereby the majority of compensation provided to executives is “at risk”. “At risk” payouts are not guaranteed, and threshold performance must be achieved for a payout to occur. In 2024, the percentage of total target compensation considered “at risk” for the President & CEO was 89% and an average of 83% for the other NEOs

•   Count performance stock units or unexercised stock options toward share ownership requirements

•   Grant stock options with exercise prices below 100% fair market value or re-price out-of-the-money options

•   Allow repricing or cash buyout of underwater options without shareholder permission

•   Provide stock options to non-employee directors

•   Permit hedging of Enbridge securities by directors, officers, or other employees

•   Use employment agreements with single-trigger voluntary termination rights in favour of executives

•   Grant loans to directors or senior executives

•   Guarantee incentive payouts

•   Apply tax gross-ups to awards

•   Provide excessive perquisites

• Use a blend of short-, medium- and long-term incentive awards that are linked to business plans for the respective timeframe
• Incorporate risk management principles into decision-making processes to help ensure compensation programs do not encourage inappropriate or excessive risk-taking by executives
• Regularly review executive compensation programs through independent third-party experts and advisors to support regulatory compliance and ongoing alignment with shareholders
• Use both preventative and incident-based safety, environmental and operational metrics that are directly linked to short-term incentive awards with a maximum payout of 2x target

•  Executives are required to meet minimum share ownership guidelines, which are regularly reviewed to align with market practices, motivate executives to create long-term value, and align the interests of executives with those of Enbridge shareholders

•  Benchmark executive compensation programs against a compensation peer group of similar companies (by organization size, industry and geography) in North America, to assess that executives are compensated at competitive levels

•  Uphold clawback policies, including our Incentive Compensation Clawback Policy, covering all cash bonuses and equity-based incentive awards granted or paid, intended to prevent or rectify situations whereby employees engage in misconduct (defined to include fraud or willful misconduct), and the Clawback Policy for the Mandatory Recovery of Erroneously Awarded Incentive-Based Compensation, which aligns with SEC and NYSE requirements

• Use double-trigger change in control provisions within all cash and incentive plan agreements

•  Hold an annual advisory shareholder vote on our approach to executive compensation, commonly known as “say on pay” and regularly engage with shareholders on our executive compensation program philosophy

• Regularly perform quantitative modelling, stress test performance, and potential compensation scenarios to assess reasonability of executive awards as compared to our compensation peer group

Compensation governance

Enbridge’s compensation governance structure consists of the Board and the HRC Committee, with HR Consultant Mercer (Canada) Limited (“Mercer”), and others from time to time, providing independent advisory support to the HRC Committee. The HRC Committee reviews the governance structure annually against best practices and regulatory guidance.

Board and HRC Committee

The Board is responsible for the oversight of the compensation principles and programs at Enbridge. The HRC Committee approves major compensation programs and payouts to align incentive compensation accurately with the company’s performance and its pay-for-performance philosophy, including reviewing and recommending to the Board the compensation for the President & CEO. The HRC Committee also approves the compensation for the other NEOs.

The HRC Committee assists the Board in carrying out its responsibilities with respect to compensation matters by providing oversight and direction on human resources strategy, policies and programs for the NEOs, other executives and the broader employee base, including compensation, equity incentive plans, pension and benefits as well as talent management, succession planning, workforce recruitment, retention, inclusion, and employee health and safety. The HRC Committee provides oversight regarding the management of broader people-related risk, and specifically reviews the compensation programs from a risk perspective.

The members of the HRC Committee in 2024 were Steven W. Williams (Chair), Mayank (Mike) M. Ashar, Susan M. Cunningham and S. Jane Rowe. All members of the HRC Committee are independent under the independence standards discussed in this Amendment No. 1.

The members of the HRC Committee have experience in human resources and compensation, including as members of the compensation committees of other public companies. In addition, the members of the HRC Committee have executive leadership experience, strong knowledge of the energy industry, experience as directors of other public companies and a mix of other relevant skills and experience. This background provides the HRC Committee members with the collective experience, knowledge and skills to effectively carry out their responsibilities. For information on each HRC Committee member’s experience and current service on other public company boards and committees, see the director nominee profiles, beginning on page 4. For information on each HRC Committee member’s skills and experience, see the skills and experience matrix on page 18.

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

Independent advice

The HRC Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultants, outside legal counsel or other advisors it retains (each, an “Advisor”). The HRC Committee may select or receive advice from an Advisor only after taking into consideration all factors relevant to the Advisor’s independence from management including:

•	the provision of other services to Enbridge by the Advisor

•	the amount of fees received from Enbridge by the Advisor as a percentage of the Advisor’s total revenue

•	the policies and procedures of the Advisor that are designed to prevent conflicts of interest

•	any shares owned by the Advisor

•	any business or personal relationship of the Advisor with a member of the HRC Committee or with an executive officer at Enbridge

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

Since 2002, Mercer, an independent Advisor, has provided guidance to the HRC Committee on compensation matters to help ensure Enbridge’s programs are appropriate, market competitive and continue to meet intended goals. Advisory services provided by Mercer include reviewing:

•	the competitiveness and appropriateness of executive compensation programs

•	annual total direct compensation for the President & CEO and the executive leadership team

•	executive compensation governance

•	the HRC Committee’s mandate and related Board committee processes

While the HRC Committee considers the information and recommendations Mercer provides, it has full accountability for decisions within its mandate, which may reflect other factors and considerations.

Each year, the HRC Committee Chair reviews and approves the terms of engagement with Mercer, which specify the work to be done in the year, Mercer’s responsibilities and its fees. Management may also retain Mercer on compensation matters from time to time or for prescribed compensation services. The HRC Committee Chair must approve all services that are not standard in nature, considering whether the work would compromise Mercer’s independence.

In 2024, Management and the HRC Committee engaged Mercer to provide analysis and advice on various compensation matters. The following table provides a breakdown of services provided and fees paid to Mercer and its affiliates by Enbridge in 2024 and 2023:

Nature of work	Approximate fees in 2024 ($)	Approximate fees in 2023 ($)

Executive compensation related[1]	569,993	406,106

All others[2]	5,607,224	7,389,719

Total	6,177,217	7,795,825

[1]	Includes all fees related to executive compensation associated with the President & CEO and the executive leadership team.
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

Having your say

We are committed to regular shareholder engagement and appreciate your feedback. Shareholders can express their views on executive pay at our annual meeting of shareholders, where we hold an annual advisory “say on pay” vote to receive shareholder feedback. This structure helps align executive compensation with shareholder interests. While the vote is advisory and non-binding, the Board considers the results when determining Enbridge’s compensation program. The 2024 vote resulted in a favourable outcome and the HRC Committee interpreted this level of support as affirmation by our shareholders of the design and overall execution of our executive compensation programs.

Compensation risk management

The HRC Committee plays a critical governance role related to enterprise risk. In carrying out this accountability, the HRC Committee employs a number of risk mitigation practices aimed at ensuring that Enbridge’s compensation programs are designed in a manner that does not encourage individuals to take inappropriate or excessive risks that could have material adverse impact on the Company.

Compensation risk mitigation practices

Enbridge uses the following compensation practices to mitigate risk:

•	a pay-for-performance philosophy that is embedded in the compensation design

•	a mix of pay programs benchmarked against a relevant compensation peer group, which contains companies that are generally similar in size to Enbridge, primarily in terms of enterprise value, and secondarily, market capitalization and assets

•	compensation programs that include a combination of short-, medium- and long-term elements that provide executives with an incentive to consider both the immediate and long-term implications of their decisions

•	program provisions whereby executives are compensated for their short-term performance using a combination of financial performance and operational metrics in areas such as safety, project, and sustainability performance that support a balanced perspective and are a mix of both leading (proactive/preventative) and lagging (incident-based) indicators

•	a rigorous approach to goal setting and a process of establishing targets with multiple levels of performance, which mitigate excessive risk-taking that could harm Enbridge’s value or reward poor judgment of executives

•	performance thresholds that include both minimum and maximum payouts

•	stock award programs that vest over multiple years and are aligned with overall stock price appreciation to drive value for Enbridge shareholders

•	share ownership guidelines that require executives to have a meaningful equity stake in Enbridge to align their interests with those of Enbridge shareholders

•	Insider Trading Guidelines that include prohibition on hedging provisions to prevent activities that would weaken the intended pay-for-performance link

•	two incentive compensation clawback policies: one that allows Enbridge to recoup, from covered members of senior management, certain overpayments of incentive compensation including all cash bonuses and equity-based incentive awards granted or paid to individuals engaged in fraud or willful misconduct; and another policy that requires Enbridge to recover erroneously awarded incentive-based compensation received by covered executive officers in the event that Enbridge is required to prepare a qualifying accounting restatement (subject to certain exceptions)

The HRC Committee has considered the risk related to the Company’s compensation programs and has concluded that the programs do not encourage excessive or inappropriate risk-taking and are aligned with the long-term interests of shareholders.

Insider trading and prohibition on hedging

We have adopted Insider Trading Guidelines governing the purchase, sale and/or other disposition of our securities by our directors, officers (including the NEOs), employees and contractors, as well as by Enbridge itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE and TSX listing standards. We also maintain Disclosure Guidelines, which prohibit the Company from issuing securities or offering securities to the public during a blackout period (subject to specific circumstances outlines in the policy).

Our Insider Trading Guidelines also prohibit directors, officers, employees and contractors from purchasing financial instruments that are designed to hedge or offset a decrease in the market value of equity securities granted as compensation or held, directly or indirectly, by such directors, officers, employees and contractors, as such positions may weaken the link between the intended alignment of director and employee interests with shareholder interests.

The following activities are specifically prohibited:

•	speculating in securities of Enbridge and its reporting issuer subsidiaries

•	“short-selling” securities of Enbridge and its reporting issuer subsidiaries (i.e. selling securities that the individual does not own)

•	purchasing or selling call or put options or other derivatives relating to securities of Enbridge and its reporting issuer subsidiaries

•	entering into any other financial transaction that is designed to hedge or offset any decrease in the market value of the securities of Enbridge and its reporting issuer subsidiaries

Clawback policies

Enbridge maintains two incentive compensation clawback policies.

The Incentive Compensation Clawback Policy allows Enbridge to recover, from current and former members of senior management, certain incentive compensation amounts awarded or paid to individuals including all cash bonuses and equity based incentive awards if the individuals engaged in misconduct (defined to include fraud or willful misconduct) that led to inaccurate financial results reporting, regardless of whether the misconduct resulted in a restatement of all or a part of Enbridge’s financial statements.

The Clawback Policy for the Mandatory Recovery of Erroneously Awarded Incentive-Based Compensation, requires Enbridge (subject to certain exceptions) to recover erroneously awarded incentive-based compensation received by covered executive officers in the event that Enbridge is required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under applicable securities laws.

Annual decision-making process

Compensation decisions are guided by our compensation philosophy and principles as described on page 24. The following illustration provides an overview of our annual process for determining and assessing compensation for the President & CEO and other NEOs.

Planning and research

Independent compensation consultant

- Market analysis and benchmarking

Management

- Recommends compensation targets (except the CEO)
- Set objectives: corporate, business unit and individual
- Define key metrics and other strategic priorities

Performance assessment and recommendations

Management

- Performance assessments:
  - CEO self-assessment to objectives
  - Assessment of each NEO

HRC Committee

- Review corporate, business unit and individual performance
- Assess business environment and market
- Review historical compensation
- Consider use of discretion
- Discuss with independent compensation consultant

Decision-making and approvals

HRC Committee

- Approve compensation targets and decisions for the NEOs (except the CEO)
- Approve compensation targets and objectives set by management
- Recommend CEO compensation to the Board

HRC Committee Chair and Chair of the Board

- Review corporate and CEO performance
- Solicit feedback from all Board members

Board of Directors

- Final approval of CEO compensation

Compensation elements

Enbridge’s compensation program is comprised of elements that balance the use of short-, medium- and long-term vehicles, designed to deliver value to Enbridge shareholders not only in the near-term, but also through continued performance over the long-term. Total direct compensation includes base salary and performance-based incentive awards. In 2024, the percentage of total target compensation considered at risk for the President & CEO was 89% and for the other NEOs averaged 83% and directly aligns pay for our senior leaders to performance outcomes consistent with the interests of Enbridge shareholders.

The following table describes the primary compensation program components for our NEOs, together with key features, objectives and the time horizon for vesting and/or realized value.

Timeframe	Short-term		Medium-term		Long-term

Variability	Fixed	At-risk

Compensation element	Base Salary	Short-term Incentive Plan (“STIP”)	Performance Stock Units (“PSUs”)	Restricted Stock Units (“RSUs”)	Incentive Stock Options (“ISOs”)

Reference for more information	• Page 35	• Page 35	• Page 39	• Page 41	• Page 41

Key features	• Reviewed annually, with consideration of scope and role responsibilities, competency, and market conditions • Increases based on performance and market data	• Annual incentive reward based on one company scorecard shared by all employees with variability of business unit financial performance	• Granted annually • Three-year term • Subject to performance hurdles and results achieved against predetermined criteria • Realized value of units based on share price at vesting • Paid in cash	• Granted annually • Three-year cliff vest • Realized value of units based on share price at vesting • Share-settled	• Vest over four years and have a 10-year term • Realized value based on share price difference at grant date and at time of exercise

Objectives	• Fixed cash compensation for performing day-to-day responsibilities of the role	• Motivate delivery of results tied to executing the business strategy • Reward achievement for performance year

•  Align with the interests of shareholders

•  Motivate strong performance relative to external peers, long-term strategic goals, progressing sustainability, and longer-term value generation, and stock price appreciation

				• Align with the interests of shareholders • Motivate longer-term value generation and stock price appreciation	• Align with the interests of shareholders • Motivate longer-term value generation and stock price appreciation

Benchmarking to peers

Total direct compensation for the NEOs is managed within a framework that involves input from and consideration by the President & CEO and the HRC Committee (the HRC Committee only in the case of the CEO) with Mercer providing independent advisory support. The competitiveness of this framework is based on market data extracted from third-party compensation surveys and publicly disclosed executive compensation information for comparable benchmark roles at peer companies.

Enbridge targets overall total direct compensation for our NEOs at the median of our peer group, considering the skills, competencies and experience of each senior executive.

Compensation peer group determination

Enbridge uses a single North American peer group for executive compensation benchmarking in making compensation decisions. The following summarizes the key considerations and selection criteria for the compensation peer group of companies:

Industry

•  Typically defined as low-risk regulated operations in the North American energy sector

•  The peer group is limited to those in the energy and infrastructure space, subject to the same external industry pressures and macroeconomic factors as Enbridge, rather than extending to other capital-intensive sectors

•  Aligns Enbridge to pay competitively against “best-in-class” companies whose executives are often the most knowledgeable about Enbridge’s core businesses

Size/complexity

•  Broadly defined to consider multiple dimensions, including financial (e.g., market capitalization, cash flow, enterprise value, assets, capital employed) and non-financial measures (e.g., breadth of operations)

Geography

•  A North American compensation peer group is used because the President & CEO and other NEOs’ responsibilities are primarily North American in scope, which is generally where we compete for top talent

•  The majority of our business assets and operations are within the U.S. and Canada, and our shareholders include both U.S. and international institutions

•  The U.S. market offers more comparable peers from an industry and/or size/complexity perspective; accordingly, our peer group is weighted more heavily towards the U.S.

•  Most Canadian companies are not sufficiently comparable to Enbridge in terms of industry and/or size/complexity, and therefore only appropriate Canadian peers are included in the peer group

Annual peer group decision making

Enbridge’s compensation peer group is reviewed annually by the HRC Committee and is comprised of Canadian and U.S. companies in the energy and infrastructure space. The peer group used for determining compensation in 2024 was unchanged from 2023.

2024 compensation peer group

Canada

Canadian National Railway Company

Canadian Natural Resources Limited

Suncor Energy Inc.

TC Energy Corporation

U.S.

Chevron Corporation

ConocoPhillips

Dominion Energy Inc.

Duke Energy Corporation

Energy Transfer LP

Enterprise Products Partners L.P.

Haliburton Company

Kinder Morgan Inc.

NextEra Energy, Inc.

Occidental Petroleum Corporation

Phillips 66

SLB

The Southern Company

The Williams Companies, Inc.

Union Pacific Corporation

Peer group comparison

Our compensation peer group contains companies that are generally similar in size to Enbridge, primarily in terms of enterprise value, and secondarily market capitalization and assets. Enbridge is considerably larger than the majority of the companies in our industry, and size constraints were relaxed in certain instances to include companies similar to Enbridge in terms of operational profile.

The following chart summarizes Enbridge’s placement compared to our North American peer group and indicates that Enbridge ranks above the median in all the selection criteria relative to the 2024 compensation peer group.

[1]	U.S. company information has been converted to Canadian dollars at variable rates throughout the year.
[2]	Revenue, EBIT, total assets are as of December 31, 2023. Market value and enterprise value are as of December 31, 2024.

Aligning President & CEO pay with performance

Enbridge is committed to aligning President & CEO pay with company performance and TSR, consistent with the rigorous pay-for-performance philosophy embedded in our compensation programs and aligned with the interests of Enbridge shareholders. We place a substantial portion of pay at risk, linked to performance goals that strongly incent our executive team to manage the Company in the best long-term interests of the Company and our shareholders.

We strongly believe that President & CEO pay should correspond to the performance of the Company, and that relationship should align appropriately relative to our compensation peers, based on the same pay-for-performance measures. We analyze this relationship over a multi-year period to smooth effects of short-term fluctuations and to better identify long-term performance and market trends.

The HRC Committee reviews key performance indicators, including our TSR, relative to our compensation peer group,

and annually performs a comparative analysis of the President & CEO’s grant date fair value (“GDFV”) pay and realizable pay.

GDFV pay represents the total amount disclosed in the summary compensation table, excluding the amounts in the pension value and all other compensation columns. Realizable pay represents salary and non-equity incentive plan compensation as disclosed in the summary compensation table and the current market value of unvested or unearned medium- and long-term incentive awards using the 2024 year-end share price.

In our most recent analysis, we compared the relationship between Enbridge’s percentile rank of President & CEO pay and TSR performance over the past three years, relative to our compensation peer group on the same basis.

Enbridge has a strong correlation between President & CEO pay and performance relative to our compensation peers. Enbridge’s placement within the highlighted bands in the charts below indicates that our President & CEO pay outcomes are aligned with actual company performance results and shareholder expectations.

GDFV pay1

Pay rank
P100
P90
P80
P70
P60
P50
P40
P30
P20
P10
P0
Enbridge
P0
P10
P20
P30
P40
P50
P60
P70
P80
P90
P100
TSR rank

[1]

This chart displays the President & CEO GDFV pay rank against the TSR rank over a three-year period from 2022 to 2024. GDFV pay is calculated from publicly disclosed information in the summary compensation table in 2022 and 2023. 2024 peer data has been estimated with a 3.5% aging factor.

The analysis indicated that Enbridge’s President & CEO GDFV pay was positioned at the 42nd percentile and our TSR was positioned at the 47th percentile.

Realizable pay2

Pay rank
P100
P90
P80
P70
P60
P50
P40
P30
P20
P10
P0
Enbridge
P0
P10
P20
P30
P40
P50
P60
P70
P80
P90
P100
TSR rank

[2]

This chart displays the President & CEO realizable pay rank against the TSR rank over a three-year period from 2022 to 2024. Realizable pay includes peer group CEOs’ outstanding equity awards as of December 31 in publicly disclosed information in 2022 and 2023. 2024 data for peers has been assumed based on the December 31, 2024 share price.

The analysis indicated that Enbridge’s President & CEO realizable pay was positioned at the 47th percentile and our TSR was positioned at the 47th percentile.

2024 business performance

Priorities		Actions

1.	Safety and operational reliability

•  Despite achieving overall strong performance in our occupational and process safety metrics, including best Total Recordable Incident Frequency in company history, there were fatality incidents in our utility business. Our goal is to eliminate fatalities and life-altering injuries, and we are taking proactive action to apply learnings from these events to improve our ability to prevent future incidents

•  Executed integrity and maintenance capital programs efficiently and effectively across each business

2.	Extend growth through disciplined capital allocation

•  Placed $5 billion of secured growth capital into service generating attractive risk-adjusted returns

•  Sanctioned Sequoia Solar, Orange Grove and Fox Squirrel Phases 2 and 3, which have a combined expected generation capacity of over 1,000 MW

•  Sanctioned a 120kbpd expansion of Gray Oak Pipeline

•  Reached a positive final investment decision on Tennessee Ridgeline Expansion project, which will deliver natural gas for the Tennessee Valley Authority to support the replacement of an existing coal-fired power plant

•  Sanctioned US$0.9 billion of offshore pipelines to serve bp’s Kaskida development and Shell and Equinor’s Sparta development

•  Acquired a 19% stake in the Whistler Pipeline joint venture with WhiteWater/I Squared Capital and MPLX, which operates critical natural gas infrastructure in the Permian Basin

•  Sanctioned the Blackcomb Pipeline in the Permian Basin, expected to be in service in 2026

•  Acquired a 15% interest in the DBR pipeline system in Texas which is directly connected to the Whistler Pipeline and extends Enbridge’s Permian Basin service offering

•  Purchased two marine docks and more land adjacent the Enbridge Ingleside Energy Center (“EIEC”), considerably increasing Very Large Crude Carrier loading windows and enhancing development potential at the terminal

•  Advanced multi-year utility growth and Gas Transmission modernization programs

3.	Maintain financial strength and flexibility

•  Achieved record adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $18.6 billion[1], above the guidance range, and an increase over 2023 of 13%

•  Achieved DCF per share of $5.56[1], within the recast guidance range

•  Increased the 2025 quarterly dividend by 3% to $0.9425 ($3.77 annualized) per share, reflecting the 30th consecutive annual increase within our target payout ratio

•  Within target debt-to-EBITDA range of 4.5x to 5.0x1

•  Rated A (low) by DBRS, BBB+ by S&P and Fitch, and Baa2 by Moody’s

•  Managed foreign exchange and interest rate volatility with enterprise-wide financial risk management program

•  Announced sale of East West Tie interest at strong valuation for cash proceeds of $129 million

4.	Participate in energy transition over time

•  Issued 23rd annual Sustainability Report

•  Continued progress on our Indigenous Reconciliation Action Plan commitments

•  Advanced geological work and engineering for the Wabamun Carbon Hub

•  Acquired a 45% equity interest in OnStream and agreed to act as OnStream’s preferred CO2 transportation provider

•  Brought Fécamp offshore wind, Provence Grand Large, and Fox Squirrel Solar Phase 2 and 3 into service

[1]	Adjusted EBITDA, DCF per share and debt-to-EBITDA are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Appendix B.

Aligning executive compensation and shareholder return

Performance graph

The chart to the right shows the value of a $100 investment made on January 1, 2020, in Enbridge common shares, the S&P/TSX Composite Index and Enbridge’s compensation peer group at the end of each of the last five years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for the NEOs reported in the summary compensation table over the same period. For the purpose of the graph, returns are shown in local currency.

Total direct compensation includes base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards as disclosed in the summary compensation table. Average total direct compensation is taken by dividing the total direct compensation from the summary compensation table by the number of named executives in any given year. For 2024, the total direct compensation value for NEOs is 0.76% of our adjusted earnings of $6,037 million.

The total return on Enbridge common shares has been positive from 2020 through 2024, recovering from a reduction in economic activity and demand for energy in 2020. Average total direct compensation paid to the NEOs corresponds to the movement of Enbridge’s shareholder return over the same period.

dollars ($)
millions ($)
200
150
100
50
0
20
15
10
5
0
2020
2021
2022
2023
2024
Average total direct compensation awarded to NEOs
Enbridge Inc.
S&P/TSX Composite
Compensation peer group

2024 compensation decisions

Market review

In 2024, the HRC Committee engaged Mercer to gather and assess current market compensation data for the NEOs to validate that our programs are appropriate and market competitive. This assessment indicated that the NEOs’ total direct compensation continues to lag the compensation peer group median year over year.

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

Mr. Hedgebeth was a new NEO in 2024 and his base salary was set relative to the scope and responsibilities of his role, with consideration for external market data and internal equity.

Effective April 1, 2024, all NEOs received base salary increases that aligned with the approved merit budget.

Executive	Base salary increase April 1, 2024 (%)	Base salary at December 31, 2024[1] ($)

Gregory L. Ebel	3.7%	2,013,480

Patrick R. Murray	4.0%	764,400

Cynthia L. Hansen	4.0%	979,414

Colin K. Gruending	4.0%	910,000

Reginald D. Hedgebeth	4.0%	972,223

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.4382 in 2024.

Short-term incentive

STIP awards are designed to align with goals to drive collective outcomes across the business. In 2024, the HRC Committee approved the shift to one company scorecard shared by all employees, with certain variability of business unit financial performance. This approach simplifies and streamlines the process of goal setting, measurement and tracking of performance, while increasing alignment, teamwork and collaboration across the organization. For our NEOs, STIP will be weighted 85% on the new Enbridge scorecard, reflecting key financial and non-financial results, and 15% on individual performance tied to measurable high-priority and results-focused goals that align to our strategic plan.

•	Financial objectives are based on DCF per share and EBITDA relative to near-term business priorities and financial results for the organization.

•	Non-financial objectives include safety, operational performance and key strategic objectives in line with the interests of clients, employees, shareholders and other stakeholders.

•	Individual performance objectives are established to align with financial, strategic, and operational priorities related to contributions to the overall organization. The President & CEO’s objectives are discussed with the Board and approved by the HRC Committee. Individual objectives for other NEOs are set in consultation with the President & CEO, that include customer and operational strategic outcomes important to each executive’s role and accountabilities.

The HRC Committee approved the application of the following Enbridge scorecard metrics in 2024, that determined 85% of total STIP outcome for our NEOs:

Metrics	Description	Weight	2024 Result	Status
Enterprise financial performance	• DCF per share target, threshold, and maximum were set using the external financial guidance range. For any payout to occur, Enbridge must achieve threshold performance, and for a maximum payout to occur, Enbridge must achieve the top of the guidance range, which allows for appropriate stretch in the plan	40%

•  DCF per share[1] achieved within the guidance range

•  Demonstrates Enbridge as a secure investment to our shareholders through the strength of our performance, full value recognition of our assets, and supports our annual dividend growth rate

Business unit financial performance	• Quantitative assessment of business unit performance is measured by EBITDA	25%	• EBITDA outcome highlights our ability to maintain strong cost control to ensure operating budgets are managed responsibly
			Central Functions[2] Liquids Pipelines Gas Transmission
Safety	• Quantitative assessment of serious injury frequency (“SIF”), total recordable injury frequency (“TRIF”), process safety performance (“PSEF”)	17.5%

•  Despite strong overall safety results tied to our metrics, the HRC Committee used their discretion to reduce the overall safety score for employees, and to make an additional downward adjustment for executives in acknowledgement of the severity of fatalities in the year

Strategy & execution	• Cost performance against approved threshold, target, and maximum goals at the start of the year on a total project cost at completion basis • Forecast portfolio return (weighted average) of approved projects against approved return • Represents quantitative assessment of progressive reduction of GHG emissions intensity from our operations (Scope 1 and 2) towards achieving our target of a reduction of 35% by 2030 • Strengthen inclusion in our workforce[3] • Cyber protection measured by percent click rate (that fell victim to) in phishing compliance simulation	17.5%

•  Cost performance achievement was slightly above target and the outcomes were bolstered by strong forecasted portfolio results

•  Drives the efficient design, construction and operation of major projects

•  Displays our continued commitment to progressing sustainability

2024 Enbridge scorecard		100%	• Central Functions 152% • Liquids Pipelines 156% • Gas Transmission & Midstream 153%

Above target (> 1.25 multiplier)

On target (1.00 - 1.25 multiplier)

[1]

DCF per share is a non-GAAP measure; this measure is defined and reconciled in the Non-GAAP and other financial measures section of Appendix B. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see the Non-GAAP and other financial measures section of Appendix B.

[2]	Central Functions scorecard is the weighted average of EBITDA of all business units.
[3]

All percentages or specific goals regarding inclusion are aspirational goals which we intend to achieve in a manner compliant with state, local, provincial and federal law, including but not limited to, executive orders, US federal regulations, the Equal Employment Opportunity Commission and the Department of Labor guidance.

Short-term incentive award breakdown and calculations

The following illustrates the two components of STIP, weighted 85% on the Enbridge scorecard with variability of business unit financial performance and 15% on individual performance, tied to goals that align to our strategic plan. Actual STIP awards are earned between 0-200% of the target award based on achievement of the applicable performance components.

Calculated STIP outcomes for each NEO, as shown below, are determined using the Enbridge scorecard result, which will differ by each business unit EBITDA result, and individual amounts, which are differentiated based on individual actions and contributions that align to our strategic plan. Mr. Ebel’s individual performance is discussed with the Board and approved by the HRC Committee, taking into consideration the Company’s financial and strategic priorities. All other NEOs achievements are reviewed by the President & CEO and based on meeting specific individual and/or team goals. See the 2024 accomplishments for each NEO described under “Executive profiles” starting on page 42.

Executive	Base salary ($)[1]	STIP target (%)	Target award ($)[1]	Enbridge scorecard award ($)[1]		Individual award ($)[1,6]	Actual award ($)[1]	Payout as a % of target

Gregory L. Ebel	2,013,480	145%	2,919,546	4,101,962	[2]	656,898	4,758,860	163%

Patrick R. Murray	764,400	100%	764,400	987,605	[3]	166,257	1,153,862	151%

Cynthia L. Hansen	979,414	100%	979,414	1,273,728	[4]	235,059	1,508,788	154%

Colin K. Gruending	910,000	100%	910,000	1,206,660	[5]	204,750	1,411,410	155%

Reginald D. Hedgebeth	972,223	90%	875,001	1,130,501	[3]	177,186	1,307,687	149%

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.4382 in 2024.
[2]

As President & CEO, Mr. Ebel oversaw the overall organization, his business unit EBITDA metric was based on the composite measure of the enterprise EBITDA and Mr. Ebel’s overall scorecard resulted in 165%.

[3]	Mr. Murray’s and Mr. Hedgebeth’s business unit EBITDA metric is tied to Central Functions as a weighted average of EBITDA of all business units.
[4]	Ms. Hansen’s business unit EBITDA metric is tied to Gas Transmission and Midstream.
[5]	Mr. Gruending’s business unit EBITDA metric is tied to Liquids Pipelines.
[6]	Individual awards are differentiated based on meeting specific contributions that align to our strategic plan.

The HRC Committee retains discretion to:

•

change performance measures, scorecards and the award levels when it believes it is reasonable to do so, considering matters such as key performance indicators, performance relative to our compensation peer group, market conditions, and the business environment in which the performance was achieved

•	approve positive or negative adjustments to the calculated STIP award to reflect extraordinary events and other factors not contemplated in the original measures or targets

•	assess the strength of the performance metrics and determine the overall company performance payout

In 2024, management recommended a downward adjustment to the safety results for employees and a further reduction for executives which was approved by the HRC Committee to emphasize the importance of individual and collective responsibility in ensuring safe operations. No further discretionary adjustments were made beyond standard normalizations to performance measures and scorecards.

Medium- and long-term incentives

Enbridge’s medium- and long-term incentives for executives includes three primary vehicles: PSUs, RSUs and ISOs. The long-term incentive plan (“LTIP”) target mix is PSUs (60%), RSUs (20%), and ISOs (20%).

Weighting the majority of the LTIP target mix with PSUs aligns to our compensation philosophy and motivates NEOs to focus on performance conditions including Enbridge’s three-year financial outlook, TSR relative to our performance peer group, and progressing sustainability. Payout is not guaranteed, and their value is determined based on each metric’s guidance range and specific performance criteria.

Enbridge’s medium- and long-term incentives are forward-looking compensation vehicles, and as such, grants are considered part of the compensation for the year of grant and onward instead of in recognition of prior performance or previously granted awards. The various awards that apply to executives have different terms, vesting conditions, and performance criteria, mitigating the risk that executives produce only short-term results. This approach also benefits shareholders and helps maximize the ongoing retentive value of the medium- and long-term incentives granted to executives.

Medium- and long-term incentive awards were granted in 2024 under the Enbridge Inc. 2019 Long Term Incentive Plan (“2019 LTIP”).

The table below outlines the medium- and long-term incentive plans used in 2024:

	PSUs	RSUs	ISOs

Term	Three years	Three years	10 years

Description	Phantom shares/units with performance conditions that affect the payout	Phantom shares/units	Options to acquire Enbridge shares For U.S. participants, awards are granted in non-qualified options that do not meet the requirements of Section 422 of the U.S. Internal Revenue Code

Frequency	Granted annually	Granted annually	Granted annually

Performance conditions	DCF per share growth relative to a target set at the beginning of the term (45% weight)	n/a	Stock price appreciation from date of grant
TSR performance relative to performance peer group (45% weight)
GHG emissions intensity reduction (10% weight)

Vesting	Units cliff vest at the end of the term, including dividend equivalents as additional units	Units cliff vest at the end of the term, including dividend equivalents as additional units	Options vest 25% per year over four years, starting on the first anniversary of the grant date

Payout	Paid out in cash based on market value of an Enbridge share at maturity, subject to adjustment from 0-200% based on achievement of the performance conditions above	Settled in shares at the end of the term	Participant acquires Enbridge shares at the exercise price defined as fair market value at the time of grant

Each year the HRC Committee establishes annual equity award guidelines for all executives, including the NEOs, as a percentage of base salary based on market data for our compensation peers. From time to time, NEOs may receive a long-term equity incentive award above or below the target value based on the HRC Committee’s assessment of the prior year’s performance and the Company’s size, scope, and complexity relative to the peer group companies. The table below shows the medium- and long-term incentive targets (as a percentage of base salary) as well as the grant target for each vehicle. PSUs, RSUs, and ISOs have a 60%/20%/20% target mix. See summary compensation table on page 49 for details of the grant date fair value of the actual awards granted.

Executive	Medium- and long-term incentives target	Annual grant target
		PSUs	RSUs	ISOs

Gregory L. Ebel	650%	390%	130%	130%

Patrick. R. Murray	425%	255%	85%	85%

Cynthia L. Hansen	425%	255%	85%	85%

Colin K. Gruending	425%	255%	85%	85%

Reginald D. Hedgebeth	350%	210%	70%	70%

Performance stock units

PSUs are granted annually, in the first quarter of the year, and vest at the end of the third year. The achievement of pre-established and specific performance measures are certified on the maturity date, and the executives’ potential payout at the end of the performance period can range from 0% to 200% of the target award depending on the level of achievement of the performance measures. The final Enbridge share price for payout is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the 20 trading days immediately preceding the maturity date, on which performance is certified. These award payouts are made in cash.

2024 performance stock unit grant

The following performance metrics and weightings were used for the 2024 PSU grant:

Metrics	Description	Weight

DCF per share growth	Represents a commitment to Enbridge shareholders to achieve DCF growth that demonstrates Enbridge’s ability to deliver on its growth plan and continued dividend increases. Measurement against Enbridge’s long-range plan, as well as against industry growth rates, differentiates this metric compared to its use in the STIP, which is based on the one-year external guidance range. The different measurement periods are designed to minimize overlap between Enbridge’s compensation programs. Furthermore, DCF per share growth comprises only 45% of the overall PSU plan and 40% of the STIP scorecard.	45%

Relative TSR	Enbridge compares itself against a performance peer group of Canadian and U.S. companies with a similar business and/or geographic mix to Enbridge and reflects the market’s perception of our overall performance relative to our peers over the three-year award term.	45%

GHG emissions intensity reduction	The GHG emissions intensity reduction targets are based on the estimated intensity and corresponding percent GHG emissions reduction from our operations in the target year relative to a 2018 baseline. The GHG emissions intensity reduction metric reinforces our commitment to reduce the emissions intensity from our operations (Scope 1 and 2) by 35% by 2030. Enbridge’s performance against our emissions reduction goals is provided in our annual Sustainability Report and associated Datasheet.	10%

As Enbridge has grown and evolved to pursue our low-risk pipeline/utility-like business strategy, our peer group has evolved to include a greater proportion of gas and electric utility company. The most relevant performance peer group for Enbridge includes a 75% weighting on midstream companies and a 25% weighting on utility companies. The PSU performance peer group used in 2024 was unchanged from 2023 and is outlined below:

Performance peer group: relative TSR

Canada

Canadian Utilities Limited Class A	Pembina Pipeline Corporation

Fortis Inc.	TC Energy Corporation

U.S.

CenterPoint Energy, Inc.	NiSource Inc.

Dominion Energy Inc.	ONEOK, Inc.

DTE Energy Company	PG&E Corporation

Duke Energy Corporation	Plains All American Pipeline, L.P.

Energy Transfer LP	Sempra Energy

Enterprise Products Partners L.P.	The Southern Company

Kinder Morgan, Inc. Class P	The Williams Companies, Inc.

NextEra Energy, Inc.

The mechanics of the 2024 PSU grant are illustrated below:

Performance between the thresholds will result in a performance multiplier interpolated on a linear basis.

2022 performance stock unit payout

The PSUs granted in February 2022 have a performance period that ended December 31, 2024. The HRC Committee approved the 2022 PSU grant payout with an overall performance multiplier result of 1.0x based on exceeding our three-year DCF per share compound growth targets (2.0x), and compared our TSR to a Board approved performance peer group, which delivered a relative weighted TSR in the 23rd percentile over the three-year term (0.0x).

	Multiplier[1]	DCF per share compound growth[2]	Multiplier[1]	TSR

Threshold	0.5x	2.5%	0.0x	at or below 25th percentile

Target	1.0x	4.0%	1.0x	at median

Maximum	2.0x	5.0%	2.0x	at or above 75th percentile

Actual	2.0x	6.0%	0.0x	23rd percentile

[1]	Performance between the thresholds in this table results in a performance multiplier calculated on a linear basis.
[2]

Adjusted DCF per share is based on operating cash flows and is a non-GAAP measure, which is defined and reconciled in the Non-GAAP and other financial measures section of Appendix B. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see the Non-GAAP and other financial measures section of Appendix B.

The performance outcome resulted in the following cash payouts in early 2024:

Executive[1]	PSUs granted (#)	+	Notionally reinvested dividends (#)	=	Total PSUs (#)	x	Performance multiplier	x	Final share price[2] ($)	=	Payout ($)

Patrick. R. Murray	8,700	+	1,834	=	10,534	x	1.0x	x	63.64	=	670,384

Cynthia L. Hansen	32,020	+	6,749	=	38,769	x	1.0x	x	63.64	=	2,467,321

Colin K. Gruending	30,990	+	6,532	=	37,522	x	1.0x	x	63.64	=	2,387,954

[1]	Mr. Ebel and Mr. Hedgebeth did not receive PSUs granted in February 2022 because they were not serving as executives at that time.
[2]	The volume weighted average share price of an Enbridge share on the TSX for the 20 trading days immediately preceding the maturity date February 11, 2025, on which performance was certified.

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

ISOs are typically granted annually, in the first quarter of the year. ISOs vest annually in equal instalments over a four-year period. The maximum term of an ISO is 10 years, but the term can be reduced if the executive leaves Enbridge as described in the “Termination provisions of equity compensation plans” section on page 59. The exercise price of an ISO is the closing price of an Enbridge share on the listed exchange on the last trading day before the grant date. The grant date will be no earlier than the third trading day after a trading blackout period ends. ISOs are never backdated or re-priced. ISOs may be granted to executives when they join Enbridge, typically effective on the executive’s date of hire. If the hire date falls within a blackout period, the grant is delayed until after the end of the blackout period.

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

To enhance our governance practices, the share holding requirements for each of our executives increased by 33% effective January 1, 2024, to eight times base salary for our President & CEO, and to four times base salary for Executive Vice Presidents.

Mr. Ebel, Ms. Hansen, and Mr. Gruending have exceeded the current requirements as of December 31, 2024. Mr. Murray and Mr. Hedgebeth have four years from their appointment dates to meet the share ownership requirements. Details on shares held can be found in the NEO profiles below.

Executive profiles

The following pages will profile our NEOs, providing:

•	a summary of each executive’s accomplishments in 2024

•	share ownership

•	2024 actual pay mix (2024 base salary, STIP with respect to 2024, and medium- and long-term incentives granted in 2024, using the grant date fair value). Each NEOs target reflects the level of responsibility associated with their role, as well as competitive practice, and is established as a percentage of base salary.

The values provided in the profiles are also reflected in the summary compensation table on page 49.

Greg Ebel

President & CEO

Effective date in role:

January 1, 2023

Location:

Houston, Texas

Length of service[1]

2 years

[1] Prior to his appointment as President & CEO, Mr. Ebel held the position of Chair of the Enbridge Board since 2017. Prior to his role as Chair of the Board, Mr. Ebel served as Chairman, President & CEO of Spectra Energy Corp from 2009 until February 27, 2017.

Mr. Ebel serves as the President & CEO and is responsible for setting and executing Enbridge’s strategic priorities.
2024 accomplishments

•  Delivered strong safety, integrity and reliability programs and continued to enhance our safety programs, including contractor safety management and damage prevention

•  Exceeded EBITDA guidance and achieved DCF per share guidance through strong operational, commercial and cost management performance

•  Maintained a strong balance sheet and high investment credit rating, while completing the $19 billion U.S. natural gas utility acquisitions and related financing ahead of target schedule

•  Increased 2025 quarterly dividend by 3%, reflecting the 30th consecutive annual increase

•  Placed $5 billion of secured growth capital into service

•  Secured $8 billion of accretive organic projects, which increased secured backlog to $26 billion, including highly strategic offshore oil and natural gas pipelines, final investment decision on Tennessee Ridgeline Expansion, Sequoia Solar, Orange Grove and Fox Squirrel Phases 2 and 3, expansion of the Gray Oak Pipeline, and the Blackcomb Pipeline

•  Strengthened relationships with Indigenous and neighboring communities; proposed Seven Stars Energy Project in southern Saskatchewan, further strengthening our Indigenous relationships in the region

•  Advanced more than $20 billion of acquisitions including three natural gas utilities in the U.S., 19% equity stake in the Whistler Pipeline joint venture, 15% interest in the DBR natural gas system, and additional marine docks and land space adjacent to the EIEC to support future U.S. Gulf Coast expansion

•  Executed divestiture of Enbridge interests at premium valuations releasing capital for redeployment, including the $3.1 billion divestiture of interests in the Alliance Pipeline and Aux Sable

•  Achieved strong volumes on Liquids Mainline, Gray Oak, and at EIEC

•  Mainline tolling agreement approved by the Canada Energy Regulator (“CER”)

•  Reached favourable settlements on Texas Eastern, Saltville Gas Storage, Algonquin Gas Transmission and the U.S. portion of Maritimes & Northeast

•  Reliably operated Line 5 for customers and society in the face of opposition in certain states

•  Approval received for strategic maintenance work on Line 5 in northern Wisconsin

•  Delivered on significant customer engagement across business lines

•  Engaged in significant shareholder outreach and realized top-rated investor relations program results

•  Engaged in significant public policy advocacy with Canadian and U.S. governments to enhance the Company’s reputation and brand

•  On track with 2030 GHG emissions intensity reduction target

2024 actual pay mix

Enbridge share ownership

Actual share ownership[2]	Minimum requirement	Ownership requirements achieved

20x	8x	Yes

[2] See Share ownership on page 42 for more information

President & CEO compensation

Greg Ebel was appointed our President & CEO effective January 1, 2023, and is primarily responsible for executing our long-term business strategy. In 2024, Mr. Ebel was instrumental in building on Enbridge’s legacy as a diversified energy delivery company and positioning Enbridge to be the first-choice energy provider in North America. Under his leadership, the Company continued to deliver on its strategic priorities of expanding and modernizing our conventional business.

Enbridge recently announced a 3% increase in dividends for shareholders effective March 1, 2025 — our 30th consecutive annual dividend increase — demonstrating that dividend increases remain an important part of our shareholder value proposition. In 2024, Mr. Ebel played a key role in securing accretive, organic projects and highly strategic acquisitions, including three premier U.S. based utilities, creating the largest (by volume) North American natural gas utility franchise, and natural gas and liquids assets in the Permian Basin and U.S. Gulf Coast, connected to Enbridge’s existing infrastructure, extending and optimizing our customer service offering.

In setting Mr. Ebel’s compensation for 2024, the HRC Committee considered the salary levels and incentive opportunities of CEOs of our North American peers. Consistent with our pay-for-performance philosophy and in alignment with shareholder interests, his incentive pay is based on how the Company performs relative to those peers, and against the Company’s financial and strategic objectives. For 2024, the HRC Committee approved a base salary, STIP and LTIP opportunities that closely aligned with the median of our peers.

In 2024, the HRC Committee also considered that our President & CEO was critical to the success of Enbridge, including the integration of three new utility businesses, and his continued support to connect millions of people to the energy they rely on through our natural gas, oil and renewable power networks, while pursuing our emissions reduction goals.

Aligning President & CEO compensation to shareholder value

Enbridge’s compensation programs are designed to deliver value to Enbridge shareholders not only in the near-term, but also through long-term achievement of our strategic priorities.

The chart below illustrates the value of a $100 investment made on January 1, 2022 in Enbridge common shares at the end of each of the last three years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for the President & CEO. The CEO’s total direct compensation is reported in the summary compensation table for Mr. Ebel for the years ended 2024 and 2023, and reported in the previously disclosed summary compensation table for the former President & CEO for the year ended 2022 (including base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards).

The total return on Enbridge common shares has been positive over the past three years. Total direct compensation paid for the role of President & CEO has also increased over the same period in line with market. The HRC Committee reviewed the relationship of President & CEO pay to TSR over the past three years and determined they were appropriately aligned.

Patrick R. Murray

Executive Vice President & Chief Financial Officer Effective date in role July 1, 2023 Location: Calgary, Alberta Length of service: 27 years	Mr. Murray is responsible for all corporate financial affairs of the Company including financial planning and reporting, tax, treasury, financial risk management, and technology and information services.
2024 accomplishments

•  Stewarded the Company’s financial performance to achieve greater than budgeted results, surpassing the top end of EBITDA recast guidance range

•  Raised approximately $13.6 billion of long-term debt, hybrid and equity financing on attractive terms, in support of the Company’s growth and acquisition program

•  Stewarded the closing of the $19 billion acquisition of three premier U.S. natural gas utilities and related financing ahead of target schedule

•  Maintained a strong balance sheet and investment grade credit ratings

•  Executed divestiture of Enbridge interests at attractive valuations, releasing capital for redeployment, including the $3.1 billion divestiture of interests in the Alliance Pipeline and Aux Sable

•  Supported key transactions to advance Enbridge’s long-term growth strategy, including acquisitions of natural gas and liquids assets in the Permian Basin and U.S. Gulf Coast, sanctioning Sequoia Solar, Orange Grove and Fox Squirrel Phase 2 and 3 and completing the acquisition of Morrow Renewables

•  Developed the 2025 budget, financing plan, and three-year outlook

•  Engaged in significant shareholder outreach and maintained top-rated investor relations program results

•  Implemented senior management rotations to develop bench strength and succession planning

•  Successfully enabled a seamless transition of the TIS oversight function and continued strong employee engagement scores in the Finance and TIS teams

2024 actual pay mix

Enbridge Shares held

	Actual share ownership[1]	Minimum required	Ownership requirements achieved

	1x	4x	No. Mr. Murray had met the share ownership requirements of his previous role, and has four years from July 1, 2023, the effective date of his current role, to meet the share ownership requirements.
[1] See Share ownership on page 42 for more information

Cynthia L. Hansen

Executive Vice President & President, Gas Transmission & Midstream Effective date in role: March 6, 2022 Location: Houston, Texas Length of service: 25 years	Ms. Hansen is responsible for Enbridge’s natural gas transmission and midstream business across North America.
2024 accomplishments

•  Delivered strong business unit safety and environmental performance

•  Exceeded business unit EBITDA budget through solid operational performance

•  Reached favourable settlements on Texas Eastern, Saltville Gas Storage, Algonquin Gas Transmission and the U.S. portion of Maritimes & Northeast

•  Delivered system reliability with completion of 100% of critical system preventative maintenance, hurricane, and winterization work

•  Advanced Texas Eastern Modernization with replacement of 12 reciprocating compressors with two new lower emission / high reliability units and obtained approval for fourth phase

•  Achieved 100% revenue contract renewal rate on our major pipelines

•  Advanced capital opportunities including final investment decision on Tennessee Ridgeline Expansion, Texas Eastern Venice Extension, T-North Expansion (Aspen Point), Woodfibre LNG, T-South Expansion (Sunrise), Appalachia to Market II, Sparta, Canyon System Pipelines, Longview RNG and Lexington RNG

•  Completed acquisition of Tomorrow Renewables, which includes six operating landfill-to-gas facilities in Texas and Arkansas

•  Entered into the Whistler Pipeline joint venture with WhiteWater/I Squared Capital and MPLX, as well as interest in the DBR pipeline system, and sanctioned Blackcomb Pipeline, for natural gas pipeline and storage assets connecting Permian Basin natural gas supply to the growing U.S. Gulf Coast demand

•  Agreed to acquire 45% interest in OnStream CO2 LLC, which is developing carbon capture and sequestration projects along the southern coast of Louisiana (in collaboration with Liquids Pipelines)

•  Exceeded sustainability performance goals including reduction of GHG emissions intensity

•  Advanced lower-carbon solutions both directly and with customers, including investments and pilot projects in RNG, hydrogen, carbon capture and storage and other technology innovations

•  Integrated recently acquired assets including Tres Palacios, Tomorrow RNG, Aitken Creek

•  Executed divestiture of interests in the Alliance Pipeline and Aux Sable

2024 actual pay mix

Enbridge Shares held

	Actual share ownership[1]	Minimum required	Ownership requirements achieved

	18x	4x	Yes

[1] See Share ownership on page 42 for more information

Colin K. Gruending

Executive Vice President & President, Liquids Pipelines Effective date in role: October 1, 2021 Location: Calgary, Alberta Length of service: 25 years	Mr. Gruending is responsible for Enbridge’s crude oil and liquids pipeline business across North America.
2024 accomplishments

•  Exceeded business unit safety targets for reductions in employee and contractor injuries and motor vehicle incidents

•  Significantly exceeded business unit reliability and environmental performance targets with strong risk management practices

•  Significantly exceeded business unit EBITDA budget, delivering $9.7 billion through strong operational performance and system wide throughput optimization with record throughput on multiple systems

•  Received approval of the Mainline Tolling Settlement from the CER

•  Exceeded Mainline volumes budget, delivering ~3,061kbpd despite a more competitive environment for Western Canada Sedimentary Basin egress

•  Reliably operated Line 5 for customers and society in the face of opposition in certain states

•  Executed robust system integrity management program on time and budget

•  Re-contracted the Southern Lights and Bakken Pipeline systems following successful open seasons

•  Expanded our U.S. Gulf Coast liquids super-system by sanctioning 2.5 million barrels of additional storage at EIEC, sanctioning a 120kbpd expansion of the Gray Oak Pipeline, and acquiring additional marine docks and land adjacent to EIEC

•  Further advanced a portfolio of lower-carbon hub investments towards 2025 final investment decisions

•  Exceeded sustainability performance goals including reduction of GHG emissions intensity

•  Strengthened relationships with Indigenous and neighboring communities; proposed Seven Stars Energy Project in southern Saskatchewan, further strengthening our Indigenous relationships in the region

2024 actual pay mix

Enbridge Shares held

	Actual share ownership[1]	Minimum required	Ownership requirements achieved

	9x	4x	Yes

[1] See Share ownership on page 42 for more information

Reginald D. Hedgebeth

Executive Vice President, External Affairs & Chief Legal Officer Effective date in role: January 1, 2024 Location: Houston, Texas Length of service: 1 year	Mr. Hedgebeth is responsible for Law, Public Affairs, Communications & Sustainability (“PACS”), Corporate Security and Aviation.
2024 accomplishments

•  Led organizational change through workforce reductions and restructuring, maintaining business continuity and high team engagement

•  Unified Legal, PACS, Aviation and Enterprise Security teams, aligning objectives and driving operational efficiency

•  Achieved a 10% reduction in spend in Legal and PACS by streamlining operations and optimizing internal resources

•  Secured regulatory approvals for the acquisition of three premier U.S. natural gas utilities and advanced permitting for a number of projects in Canada and the U.S.

•  Supported integration of U.S. natural gas utility assets, ensuring seamless governance and operational transition

•  Advanced Tennessee Ridgeline Expansion, Canyon, T-North Expansion (Aspen Point), T-South Expansion (Sunrise), and other key projects by securing regulatory approvals and negotiating complex agreements

•  Reached favourable settlements on Texas Eastern, Saltville Gas Storage, Algonquin Gas Transmission and the U.S. portion of Maritimes & Northeast

•  Engaged with federal, provincial, and state officials to advance key regulatory and permitting initiatives

•  Improved corporate reputation with double-digit gains in brand trust and responsibility through targeted campaigns

•  Addressed security risks through facility upgrades and audit-driven corrective actions, reducing vulnerabilities significantly

•  Expanded the drone inspection program, reducing costs and improving facility safety

•  Introduced productivity improvements, including artificial intelligence tools, thereby streamlining workflows and enhancing productivity

•  Expanded digital outreach through social media, custom podcasts, and executive visibility initiatives

•  Expanded mentorship and leadership programs, enhancing succession planning and cross-functional development

•  Strengthened relationships with Indigenous stakeholders, fostering collaboration on critical projects

•  Supported Indigenous partnerships and equity initiatives, advancing commitments under the Indigenous Reconciliation Action Plan

•  Aligned external affairs and legal strategies with sustainability objectives that were incorporated into the 23rd Annual Sustainability Report, reinforcing Enbridge’s leadership in responsible energy development

2024 actual pay mix

Enbridge Shares held

	Actual share ownership[1]	Minimum required	Ownership requirements achieved

	0x	4x	No. Mr. Hedgebeth has four years from January 1, 2024, the effective date of his current role, to meet the share ownership requirements

[1] See Share ownership on page 42 for more information

2024 summary compensation table

The table below shows the total amounts that Enbridge and its subsidiaries paid and granted to the NEOs for the years ended December 31, 2024, 2023, and 2022. Amounts represented below for Mr. Ebel, Ms. Hansen, and Mr. Hedgebeth that were paid or granted in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.4382, US$1 = C$1.3186, and US$1 = C$1.3550 in 2024, 2023, and 2022, respectively. Fluctuation in the exchange rates affect year-over-year comparability.

Name and principal position	Year	Salary[1] ($)	Stock- based awards[2] ($)	Option- based awards[3] ($)	Non- equity incentive plan compen- sation[4] ($)	Pension value[5] ($)	All other compen- sation[6] ($)	Total ($)

Gregory L. Ebel[7] President & Chief Executive Officer	2024	1,995,601	12,736,743	3,184,176	4,758,860	848,000	259,083	23,782,463
	2023	1,780,110	9,256,836	2,314,115	4,418,945	721,000	241,778	18,732,784

Patrick R. Murray Executive Vice President & Chief Financial Officer	2024	757,090	2,499,065	624,754	1,153,862	356,000	-	5,390,771
	2023	559,284	1,557,749	389,533	911,271	2,632,000	-	6,049,837
	2022	358,965	610,276	152,618	270,000	324,000	30,778	1,746,637

Cynthia L. Hansen Executive Vice President & President, Gas Transmission & Midstream	2024	970,045	3,201,986	800,477	1,508,788	709,000	29,771	7,220,067
	2023	833,507	2,523,448	630,803	1,450,544	1,296,000	26,108	6,760,410
	2022	724,160	6,310,923	561,450	1,129,396	2,091,000	106,898	10,923,827

Colin K. Gruending Executive Vice President & President, Liquids Pipelines	2024	901,298	2,975,053	743,753	1,411,410	707,000	-	6,738,514
	2023	840,145	2,494,351	623,618	1,553,125	1,361,000	-	6,872,239
	2022	720,244	5,173,859	543,448	957,405	855,000	20,775	8,270,731

Reginald D. Hedgebeth[8] Executive Vice President, External Affairs & Chief Legal Officer	2024	962,926	2,617,527	654,381	1,307,687	295,000	29,771	5,867,292
	2023	248,908	1,318,619	-	349,691	81,000	-	1,998,218

[1]	The amounts disclosed in this column include in-year adjustments to base salary.
[2]

The amounts disclosed in this column include the aggregate grant date fair value of PSUs and RSUs granted in 2024, 2023, and 2022. The value of PSUs and RSUs granted is determined by multiplying the number of PSUs and RSUs granted by the unit values in the table below:

Annual grants	C$	US$

February 14, 2024	46.37	34.19

February 15, 2023	53.06	39.77

February 16, 2022	52.61	41.30

Additional grants	C$	US$

September 30, 2023[a]	-	33.19

August 8, 2023[b]	48.08	-

September 30, 2022[c]	53.96	40.10

[a]	Share-settled RSUs provided to Mr. Hedgebeth upon hire.
[b]	PSUs and share-settled RSUs provided to Mr. Murray upon his promotion to Executive Vice President & CFO in respect of the increase to his new medium-term incentive targets.
[c]	Share-settled RSUs provided to Ms. Hansen and Mr. Gruending.

[3]

The amounts in this column represent the grant date fair value of stock option awards granted to each of the NEOs, calculated in accordance with FASB ASC Topic 718. The value of the ISOs granted is determined by multiplying the number of ISOs granted by the stock option value. The grant date fair value of stock option awards is measured using the Black-Scholes option-pricing model, based on the following assumptions:

	February 2024		August 2023[a]	February 2023		February 2022

Assumptions	C$	US$	C$	C$	US$	C$	US$

Expected option term	6 years	6 years	6 years	6 years	6 years	6 years	6 years

Expected volatility	19.772%	22.925%	20.967%	20.860%	23.501%	20.971%	23.589%

Expected dividend yield	8.108%	8.108%	7.351%	6.712%	6.712%	6.516%	6.516%

Risk free interest rate	3.544%	4.198%	3.497%	3.209%	3.910%	1.801%	1.981%

Exercise price	$46.37	$34.19	$48.08	$53.06	$39.77	$52.61	$41.30

Option value	$3.53	$3.58	$4.92	$5.53	$5.23	$4.75	$4.65

[a]	Stock options granted to Mr. Murray upon his promotion to Executive Vice President & CFO in respect of the increase to his new long-term incentive target.
[4]

The amounts disclosed in this column represent amounts paid under the STIP with respect to the 2024, 2023, and 2022 performance years. There are no long-term non-equity incentive plans within the compensation program.

[5]	The amounts disclosed in this column are equal to the compensatory change shown in the “Summary of defined benefits” table on page 61.
[6]	All Other Compensation for 2024 includes actual amounts not reported in any other column for each NEO.

Executive	Perquisites ($)[a]	Matching contribution under retirement savings plan ($)[b]	Total ($)[c]

Gregory L. Ebel	229,312	29,771	259,083

Patrick. R. Murray	-	-	-

Cynthia L. Hansen	-	29,771	29,771

Colin K. Gruending	-		-

Reginald D. Hedgebeth	-	29,771	29,771

[a]

Perquisites may include excess flexible benefit credits, parking, relocation subsidies, executive medical expenses, personal security, personal use of the Company aircraft, financial counseling benefits, memberships, and other incidental compensation. For Mr. Ebel, this includes $120,857 associated with his housing accommodations while working in Canada. Perquisites for other NEOs are not reported in this column if the aggregate amount is less than C$50,000 or 10% of the total salary.

[b]	Retirement savings plan matching contributions reflect the Company contributions to the 401(k) plan for Mr. Ebel, Ms. Hansen, and Mr. Hedgebeth.
[c]

Total compensation does not include $606,863 paid on behalf of Mr. Ebel pursuant to the Company’s tax equalization program applicable to all eligible employees on work assignments outside their primary residence. The program is in accordance with the Canada/U.S. Tax Treaty to prevent double taxation for employees and will result in a refund to the Company post tax settlement in 2025.

[7]	Mr. Ebel joined Enbridge as President & CEO on January 1, 2023.
[8]	Mr. Hedgebeth joined Enbridge on September 17, 2023 and was appointed Executive Vice President, External Affairs & Chief Legal Officer effective January 1, 2024.

Executive compensation tables and other compensation disclosures

Outstanding option-based and share-based awards

The table below shows the option-based and share-based awards that were outstanding on December 31, 2024. The market value of unvested or unearned awards is calculated based on C$61.01 per share for awards denominated in Canadian dollars and US$42.43 for awards denominated in U.S. dollars, which are the closing prices of Enbridge shares on the TSX and NYSE on December 31, 2024. The market value of unvested or unearned awards denominated in U.S. dollars were each converted from U.S. dollars to Canadian dollars using the published WM/Reuters 4 pm London 2024 year-end exchange rate of US$1 = C$1.4382.

Executive		Option-based awards[1]						Share-based awards
	Plan type	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiry date	Value of in-the-money unexercised options		Number of units that have not vested (#)	Market or payout value of units not vested[2] ($)	Market or value of vested share-based awards not paid out or distributed[3] ($)
						Vested ($)	Unvested ($)

Gregory L. Ebel	ISO	2/14/2024	618,436	US34.19	2/14/2034	-	7,328,942
	ISO	2/15/2023	335,560	US39.77	2/15/2033	320,931	962,792

	ISO[4]	2/16/2016	405,408	US28.87	2/16/2026	7,906,264	-

	RSU	2/14/2024						69,534	4,243,175

	RSU	2/15/2023						51,033	3,114,199

	PSU	2/14/2024						208,603	12,729,524

	PSU	2/15/2023						153,100	9,342,598

Patrick R. Murray	ISO	2/14/2024	176,984	46.37	2/14/2034	-	2,591,046
	ISO[5]	8/8/2023	48,174	48.08	8/8/2033	155,729	467,161

	ISO	2/15/2023	27,580	53.06	2/15/2033	54,815	164,446

	ISO	2/16/2022	32,130	52.61	2/16/2032	134,946	134,946

	ISO	2/18/2021	37,050	43.81	2/18/2031	477,954	159,306

	ISO	2/20/2020	21,880	55.54	2/20/2030	119,684	-

	ISO	2/21/2019	32,970	48.30	2/21/2029	419,049	-

	ISO	2/27/2018	28,880	43.02	2/27/2028	519,551	-

	ISO	2/28/2017	35,960	55.84	2/28/2027	185,913	-

	ISO	3/2/2015	40,750	59.08	3/2/2025	78,648	-

	RSU	2/14/2024						14,468	882,712

	RSU[5]	8/8/2023						5,500	335,548

	RSU	2/15/2023						3,319	202,493

	RSU	2/16/2022						3,511	214,227

	PSU	2/14/2024						43,403	2,648,006

	PSU[5]	8/8/2023						16,499	1,006,576

	PSU	2/15/2023						9,969	608,185

	PSU	2/16/2022						-	-	670,384

Cynthia L. Hansen	ISO	2/14/2024	155,470	US34.19	2/14/2034	-	1,842,439
	ISO	2/15/2023	91,470	US39.77	2/15/2033	87,484	262,445

	ISO	2/16/2022	118,200	52.61	2/16/2032	496,440	496,440

	ISO	2/18/2021	98,800	43.81	2/18/2031	1,274,520	424,840

	ISO	2/20/2020	105,000	55.54	2/20/2030	574,350	-

	ISO	2/21/2019	125,580	48.30	2/21/2029	1,596,122	-

	ISO	2/27/2018	115,380	43.02	2/27/2028	2,075,686	-

	ISO	2/28/2017	89,190	55.84	2/28/2027	461,112	-

	RSU	2/14/2024						17,481	1,066,757

	RSU	2/15/2023						13,912	848,942

	RSU	2/16/2022						12,919	788,206

	PSU	2/14/2024						52,442	3,200,138

	PSU	2/15/2023						41,736	2,546,826

	PSU	2/16/2022						-	-	2,467,321

Executive		Option-based awards[1]						Share-based awards
	Plan type	Grant date	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiry date	Value of in-the-money unexercised options		Number of units that have not vested (#)	Market or payout value of units not vested[2] ($)	Market or value of vested share-based awards not paid out or distributed[3] ($)
						Vested ($)	Unvested ($)

Colin K. Gruending	ISO	2/14/2024	210,695	46.37	2/14/2034	-	3,084,575

	ISO	2/15/2023	112,770	53.06	2/15/2033	224,134	672,387

	ISO	2/16/2022	114,410	52.61	2/16/2032	480,522	480,522

	ISO	2/18/2021	136,370	43.81	2/18/2031	1,759,182	586,382

	ISO	2/20/2020	121,740	55.54	2/20/2030	665,918	-

	ISO	2/21/2019	78,490	48.30	2/21/2029	997,608	-

	ISO	2/27/2018	45,170	43.02	2/27/2028	812,608	-

	ISO	2/28/2017	48,670	55.84	2/28/2027	251,624	-

	RSU	2/14/2024						17,224	1,050,817

	RSU	2/15/2023						13,588	829,023

	RSU	2/16/2022						12,508	763,090

	PSU	2/14/2024						51,670	3,152,385

	PSU	2/15/2023						40,777	2,487,775

	PSU	2/16/2022						-	-	2,387,954

Reginald D. Hedgebeth	ISO	2/14/2024	127,095	US34.19	2/14/2034	-	1,506,173

	RSU	2/14/2024						14,290	872,014

	RSU[6]	9/30/2023						32,981	2,012,618

	PSU	2/14/2024						42,870	2,616,043

[1]	Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date.
[2]	A performance multiplier of 1.0x has been used (PSUs only), based on achieving the target performance level as defined in the plan.
[3]	Reflects the payout value of the 2022 PSU grant, which vested on December 31, 2024, but will not be paid until March 2025. A performance multiplier of 1.0x is used.
[4]	Reflects outstanding stock options that were granted while Mr. Ebel served as Chairman, President & CEO of Spectra Energy.
[5]	Reflects additional LTI grants upon Mr. Murray’s promotion to Executive Vice President & CFO in respect of the increase to his new medium- and long-term incentive targets.
[6]	Reflects RSU grant upon Mr. Hedgebeth’s hire.

Value vested or earned in 2024

Executive	Value vested during the year		Value earned during the year
	Option-based awards[1,2] ($)	Share-based awards[1,3,4] ($)	Non-equity incentive plan[1,5] ($)

Gregory L. Ebel	0	0	4,758,860

Patrick. R. Murray	86,333	865,315	1,153,862

Cynthia L. Hansen	65,455	8,039,134	1,508,788

Colin K. Gruending	90,346	6,636,465	1,411,410

Reginald D. Hedgebeth	0	0	1,307,687

[1]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.4382 in 2024.

[2]	The values of the option-based awards are based on the following:

Grant date	Grant price	2024 vesting date	Closing price on 2024 vesting date or last trading day prior to vest date

2/20/2020	$55.54	2/20/2024	$46.56

2/20/2020	US$41.97	2/20/2024	US$34.44

2/18/2021	$43.81	2/18/2024	$46.46

2/18/2021	US$34.52	2/18/2024	US$34.42

2/16/2022	$52.61	2/16/2024	$46.46

2/16/2022	US$41.30	2/16/2024	US$34.42

2/15/2023	$53.06	2/15/2024	$45.81

2/15/2023	US$39.77	2/15/2024	US$34.01

8/8/2023	$48.08	8/8/2024	$53.21

[3]	Includes RSUs and dividend equivalents, that matured in 2024. The values of the share-based awards are based on the following:

Grant	Grant date	Grant price	2024 vesting date	Volume weighted average share price for the 20 trading days preceding the vesting date

2021 RSU	2/18/2021	$42.29	2/18/2024	$46.96

2021 RSU	2/18/2021	US$32.88	2/18/2024	US$35.12

2022 RSU	9/30/2022	$53.96	9/30/2024	$54.89

2022 RSU	9/30/2022	US$40.10	9/30/2024	US$40.59

[4]

Includes PSUs and dividend equivalents, that vested in 2024. The values of the share-based awards are based on a performance multiplier of 1.0x and the volume weighted average share price of an Enbridge share on the TSX for the 20 trading days immediately preceding the maturity date February 11, 2025, on which performance was certified.

Grant	Grant date	Grant price	2024 vesting date	Volume weighed average share price for the 20 trading days immediately preceding the maturity date

2022 PSU	2/16/2022	$52.61	12/31/2024	$63.64

[5]	Includes STIP, based on the Enbridge scorecard with variability of business unit financial performance and individual performance for the 2024 performance year.

Termination of employment and change-in-control arrangements

Employment agreements

Enbridge has employment agreements with all NEOs. The terms in the employment agreements are competitive and part of a comprehensive compensation package that assists in recruiting and retaining top executive talent.

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

Termination of employment scenarios

Compensation that would be paid to all NEOs pursuant to the terms of their existing executive employment agreements under various termination scenarios, including change in control (“CIC”), is described below.

Compensation component	Voluntary		Involuntary
	Resignation	Retirement	Termination not for cause or constructive dismissal	Termination following CIC

Base salary	None	None	Two times the current salary is paid in a lump sum

Short-term incentive	Payable in full if executive has worked the entire calendar year and remains actively employed on the payment date. Otherwise, none	Current year’s incentive prorated to retirement date

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

•  PSUs and RSUs granted prior to 2024 are prorated to retirement date and value is assessed and paid at the end of the usual term

•  PSUs and RSUs granted in 2024 and thereafter, are not prorated if the recipient is between the ages of 55-59 with 30+ years of service, or is age 60 and older at retirement date, otherwise are prorated to retirement date and value is assessed and settled at the end of the usual term, if the foregoing criteria are not met

•  Stock options granted prior to 2020 can be exercised for three years after retirement (or option expiry, if sooner)

•  Stock options granted in 2020 and thereafter continue to vest and can be exercised for five years after retirement (or option expiry, if sooner)

•  PSUs and RSUs are prorated to date of termination (plus any applicable notice period) and value is assessed and paid/settled at the end of the usual term

•  Vested stock options must be exercised according to stock option terms

•  The in-the-money spread value of unvested stock options is paid in cash

•  PSUs vest and the value is assessed and paid on performance measures deemed to have been achieved as of the change of control. RSUs vest and are share settled

•  All stock options vest and remain exercisable for 30 days following termination (or option expiry, if sooner)

Pension	No longer earns service credits		Additional two years of pension credit are added to the final pension calculation (three years for Mr. Hedgebeth)

Benefits	None	Post-retirement benefits begin	Two times the value of future benefits paid out in a lump sum

The amounts shown in the table below include the estimated incremental payments and benefits that would be payable to each of our NEOs as a result of the specified triggering event, assumed to occur as of December 31, 2024. The actual amounts that would be payable in these circumstances can be determined only at the time of the executive’s separation, would include payments or benefits already earned or vested and may differ from the amounts set forth in the table below. Amounts in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.4382 in 2024.

Executive	Triggering event[1]	Base salary[2] ($)	Short- term incentive[3] ($)	Medium- term incentive[4] ($)	Long- term incentive[5] ($)	Pension[6] ($)	Benefits[7] ($)	Total payout ($)

Gregory L. Ebel	CIC	-	-	-	-	-	-	-
	Death	-	-	12,456,797	8,291,733	-	77,442	20,825,972
	Retirement	-	-	8,174,773	8,291,733	-	77,442	16,543,948
	Voluntary or for cause termination	-	-	-	-	-	77,442	77,442
	Involuntary termination without cause	4,026,960	8,837,890	12,456,797	8,291,733	3,421,000	180,130	37,214,510
	Involuntary or good reason termination after a CIC	4,026,960	8,837,890	12,456,797	8,291,733	3,421,000	180,130	37,214,510

Patrick R. Murray	CIC	-	-	-	-	-	-	-
	Death	-	-	5,897,748	3,516,905	-	29,400	9,444,053
	Voluntary or for cause termination	-	-	-	-	-	29,400	29,400
	Involuntary termination without cause	1,528,800	1,181,271	5,861,505	3,516,905	1,440,000	111,568	13,640,049
	Involuntary or good reason termination after a CIC	1,528,800	1,181,271	5,897,748	3,516,905	1,440,000	111,568	13,676,292

Cynthia L. Hansen	CIC	-	-	-	-	-	-	-
	Death	-	-	4,183,974	3,026,164	-	37,670	7,247,808
	Retirement	-	-	2,982,878	3,026,164	-	37,670	6,046,712
	Voluntary or for cause termination	-	-	-	-	-	37,670	37,670
	Involuntary termination without cause	1,958,828	2,579,940	4,183,974	3,026,164	2,314,000	125,976	14,188,882
	Involuntary or good reason termination after a CIC	1,958,828	2,579,940	4,183,974	3,026,164	2,314,000	125,976	14,188,882

Colin K. Gruending	CIC	-	-	-	-	-	-	-
	Death	-	-	8,283,090	4,823,866	-	35,000	13,141,956
	Retirement	-	-	4,265,583	4,823,866	-	35,000	9,124,449
	Voluntary or for cause termination	-	-	-	-	-	35,000	35,000
	Involuntary termination without cause	1,820,000	2,510,530	8,239,945	4,823,866	2,101,000	127,724	19,623,065
	Involuntary or good reason termination after a CIC	1,820,000	2,510,530	8,283,090	4,823,866	2,101,000	127,724	19,666,210

Reginald D. Hedgebeth	CIC	-	-	-	-	-	-	-
	Death	-	-	5,500,676	1,506,173	-	37,393	7,044,242
	Retirement	-	-	1,968,452	1,506,173	-	37,393	3,512,018
	Voluntary or for cause termination	-	-	-	-	-	37,393	37,393
	Involuntary termination without cause	1,944,446	699,383	5,464,872	1,506,173	1,223,000	140,081	10,977,955
	Involuntary or good reason termination after a CIC	1,944,446	699,383	5,500,676	1,506,173	1,223,000	140,081	11,013,759

[1]	Mr. Ebel, Ms. Hansen, Mr. Gruending, and Mr. Hedgebeth are retirement eligible as of December 31, 2024. Retirement eligibility under Enbridge programs means age 55 or older.
[2]	Reflects a lump sum payment equal to two times the NEOs base salary in effect as at December 31, 2024.
[3]

Reflects a lump sum payment equal to two times the average of the short-term incentive award paid to the NEO in the two years preceding the year in which the termination occurs. In addition, the NEO would receive a short-term incentive payment for the current year reflected in the summary compensation table.

[4]

Represents the value of RSUs and PSUs that would vest and be settled in cash upon the triggering event, based on C$61.01 for awards granted in Canadian dollars and US$42.43 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2024, and assuming, in the case of PSUs, target performance. For PSUs and RSUs, severance period, as outlined in the executive employment agreement, counts towards active service when prorating for termination without cause.

[5]

Represents the “in-the-money value” of unvested ISOs as of December 31, 2024, that would be paid in cash (as a result of an involuntary termination without cause) or that would become vested (as a result of an involuntary or good reason termination after a CIC or retirement). In-the-money value is calculated based on C$61.01 for awards granted in Canadian dollars and US$42.43 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2024, less the applicable exercise price of the option.

[6]	Reflects the value of two additional years of pension credit for each of Messrs. Ebel, Murray and Gruending, and Ms. Hansen, and three additional years of pension credit for Mr. Hedgebeth.
[7]

Reflects a lump sum cash payment in respect of vacation carryover following the NEOs termination (as a result of death, retirement or a voluntary termination), or a lump sum cash payment in respect of the flex credit allowance and savings plan matching contributions that would have been paid by Enbridge over a period of two years following the NEOs termination (as a result of an involuntary termination without cause, or good reason termination after a CIC), plus vacation carryover and an allowance for financial and career counselling.

Additional equity compensation information

Enbridge shares used for purposes of equity compensation

Enbridge adopted the 2019 LTIP effective February 13, 2019, under which stock options were granted beginning in 2019 and share-settled RSUs granted beginning in 2022. The 2019 LTIP was approved by our shareholders at our 2019 annual meeting of shareholders.

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

Shares reserved for equity compensation as of December 31, 2024

	A	B		C

Plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column A) (#)

2019 LTIP[1]	23,529,305	51.07	[4,5]	20,023,691	[6]

Incentive Stock Option Plan[2]	4,988,130	53.76	[4]	-

Spectra 2007 LTIP[3]	596,105	41.52	[4]	-

[1]	Includes options and share-settled RSUs outstanding under the 2019 LTIP.
[2]	Includes options outstanding under the Incentive Stock Option Plan.
[3]

Awards granted under the Spectra 2007 LTIP were assumed by Enbridge at the closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction.

[4]	U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.4382 in 2024.
[5]

This weighted-average exercise price relates only to options granted under the 2019 LTIP. All other awards granted under the 2019 LTIP are deliverable without the payment of any consideration, and therefore these awards have not been considered in calculating the weighted average exercise price.

[6]	Represents 0.9192% of total issued and outstanding Enbridge shares as of December 31, 2024.

Awards granted and outstanding as of December 31, 2024

Awards outstanding	Number outstanding	Percentage of total issued and outstanding Enbridge shares

2019 LTIP[1]	23,529,305	1.0802%

Incentive Stock Option Plan	4,988,130	0.2290%

Spectra 2007 LTIP – stock options[2]	596,105	0.0274%

[1]	Includes options and share-settled RSUs outstanding under the 2019 LTIP.
[2]	Awards granted under the Spectra 2007 LTIP as described in the “Assumed equity-based compensation awards from Spectra Energy” section.

Plan restrictions – 2019 LTIP

Enbridge shares reserved for issue under the 2019 LTIP

49,700,000 in total, or 2.28% of Enbridge’s total issued and outstanding Enbridge shares as of December 31, 2024.

The total number of Enbridge shares reserved for issuance to Insiders pursuant to all security-based compensation arrangements of the Company shall not exceed 10% of the number of Enbridge shares outstanding at the time of reservation.

Enbridge shares that can be issued in a one-year period	The total number of Enbridge shares issued to Insiders pursuant to all security-based compensation arrangements of the Company shall not exceed 10% of the number of Enbridge shares outstanding at the time of issuance (excluding any other Enbridge shares issued under all security-based compensation arrangements of the Company during such one-year period).

The number of Enbridge shares that can be issued as incentive stock options (within the meaning of the U.S. Internal Revenue Code)	Up to 2,000,000 Enbridge shares can be issued under the 2019 LTIP as Incentive Stock Options.

Stock options delivered to a greater than 10% shareholder	If an Incentive Stock Option is granted to a greater than 10% shareholder, the grant price will not be less than 110% of the fair market value on the grant date of the Incentive Stock Option, and in no event will such Incentive Stock Option be exercisable after the expiration of five years from the date on which the Incentive Stock Option is granted.

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

Annual burn rate

Stock options outstanding	2024	2023	2022

2019 LTIP	0.3356%	0.2223%	0.2071%

Incentive Stock Option Plan[1]	-	-	-

Spectra 2007 LTIP – stock options[2]	-	-	-

[1]	No grants have been made under this plan since 2018.
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

Enbridge shareholder approval is required to implement any of the following changes:

•	increasing the overall share limit

•	reducing the grant, exercise or purchase price for any awards

•	the cancellation of any awards and the reissue of or replacement of such awards with awards having a lower grant, exercise or purchase price

•	removing or exceeding the limits of the 2019 LTIP on participation by insiders

•	the extension of the term of any award

•	allowing other than employees or non-employee directors of the Company or a subsidiary to become participants in the 2019 LTIP

•	allowing awards to become transferable or assignable other than by will or according to the laws of descent and distribution

•	changing the amendment provisions of the 2019 LTIP

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

For RSUs granted prior to 2024, RSUs are prorated to retirement date and value is assessed and settled at the end of the usual term.

For RSUs granted in 2024 and thereafter, RSUs are not prorated for employees between the age of 55-59 with 30+ years of experience or who are age 60 and older at retirement date. RSUs are prorated to retirement date and value is assessed and settled at the end of the usual term if the foregoing criteria are not met.

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

Defined benefit plan

The following graphic shows how the SMPP retirement benefit payable at normal retirement age is calculated:

Key terms of the SMPP:

•	Eligibility: members of senior management join the SMPP on the later of their date of hire or promotion to a senior management position

•	Vesting: plan participants are fully vested immediately

•

Retirement age: normal retirement date is age 65. Participants may retire and receive an unreduced benefit at age 60, or as early as age 55 if they have 30 years of service. Participants with less than 30 years of service may retire on or after age 55 and receive a benefit that is reduced by 3% for each year the participant’s age at retirement was less than age 60

•

Survivor benefits: benefits are payable for the life of the member. If the member is single at retirement, 15 years of pension payments are guaranteed. If the member is married at retirement and dies before their spouse, 60% of the pension will continue to be paid to the spouse for his/her lifetime

Pension benefits are paid from the following tax-qualified and supplemental pension plans which comprise the SMPP:

•	Retirement Plan for Employees of Enbridge Inc. and Affiliates

•	Enbridge Employee Services, Inc. Employees’ Pension Plan

•	Enbridge Supplemental Pension Plan

•	Enbridge Employee Services Inc. Supplemental Pension Plan for United States Employees

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

Executive	Credited service (years)	Annual benefits payable		Accrued obligation at January 1, 2024 ($)	Compensatory change[1] ($)	Non- compensatory change[2] ($)	Accrued obligation at December 31, 2024 ($)
		At year end ($)	At age 65 ($)
				A	B	C	A+B+C

Gregory L. Ebel[3,4]	2.00	111,000	480,000	757,000	848,000	127,000	1,732,000

Patrick R. Murray	18.00	276,000	736,000	5,183,000	356,000	411,000	5,950,000

Cynthia L. Hansen[4,5,6]	19.42	581,000	708,000	7,925,000	709,000	418,000	9,052,000

Colin K. Gruending[6]	21.25	602,000	844,000	7,991,000	707,000	340,000	9,038,000

Reginald D. Hedgebeth[4,7]	1.29	26,000	257,000	83,000	295,000	32,000	410,000

[1]	The components of compensatory change are current service cost and the difference between actual and estimated pensionable earnings.
[2]	The non-compensatory change includes interest on the accrued obligation at the start of the year, changes in actuarial assumptions and other experience gains and losses not related to compensation.
[3]

Mr. Ebel accrued a deferred vested pension benefit, and is also in receipt of a pension, from various legacy pension plans in respect of service while employed by Spectra Energy prior to February 27, 2017. These entitlements were assumed by Enbridge on closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section, but are not linked to, or impacted by, his employment with Enbridge Inc., so are not included in the above table. As at December 31, 2024, the accrued obligation in respect of these legacy entitlements is C$5,591,000 and the accrued annual benefits payable at year end is C$353,000.

[4]

U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.4382 in 2024. The impact of changes to exchange rates on Mr. Ebel and Ms. Hansen’s accrued obligation are reflected in the non-compensatory change.

[5]	Ms. Hansen’s SMPP retirement benefit is indexed for inflation.
[6]

In 2020, Ms. Hansen and Mr. Gruending were granted a temporary hold-harmless against a reduction to their SMPP pension resulting from the significant reductions in base salary should they retire within five years of the reduction. These temporary base salary reductions were related to the impacts of COVID-19, reduced energy demand and reduced commodity prices, and were not intended to have a permanent impact on the SMPP lifetime pensions. NEO base salaries were reinstated in 2021.

[7]

Mr. Hedgebeth accrued a deferred vested pension benefit in respect of service while employed by Spectra Energy prior to March 2, 2017. This entitlement was assumed by Enbridge on closing of the Merger Transaction but is not linked to, or impacted by, his employment with Enbridge Inc., so is not included in the above table. As at December 31, 2024, the accrued obligation in respect of this legacy entitlement is C$383,000 and the accrued annual benefits payable at year end is C$41,000.

Defined contribution plan

The defined contribution pension plan is a non-contributory pension plan. The level of contribution varies, depending on age and years of service. None of the NEOs are currently participating in the defined contribution pension plan.

Mr. Murray, Ms. Hansen, and Mr. Gruending participated in the defined contribution plan for approximately ten years, six years, and four years respectively, prior to joining the SMPP. The values shown below reflect market value of assets of the defined contribution plan.

Executive	Accumulated value at January 1, 2024 ($)	Compensatory change[1] ($)	Accumulated value at December 31, 2024 ($)

Patrick R. Murray	114,522	-	135,352

Cynthia L. Hansen	174,473	-	196,216

Colin K. Gruending	109,198	-	130,005

[1]	The compensatory change is equal to contributions made by the Company during 2024.

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

Quantification of equity-based compensation

Set forth below are the number of Enbridge shares issuable under the Spectra 2007 LTIP in connection with the exercise or settlement of the Assumed Spectra Energy Awards outstanding as of December 31, 2024.

Total Enbridge shares issuable under Spectra 2007 LTIP	Percentage of issued and outstanding Enbridge shares

596,105	0.0274%

Termination provisions of Spectra Energy options

The termination provisions for the Spectra Energy options, are described below.

Reason for termination	Provisions

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

Involuntary termination, without cause or for good reason before 2-year anniversary of change in control (the 2-Year CIC Period)	The unvested portion of such an award vests upon such termination from employment. Vested Spectra Energy options can be exercised through the 10th anniversary of the grant date.

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

Report of the Human Resources and Compensation Committee

The Human Resources and Compensation Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management. Based on the review and discussion, the Human Resources and Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Circular. This report is provided by the following independent directors who comprised the Human Resources and Compensation Committee on December 31, 2024:

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

Our Directors’ Compensation Plan is designed with four key objectives in mind:

While our executive compensation program is designed around pay for performance, director compensation is based on annual retainers. This is designed to meet our compensation objectives and to help ensure our directors are unbiased when making decisions and carrying out their duties while serving on our Board.

The Governance Committee uses a peer group of companies to set the annual retainers for our Board and targets director compensation at or about the 50th percentile. See “Benchmarking to peers” beginning on page 30 for more information about our peer group and how we benchmark executive compensation.

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

Every second year a comprehensive review, including peer analysis and benchmarking to the peer group, is conducted by an external consultant. This comprehensive review was completed in 2025. Following this review, and in line with our director compensation philosophy of targeting director compensation at or about the 50th percentile in our peer group, the Board of Directors, on recommendation of the Governance Committee, approved changes to directors’ compensation in 2025, effective January 1, 2025, including a US$15,000 increase in the annual Board retainer and a US$5,000 increase in the annual Sustainability Committee and Safety and Reliability Committee Chair retainers.

All non-employee director compensation in 2024 was paid under the Directors’ Compensation Plan. We do not compensate non-employee directors under our 2019 Long Term Incentive Plan for employees. All retainers are payable in U.S. dollars regardless of director residency.

Director share ownership requirements

We expect directors to own Enbridge shares so that they have an ongoing stake in the Company and are aligned with the interests of shareholders. Within five years of becoming a director, each director is required to hold at least US$945,000 in Enbridge shares and/or DSUs, being three times the annual Board retainer of US$315,000. See “Change in director equity ownership” on page 69 for more information.

If a decrease in the market value of Enbridge shares results in a director no longer meeting the share ownership requirements, we expect the director to purchase additional Enbridge shares in order to satisfy the minimum threshold.

DSUs are paid out when a director retires from the Board. They are settled in cash, based on the weighted average of the trading price of common shares on the TSX for the last five trading days before the date that is three trading days before the payment date, multiplied by the number of DSUs the director holds. Directors may not engage in equity monetization transactions or hedges involving securities of Enbridge (see “Insider trading and prohibition on hedging” on page 27).

Director compensation components

Our Directors’ Compensation Plan has four components:

•	an annual retainer

•	an annual retainer if they serve as the Chair of the Board or chair of a Board committee

•	a fee for travelling to Board and Board committee meetings from the director’s home state or province to a meeting in another state or province

•	reimbursement for reasonable travel and other out-of-pocket expenses relating to their duties as a director

We do not have meeting attendance fees.

Our Directors’ Compensation Plan has been in effect since 2004 and was revised most recently in 2023. The table below shows the fee schedule for directors in 2024.

Directors are paid quarterly. Mr. Ebel does not receive any director compensation because he is compensated in his role as our President & CEO. We have not granted stock options to directors since 2002. Directors can receive their retainer in a combination of cash, Enbridge shares and DSUs, but they must receive a minimum amount in DSUs. Travel fees are paid in cash.

2024 directors’ compensation plan retainers

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

The table below shows the compensation components in which each director’s annual retainer for the year ended December 31, 2024, was delivered.

Director	Cash (%)	Enbridge shares (%)	DSUs (%)

Mayank M. Ashar			100

Gaurdie E. Banister	65		35

Pamela L. Carter	50	15	35

Susan M. Cunningham	25		75

Gregory L. Ebel[1]	-		-

Jason B. Few	50		50

Theresa B.Y. Jang			100

Teresa S. Madden	50		50

Manjit Minhas	50		50

Stephen S. Poloz	40		60

S. Jane Rowe		50	50

Steven W. Williams			100

Former Directors[2]

Dan C. Tutcher			100

[1]	Mr. Ebel did not receive any compensation as a director of Enbridge because he is our President & CEO.
[2]	Mr. Tutcher retired from the Board effective May 8, 2024.

2024 director compensation table

The table below provides information concerning the compensation of each non-employee director who served at any time in 2024.

		Share based awards[2]				All other compensation			Total

	Fees earned[1] (cash)	Enbridge Shares[3]		DSUs[3]		Other fees[4]	Dividends on DSUs[5]

Director	($)	(#)	($)	(#)	($)	($)	(#)	($)	($)

Mayank M. Ashar				7,857	410,948	4,123	207	11,584	426,654

Gaurdie E. Banister	287,663			2,750	143,832	4,096	72	4,054	439,646

Pamela L. Carter	386,976	2,218	116,093	5,179	270,883	8,219	136	7,636	789,806

Susan M. Cunningham	107,874			6,187	323,621	4,096	163	9,122	444,714

Jason B. Few	205,474			3,928	205,474	8,219	83	4,802	423,968

Theresa B.Y. Jang				4,733	262,310	2,102	64	3,763	268,175

Teresa S. Madden	222,597			4,255	222,597	8,219	112	6,275	459,687

Manjit Minhas	205,474			3,928	205,474	4,123	103	5,792	420,862

Stephen S. Poloz	175,338			5,028	263,006	8,219	132	7,414	453,977

S. Jane Rowe		3,927	205,474	3,928	205,474	6,117	103	5,792	422,857

Steven W. Williams				8,380	438,344	4,123	178	10,243	452,710

Gregory L. Ebel[6]

Former Directors

Dan C. Tutcher[6]				3,123	148,637	2,062	40	1,981	152,680

[1]

The cash portion of the retainers paid to the directors. Directors are paid quarterly in US$. The values presented in this table are in C$ and reflect U.S./Canadian exchange rates from the Bank of Canada of 1.3474 as at March 7, 2024, 1.3746 as at June 13, 2024, 1.3563 as at September 19, 2024, and 1.4010 as at November 28, 2024.

[2]	The portion of the retainer received as DSUs and Enbridge shares.
[3]

The value of the Enbridge shares and DSUs paid quarterly is based on the weighted average of the trading price of Enbridge shares on the TSX for the five trading days prior to the date that is two weeks prior to the applicable payment date. The weighted average Enbridge share prices were $46.68, $49.61, $54.81 and $59.76 for the first, second, third and fourth quarters, respectively, of 2024.

[4]	For all of our non-employee directors, includes a per meeting US$1,500 travel fee.
[5]	Includes dividend equivalents granted in 2024 on DSUs granted in 2024 based on the 2024 quarterly dividend rate of $0.9150. Dividend equivalents vest at the time of grant.
[6]	Mr. Ebel does not receive any compensation as a director of Enbridge because he is our President & CEO. For Mr. Ebel’s compensation as President & CEO, see the summary compensation table on page 49.

Change in director equity ownership

The table below shows the change in each director’s equity ownership from March 5, 2024, to March 4, 2025, the dates of the 2024 and 2025 management information circulars, respectively.

Director	Enbridge shares (#)	DSUs (#)	Total Enbridge shares + DSUs (#)	Market (at risk) value of equity holdings (C$)[1,2]

Mayank M. Ashar

2025	64,000	29,397	93,397	5,616,896

2024	64,000	19,844	83,844	3,964,983

Change	—	9,553	9,553	1,651,913

Gaurdie E. Banister

2025	24,245	15,501	39,746	2,390,324

2024	24,245	11,822	36,067	1,705,608

Change	—	3,679	3,679	684,716

Pamela L. Carter

2025	55,876	33,357	89,233	5,366,473

2024	53,658	26,161	79,819	3,774,641

Change	2,218	7,196	9,414	1,591,832

Susan M. Cunningham

2025	3,502	30,686	34,188	2,056,066

2024	3,502	22,679	26,181	1,238,099

Change	—	8,007	8,007	817,967

Gregory L. Ebel[3]

2025	672,484	58,778	731,262	43,978,097

2024	671,844	55,002	726,846	34,372,547

Change	640	3,776	4,416	9,605,549

Jason B. Few[2]

2025	—	11,404	11,404	685,837

2024	—	6,839	6,839	323,416

Change	—	4,565	4,565	362,420

Douglas L. Foshee[2]

2025	5,000	—	5,000	300,700

2024	—	—	—	—

Change	5,000	—	5,000	300,700

Theresa B.Y. Jang[2]

2025	16,516	4,872	21,388	1,286,274

2024	16,516	—	16,516	781,042

Change	—	4,872	4,872	505,233

Teresa S. Madden

2025	5,454	29,277	34,731	2,088,722

2024	5,454	23,244	28,698	1,357,128

Change	—	6,033	6,033	731,594

Manjit Minhas[2]

2025	336	4,095	4,431	266,480

2024	336	—	336	15,889

Change	—	4,095	4,095	250,591

Stephen S. Poloz

2025	1,736	28,099	29,835	1,794,277

2024	1,736	21,388	23,124	1,093,534

Change	—	6,711	6,711	700,743

S. Jane Rowe

2025	35,903	13,469	49,372	2,969,232

2024	31,976	8,771	40,747	1,926,926

Change	3,927	4,698	8,625	1,042,306

Steven W. Williams

2025	32,282	24,026	56,308	3,386,363

2024	13,682	14,307	27,989	1,323,600

Change	18,600	9,719	28,319	2,062,763

Total

2025	917,334	282,961	1,200,295	72,185,741

2024	886,949	210,057	1,097,006	51,877,414

Change	30,385	72,904	103,289	20,308,328

[1]

Based on the total market value of the Enbridge shares and/or DSUs owned by the director, based on the closing prices of $47.29 on the TSX on March 5, 2024, and $60.14 on March 4, 2025. These amounts have been rounded to the nearest dollar in Canadian dollars.

[2]

Directors must hold at least three times their annual US$315,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.4382, the published WM/Reuters 4 pm London exchange rate for December 31, 2024. All current directors meet or exceed this requirement except Mr. Few, Ms. Minhas, Ms. Jang and Mr. Foshee, who have until May 4, 2027, November 28, 2028, May 8, 2029, and January 1, 2030, respectively, to meet this requirement.

[3]

Mr. Ebel did not receive any compensation as a director of Enbridge; he is compensated for his role as President & CEO. Prior to becoming President & CEO, Mr. Ebel received DSUs as compensation for being a director and continues to receive dividends on those DSUs.

Non-GAAP reconciliation

This Amendment No. 1 contains references to non-GAAP and other financial measures, including EBITDA, adjusted EBITDA, DCF and DCF per common share. Management believes the presentation of these metrics gives useful information to investors and shareholders as they provide increased transparency and insight into the performance of the Company.

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

This Amendment No. 1 also contains references to debt-to-EBITDA, a non-GAAP ratio which utilizes adjusted EBITDA as one of its components. Debt-to-EBITDA is used as a liquidity measure to indicate the amount of adjusted earnings to pay debt, as calculated on the basis of U.S. GAAP, before covering interest, tax, depreciation and amortization.

Distributable cash flow (DCF)

DCF and DCF per common share are measures used for purposes of Enbridge’s executive compensation programs. The following table presents the reconciliation of cash provided by operating activities to DCF. DCF is defined as cash flow provided by operating activities before changes in operating assets and liabilities (including changes in environmental liabilities) less distributions to noncontrolling interests and redeemable noncontrolling interests, preference share dividends and maintenance capital expenditures, and further adjusted for unusual, infrequent or other non-operating factors. Management also uses DCF to assess the performance of the Company and to set its dividend payout target. DCF for the year ended December 31, 2024, has been converted to DCF per share by taking DCF of $11,991 million and dividing by 2,155 million, the weighted average number of Enbridge shares outstanding as of December 31, 2024. For purposes of the 2024 STIP award determinations as described on page 37, DCF was converted to DCF per share by taking DCF of $12,477 million and dividing by 2,155 million, the weighted average number of Enbridge shares outstanding as of December 31, 2024. For purposes of 2022 PSU payout determinations as described on page 41, DCF was converted to DCF per share by taking DCF of $12,144 million and dividing by 2,155 million, the weighted average number of Enbridge shares outstanding as of December 31, 2024.

	Years ended December 31

(unaudited, millions of Canadian dollars)	2024	2023

Cash provided by operating activities	12,600	14,201

Adjusted for changes in operating assets and liabilities[1]	133	(2,311)

	12,733	11,890

Distributions to noncontrolling interests[2]	(333)	(363)

Preference share dividends[2]	(388)	(352)

Maintenance capital	(1,118)	(918)

Significant adjustment items:

Other receipts of cash not recognized in revenue	97	210

	Years ended December 31

(unaudited, millions of Canadian dollars)	2024	2023

Employee severance costs, net of tax	95	-

Distributions from equity investments in excess of cumulative earnings[2]	801	639

Competitive Toll Settlement realized hedge loss, net of tax	-	479

Litigation settlement gain	-	(68)

Other items	104	(250)

DCF	11,991	11,267

Adjusting items in respect of:

For STIP calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of target setting expressed in DCF	486	205

Total DCF adjusted for 2024 STIP award determinations	12,477	11,472

DCF	11,991	11,267

Adjusting items in respect of:

For 2022 PSU calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of the grant expressed in DCF	486	247

Total DCF adjusted for 2022 PSU payout determinations	12,477	11,514

[1]	Changes in operating assets and liabilities, net of recoveries.
[2]	Presented net of adjusting items.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Shares reserved for equity compensation as of December 31, 2024” for information regarding our equity plan compensation on page 56.

Security ownership of certain beneficial owners and management

Beneficial ownership table

The table below sets forth the number and percentage of outstanding Enbridge shares beneficially owned by each of our directors, director nominees, NEOs and all directors and executive officers as a group, as of the date of this Amendment No. 1. The number of Enbridge shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, for each person named in the table, the number in the “Number of Enbridge shares acquirable within 60 days” column includes shares covered by stock options that may be exercised and that vest within 60 days after March 4, 2025, as well as shares acquired on settlement of RSUs within 60 days after March 4, 2025. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Enbridge Inc., 200, 425 – 1st Street SW, Calgary, Alberta, T2P 3L8.

Name of beneficial owner	Number of Enbridge shares held	Number of Enbridge shares acquirable within 60 days	Total Enbridge Shares Beneficially Owned	Percent of common shares outstanding

All current executive officers and directors as a group	1,443,685	2,988,715	4,432,400	*

Mayank M. Ashar	64,000	-	64,000	*

Gaurdie E. Banister	24,245	-	24,245	*

Pamela L. Carter[1]	55,876	-	55,876	*

Susan M. Cunningham	3,502	-	3,502	*

Gregory L. Ebel	672,484	727,797	1,400,281	*

Jason B. Few	-	-	-	*

Douglas L. Foshee	5,000	-	5,000	*

Theresa B.Y. Jang	16,516	-	16,516	*

Teresa S. Madden	5,454	-	5,454	*

Manjit Minhas	336	-	336	*

Stephen S. Poloz	1,736	-	1,736	*

S. Jane Rowe[1]	35,903	-	35,903	*

Steven W. Williams	32,282	-	32,282	*

Colin K. Gruending	131,885	631,914	763,799	*

Cynthia L. Hansen	288,523	715,163	1,003,686	*

Reginald D. Hedgebeth	128	31,774	31,902	*

Patrick R. Murray	15,680	252,772	268,452	*

[1]

Ms. Carter, Ms. Rowe and Mr. Foshee will be paid a portion of their directors’ compensation in Enbridge shares on March 28, 2025. Under our Directors’ Compensation Plan, the number of Enbridge shares will be calculated by dividing the applicable amount of compensation in Canadian dollars payable in Enbridge shares on the payment date by the weighted average the closing price per Enbridge share on the TSX for the five trading days prior to the date that is two weeks prior to the payment date.

*	Represents less than 1% of the outstanding Enbridge shares.

Principal shareholders

The table below outlines information about the number of Enbridge shares held by persons known by the Company to be the beneficial owners of more than 5% of issued and outstanding shares as of the date of this Amendment No. 1. This information is based on the most recently available reports filed with the SEC.

Name and address of beneficial owner	Aggregate number of Enbridge shares beneficially owned	Percent of Enbridge shares outstanding

BlackRock, Inc. 50 Hudson Yards New York, NY 10001[1]	115,744,992	5.3%

[1]	The information for this beneficial owner is based on Schedule 13G filing on November 8, 2024, which can be retrieved at sec.gov.

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

In making director independence determinations, the Board reviews related person transactions, assisted by the completion of annual questionnaires by directors and officers of the Company. For purposes of the foregoing, a “related person transaction” is a transaction in which the Company was or is to be a participant and the amount involved exceeds US$120,000, and in which any related person had or will have a direct or indirect material interest, and a “related person” means (i) a director, nominee director or executive officer of the Company; (ii) an immediate family member of a director, nominee director or executive officer, or (iii) a beneficial holder of greater than five per cent of the Company’s shares or an immediate family member of such holder. In 2024, there were no related person transactions that required approval or disclosure.

Further, as noted in the section above, the SOBC requires that all officers and directors avoid conflicts of interest and disclose any actual or potential conflicts of interest. Any actual or potential conflicts of interest disclosed are reviewed by the Company’s Ethics and Compliance Department for appropriate follow-up and reporting. Any waiver from any part of the SOBC requires the approval of the CEO. For executive officers, senior financial officers and members of the Board, a waiver requires the express approval of the Board. In 2024, neither the CEO nor the Board provided approval of any waivers respecting the SOBC.

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

The Board has determined that 11 of our 12 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Mr. Tutcher, who retired from the Board on May 8, 2024, and Ms. Carter, who is retiring and not standing for re-election as a director at the Meeting, were also independent. Each of the Board’s five standing committees is comprised entirely of independent directors.

The Governance Committee is responsible for ensuring the Board functions independently of management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

External auditor services—fees

The following table sets forth all services rendered by the Company’s auditors, PwC, by category, together with the corresponding fees billed by the auditors for each category of service for the fiscal years ended December 31, 2024 and 2023.

	2024 (C$)	2023 (C$)	Description of fee category

Audit fees	16,914,000	15,860,000	Represents the aggregate fees for audit services.

Audit-related fees	1,445,000	1,283,000	Represents the aggregate fees for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit fees”.

Tax fees	1,710,000	1,850,000	Represents the aggregate fees for professional services rendered by the Company’s auditors for tax compliance, tax advice and tax planning.

All other fees	532,000	315,000	Represents the aggregate fees for products and services provided by the Company’s auditors other than those services reported under “Audit fees”, “Audit-related fees” and “Tax fees”.

Total fees	20,601,000	19,308,000

Pre-approval policies and procedures

The Audit, Finance and Risk Committee (“AFRC”) has adopted a policy that requires pre-approval by the AFRC of any services to be provided by the Company’s external auditors, whether those services are audit or non-audit related. The policy prohibits the Company from engaging the auditors to provide the following non-audit services:

•	bookkeeping or other services related to accounting records and financial statements

•	financial information systems design and implementation

•	appraisal or valuation services, fairness opinions or contribution in kind reports

•	actuarial services

•	internal audit outsourcing services

•	management functions or human resources

•	broker or dealer, investment adviser or investment banking services

•	legal services

•	expert services unrelated to the audit

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

You can find further information about the roles and responsibilities of the AFRC beginning on page 20 of this Amendment No. 1.

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

ENBRIDGE INC.
(Registrant)

Date: March 11, 2025	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President & Chief Financial Officer
Enbridge Inc.