Form 10-Q
period 2025-06-30
ENBRIDGE INC
filed 2025-08-01
CIK 895728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 2,180,514,839 common shares outstanding as at July 25, 2025.

GLOSSARY

"we", "our", "us" and "Enbridge"	Enbridge Inc.
6th Circuit	the 6th Circuit Court of Appeals
AOCI	Accumulated other comprehensive income/(loss)
BC	British Columbia
DAPL	Dakota Access Pipeline
DCP	DCP Midstream, LP
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EIS	Environmental Impact Statement
Enbridge Gas Ontario	Enbridge Gas Inc.
EOG	The East Ohio Gas Company
Exchange Act	United States Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
NRGreen	NRGreen Power Limited Partnership
OCI	Other comprehensive income/(loss)
OEB	Ontario Energy Board
OPEB	Other postretirement benefit obligations
Questar	Questar Gas Company
ROE	Return on Equity
SEP	Spectra Energy Partners, LP
the District Court	the US Court for the District of Columbia
the Guaranteed Enbridge Notes	Enbridge's outstanding guaranteed notes
the Ohio Commission	the Public Utilities Commission of Ohio
the Partnerships	Spectra Energy Partners, LP and Enbridge Energy Partners, L.P.
the Questar Acquisition	Enbridge Inc.'s acquisition of all of the membership interests of Fall West Holdco LLC which owns 100% of Questar Gas Company and its related Wexpro companies on May 31, 2024
the Whistler Parent JV	the joint venture formed by Enbridge Inc., WhiteWater/I Squared Capital and MPLX LP on May 29, 2024
Tomorrow RNG	Six Morrow Renewables operating landfill gas-to-renewable natural gas production facilities
US	United States of America
US District Court	the US District Court in the Western District of Michigan
US Gas Utilities / the Acquisitions	Enbridge Inc.'s acquisitions of three US gas utilities from Dominion Energy, Inc.
Vector	Vector Pipeline L.P.
Wexpro	Wexpro Company and its consolidated subsidiaries

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

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as "anticipate", "believe", "estimate", "expect", "forecast", "intend", "likely", "plan", "project", "target" and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; expected supply of, demand for, exports of and prices of crude oil, natural gas, natural gas liquids (NGL), liquefied natural gas (LNG), renewable natural gas (RNG) and renewable energy; energy transition and lower-carbon energy, and our approach thereto; environmental, social, governance and sustainability goals, practices and performance; industry and market conditions; anticipated utilization of our assets; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission, Gas Distribution and Storage and Renewable Power Generation businesses; the characteristics, anticipated benefits, financing and timing of our acquisitions, dispositions and other transactions, including the anticipated benefits of the acquisitions of three US gas utilities (US Gas Utilities) from Dominion Energy, Inc. (the Acquisitions); expected future actions of regulators and courts, government trade policies, as well as possible impacts of potential and announced tariffs, duties, fees, economic sanctions, or other trade measures and the timing thereof; expected costs, benefits and in-service dates related to announced projects and projects under construction; expected capital expenditures; investable capacity and capital allocation priorities; expected equity funding requirements for our commercially secured growth program; expected future growth, development and expansion opportunities; expected optimization and efficiency opportunities; expectations about our joint venture partners’ ability to complete and finance projects under construction; our ability to successfully integrate the US Gas Utilities; expected closing of acquisitions, dispositions and other transactions and the timing thereof; toll and rate cases discussions and proceedings and anticipated outcomes, timelines and impacts therefrom, including those relating to the Gas Transmission and Gas Distribution and Storage businesses; operational, industry, regulatory, climate change and other risks associated with our businesses; and our assessment of the potential impact of the various risk factors identified herein.

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

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities; operating performance; legislative and regulatory parameters; litigation; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom (including the anticipated benefits from the Acquisitions); evolving government trade policies, including potential and announced tariffs, duties, fees, economic sanctions or other trade measures; operational dependence on third parties; dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; inflation; interest rates; commodity prices; access to and cost of capital; our ability to maintain adequate insurance in the future at commercially reasonable rates and terms; political decisions; global geopolitical conditions; and the supply of, demand for and prices of commodities and other alternative energy, including but not limited to, those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and US securities regulators. The impact of any one assumption, risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, Enbridge assumes no obligation to publicly update or revise any forward-looking statement made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	8,124	5,291	17,673	9,436
Gas distribution sales	1,763	1,208	5,462	3,169
Transportation and other services	4,989	4,837	10,243	9,769
Total operating revenues (Note 3)	14,876	11,336	33,378	22,374
Operating expenses
Commodity costs	8,008	5,173	17,343	9,179
Gas distribution costs	548	309	2,164	1,303
Operating and administrative	2,310	2,308	4,781	4,442
Depreciation and amortization	1,391	1,273	2,799	2,466
Impairment of long-lived assets (Note 4)	330	—	330	—
Total operating expenses	12,587	9,063	27,417	17,390
Operating income	2,289	2,273	5,961	4,984
Income from equity investments	510	489	1,239	1,185
Gain on disposition of equity investments (Note 6)	—	1,091	—	1,091
Other income/(expense) (Note 12)	1,369	(31)	1,489	(582)
Interest expense	(1,181)	(1,082)	(2,515)	(1,987)
Earnings before income taxes	2,987	2,740	6,174	4,691
Income tax expense	(666)	(739)	(1,363)	(1,125)
Earnings	2,321	2,001	4,811	3,566
Earnings attributable to noncontrolling interests	(42)	(58)	(168)	(111)
Earnings attributable to controlling interests	2,279	1,943	4,643	3,455
Preference share dividends	(102)	(95)	(205)	(188)
Earnings attributable to common shareholders	2,177	1,848	4,438	3,267
Earnings per common share attributable to common shareholders (Note 5)	1.00	0.86	2.04	1.53
Diluted earnings per common share attributable to common shareholders (Note 5)	1.00	0.86	2.03	1.53

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(unaudited; millions of Canadian dollars)
Earnings	2,321	2,001	4,811	3,566
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	11	12	(14)	128
Gain/(loss) on net investment hedges (Note 10)	447	(161)	413	(538)
Other comprehensive income from equity investees and other investments	9	2	21	1
Excluded components of fair value hedges	10	—	14	4
Reclassification to earnings of loss on cash flow hedges	8	9	14	9
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(6)	(5)	(13)	(9)
Reclassification of actuarial gain on pension and OPEB from regulatory assets	49	—	49	—
Foreign currency translation adjustments	(3,534)	727	(3,415)	2,385
Other comprehensive income/(loss), net of tax	(3,006)	584	(2,931)	1,980
Comprehensive income/(loss)	(685)	2,585	1,880	5,546
Comprehensive (income)/loss attributable to noncontrolling interests	20	(72)	(108)	(160)
Comprehensive income/(loss) attributable to controlling interests	(665)	2,513	1,772	5,386
Preference share dividends	(102)	(95)	(205)	(188)
Comprehensive income/(loss) attributable to common shareholders	(767)	2,418	1,567	5,198

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning and end of period	6,818	6,818	6,818	6,818
Common shares
Balance at beginning of period	71,808	69,201	71,738	69,180
Shares issued, net of issue costs (Note 8)	—	2,489	—	2,489
Shares issued on exercise of stock options	14	1	46	5
Shares issued on vesting of restricted stock units (RSU), net of tax	1	7	39	24
Balance at end of period	71,823	71,698	71,823	71,698
Additional paid-in capital
Balance at beginning of period	229	274	275	268
Stock-based compensation	11	21	60	53
Stock options exercised	(13)	(1)	(40)	(5)
Vested RSUs	(1)	(22)	(69)	(44)
Balance at end of period	226	272	226	272
Deficit
Balance at beginning of period	(17,785)	(15,696)	(20,046)	(17,115)
Earnings attributable to controlling interests	2,279	1,943	4,643	3,455
Preference share dividends	(102)	(95)	(205)	(188)
Common share dividends declared	(2,055)	(1,946)	(2,055)	(1,946)
Balance at end of period	(17,663)	(15,794)	(17,663)	(15,794)
Accumulated other comprehensive income (Note 9)
Balance at beginning of period	7,188	3,664	7,115	2,303
Other comprehensive income/(loss) attributable to common shareholders, net of tax	(2,944)	570	(2,871)	1,931
Balance at end of period	4,244	4,234	4,244	4,234
Total Enbridge Inc. shareholders' equity	65,448	67,228	65,448	67,228
Noncontrolling interests
Balance at beginning of period	3,022	3,042	2,993	3,029
Earnings attributable to noncontrolling interests	42	58	168	111
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized gain/(loss) on cash flow hedges	(2)	2	(1)	8
Foreign currency translation adjustments	(60)	12	(59)	41
	(62)	14	(60)	49
Comprehensive income/(loss) attributable to noncontrolling interests	(20)	72	108	160
Distributions	(95)	(89)	(195)	(167)
Contributions	2	—	7	2
Other	1	—	(3)	1
Balance at end of period	2,910	3,025	2,910	3,025
Total equity	68,358	70,253	68,358	70,253
Dividends paid per common share	0.94	0.92	1.88	1.84

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2025	2024
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	4,811	3,566
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	2,799	2,466
Deferred income tax expense	791	613
Unrealized derivative fair value loss/(gain), net (Note 10)	(1,375)	923
Income from equity investments	(1,239)	(1,185)
Distributions from equity investments	1,059	1,037
Impairment of long-lived assets	330	—
Gain on disposition of equity investments	—	(1,091)
Other	(44)	143
Changes in operating assets and liabilities	(841)	(507)
Net cash provided by operating activities	6,291	5,965
Investing activities
Capital expenditures	(3,623)	(2,533)
Long-term, restricted and other investments	(1,380)	(1,294)
Distributions from equity investments in excess of cumulative earnings	384	463
Additions to intangible assets	(124)	(93)
Acquisitions	—	(10,454)
Proceeds from disposition of equity investments	130	2,724
Other	(35)	(43)
Net cash used in investing activities	(4,648)	(11,230)
Financing activities
Net change in short-term borrowings	385	(200)
Net change in commercial paper and credit facility draws	(497)	2,963
Debenture and term note issues, net of issue costs	6,530	6,348
Debenture and term note repayments	(4,079)	(4,561)
Contributions from noncontrolling interests	7	2
Distributions to noncontrolling interests	(195)	(167)
Common shares issued, net of issue costs	6	2,485
Preference share dividends	(206)	(188)
Common share dividends	(4,109)	(3,890)
Net change in affiliate loans	25	15
Other	(33)	(20)
Net cash (used in)/provided by financing activities	(2,166)	2,787
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(55)	192
Net change in cash and cash equivalents and restricted cash	(578)	(2,286)
Cash and cash equivalents and restricted cash at beginning of period[1]	2,000	5,985
Cash and cash equivalents and restricted cash at end of period[1]	1,422	3,699

The accompanying notes are an integral part of these interim consolidated financial statements.

1 As at June 30, 2025 and December 31, 2024, long-term restricted cash of $136 million (June 30, 2024 - $96 million) and $105 million (December 31, 2023 - nil), respectively, was included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2025	December 31, 2024
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	1,203	1,803
Restricted cash	83	92
Trade receivables and unbilled revenues	5,454	6,920
Other current assets	2,844	2,770
Accounts receivable from affiliates	74	90
Inventory	1,414	1,488
	11,072	13,163
Property, plant and equipment, net	128,179	131,104
Long-term investments	20,793	20,691
Restricted long-term investments and cash (Note 10)	1,124	998
Deferred amounts and other assets	10,441	11,034
Intangible assets, net	4,276	4,587
Goodwill	35,162	36,600
Deferred income taxes	545	796
Total assets	211,592	218,973

Liabilities and equity
Current liabilities
Short-term borrowings	914	529
Trade payables and accrued liabilities	5,772	7,060
Other current liabilities	3,764	7,241
Accounts payable to affiliates	27	22
Interest payable	1,172	1,231
Current portion of long-term debt	3,158	7,729
	14,807	23,812
Long-term debt	96,981	93,414
Other long-term liabilities	11,771	13,258
Deferred income taxes	19,675	19,596
	143,234	150,080
Contingencies (Note 13)
Equity
Share capital
Preference shares	6,818	6,818
Common shares (2,181 and 2,178 outstanding at June 30, 2025 and December 31, 2024, respectively)	71,823	71,738
Additional paid-in capital	226	275
Deficit	(17,663)	(20,046)
Accumulated other comprehensive income (Note 9)	4,244	7,115
Total Enbridge Inc. shareholders’ equity	65,448	65,900
Noncontrolling interests	2,910	2,993
	68,358	68,893
Total liabilities and equity	211,592	218,973

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

REVENUE FROM CONTRACTS WITH CUSTOMERS

Major Products and Services

Three months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,895	1,349	65	—	—	4,309
Storage and other revenue	75	162	152	—	—	389
Gas distribution sales	—	—	1,745	—	—	1,745
Electricity revenue	—	—	—	52	—	52
Commodity sales	—	28	—	—	—	28
Total revenue from contracts with customers	2,970	1,539	1,962	52	—	6,523
Commodity sales	7,787	29	—	—	280	8,096
Other revenue[1,2]	80	32	55	90	—	257
Intersegment revenue	—	4	(1)	3	(6)	—
Total revenue	10,837	1,604	2,016	145	274	14,876

Three months ended June 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue[3]	2,986	1,290	42	—	—	4,318
Storage and other revenue	65	135	127	—	—	327
Gas distribution sales[3]	—	—	1,200	—	—	1,200
Electricity revenue	—	—	—	44	—	44
Commodity sales	—	38	—	—	—	38
Total revenue from contracts with customers	3,051	1,463	1,369	44	—	5,927
Commodity sales	5,036	11	—	—	206	5,253
Other revenue[1,2]	71	13	13	59	—	156
Intersegment revenue	—	5	2	3	(10)	—
Total revenue	8,158	1,492	1,384	106	196	11,336

Six months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	6,000	2,829	155	—	—	8,984
Storage and other revenue	143	335	309	—	—	787
Gas distribution sales	—	—	5,415	—	—	5,415
Electricity revenue	—	—	—	94	—	94
Commodity sales	—	52	—	—	—	52
Total revenue from contracts with customers	6,143	3,216	5,879	94	—	15,332
Commodity sales	16,721	66	—	—	834	17,621
Other revenue[1,2]	157	25	76	167	—	425
Intersegment revenue	—	12	17	4	(33)	—
Total revenue	23,021	3,319	5,972	265	801	33,378

Six months ended June 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue[3]	6,010	2,631	135	—	—	8,776
Storage and other revenue	127	273	226	—	—	626
Gas distribution sales[3]	—	—	3,124	—	—	3,124
Electricity revenue	—	—	—	101	—	101
Commodity sales	—	78	—	—	—	78
Total revenue from contracts with customers	6,137	2,982	3,485	101	—	12,705
Commodity sales	8,769	52	—	—	537	9,358
Other revenue[1,2]	134	19	26	132	—	311
Intersegment revenue	—	11	4	4	(19)	—
Total revenue	15,040	3,064	3,515	237	518	22,374

1
Includes realized and unrealized gains and losses from our hedging program which for the three months ended June 30, 2025 were a net $33 million gain (2024 - $17 million loss) and for the six months ended June 30, 2025 were a net $132 million gain (2024 - $39 million loss).
2
Includes revenues from lease contracts for the three months ended June 30, 2025 and 2024 of $141 million and $142 million, respectively, and for the six months ended June 30, 2025 and 2024 of $299 million and $282 million, respectively.
3
These balances reflect a transfer from Transportation revenue to Gas distribution sales of $427 million and $685 million for the three and six months ended June 30, 2024, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at June 30, 2025	2,859	302	2,672
Balance as at December 31, 2024	3,764	330	2,828

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three and six months ended June 30, 2025 included in contract liabilities at the beginning of the period were $44 million and $289 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three and six months ended June 30, 2025 were $69 million and $211 million, respectively.

Performance Obligations

There were no material revenues recognized in the three and six months ended June 30, 2025 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations

Total revenues from performance obligations expected to be fulfilled in future periods is $59.4 billion, of which $5.0 billion and $8.1 billion are expected to be recognized during the remaining six months ending December 31, 2025 and the year ending December 31, 2026, respectively.

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

Recognition and Measurement of Revenues

Three months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	28	31	—	59
Revenues from products and services transferred over time[1]	2,970	1,511	1,931	52	6,464
Total revenue from contracts with customers	2,970	1,539	1,962	52	6,523

Three months ended June 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	38	33	—	71
Revenues from products and services transferred over time[1]	3,051	1,425	1,336	44	5,856
Total revenue from contracts with customers	3,051	1,463	1,369	44	5,927

Six months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	52	67	—	119
Revenues from products and services transferred over time[1]	6,143	3,164	5,812	94	15,213
Total revenue from contracts with customers	6,143	3,216	5,879	94	15,332

Six months ended June 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	78	62	—	140
Revenues from products and services transferred over time[1]	6,137	2,904	3,423	101	12,565
Total revenue from contracts with customers	6,137	2,982	3,485	101	12,705

1
Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

Three months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	10,837	1,604	2,016	145	14,602
Commodity and gas distribution costs	(7,741)	(16)	(553)	1	(8,309)
Operating and administrative	(1,032)	(514)	(688)	(72)	(2,306)
Impairment of long-lived assets[2]	—	—	(330)	—	(330)
Income from equity investments	245	241	—	27	513
Other income	22	127	65	8	222
Earnings before interest, income taxes and depreciation and amortization	2,331	1,442	510	109	4,392
Eliminations and Other					1,167
Depreciation and amortization					(1,391)
Interest expense					(1,181)
Earnings before income taxes					2,987

Three months ended June 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	8,158	1,492	1,384	106	11,140
Commodity and gas distribution costs	(4,909)	(41)	(312)	2	(5,260)
Operating and administrative	(1,100)	(604)	(528)	(71)	(2,303)
Income from equity investments	284	164	1	45	494
Gain on disposition of equity investments (Note 6)	—	1,063	—	28	1,091
Other income	17	21	22	28	88
Earnings before interest, income taxes and depreciation and amortization	2,450	2,095	567	138	5,250
Eliminations and Other					(155)
Depreciation and amortization					(1,273)
Interest expense					(1,082)
Earnings before income taxes					2,740

Six months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	23,021	3,319	5,972	265	32,577
Commodity and gas distribution costs	(16,591)	(27)	(2,187)	4	(18,801)
Operating and administrative	(2,160)	(1,038)	(1,460)	(150)	(4,808)
Impairment of long-lived assets[2]	—	—	(330)	—	(330)
Income from equity investments	613	473	1	159	1,246
Other income	41	188	114	54	397
Earnings before interest, income taxes and depreciation and amortization	4,924	2,915	2,110	332	10,281
Eliminations and Other					1,207
Depreciation and amortization					(2,799)
Interest expense					(2,515)
Earnings before income taxes					6,174

Six months ended June 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	15,040	3,064	3,515	237	21,856
Commodity and gas distribution costs	(8,544)	(88)	(1,316)	(1)	(9,949)
Operating and administrative	(2,207)	(1,165)	(907)	(140)	(4,419)
Income from equity investments	537	429	1	226	1,193
Gain on disposition of equity investments (Note 6)	—	1,063	—	28	1,091
Other income	28	57	39	45	169
Earnings before interest, income taxes and depreciation and amortization	4,854	3,360	1,332	395	9,941
Eliminations and Other					(797)
Depreciation and amortization					(2,466)
Interest expense					(1,987)
Earnings before income taxes					4,691

1
Refer to Note 3 - Revenue for a reconciliation of segment Operating revenues to the Consolidated Statements of Earnings.
2
The Gas Distribution and Storage segment includes the impact of an impairment recognized for certain rate-regulated assets related to pension and other disallowances as a result of the Public Utilities Commission of Ohio's (Ohio Commission) June 2025 order related to Enbridge Gas Ohio's rate case.

Capital Expenditures1

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Liquids Pipelines	284	209	593	498
Gas Transmission	691	666	1,295	1,161
Gas Distribution and Storage	735	433	1,396	737
Renewable Power Generation	214	48	359	117
Eliminations and Other	16	8	51	51
	1,940	1,364	3,694	2,564

1
Capital expenditures are cash basis plus equity component of the allowance for funds used during construction.

Property, Plant and Equipment

	June 30, 2025	December 31, 2024
(millions of Canadian dollars)
Liquids Pipelines	51,835	53,863
Gas Transmission	33,981	34,683
Gas Distribution and Storage	38,261	38,636
Renewable Power Generation	3,781	3,612
Eliminations and Other	321	310
	128,179	131,104

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

Weighted average shares outstanding used to calculate basic and diluted earnings per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(number of shares in millions)
Weighted average shares outstanding	2,180	2,137	2,180	2,131
Effect of dilutive options and RSUs	6	2	6	2
Diluted weighted average shares outstanding	2,186	2,139	2,186	2,133

For the three months ended June 30, 2025 and 2024, 1.6 million and 18.0 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $60.21 and $54.55, respectively, were excluded from the diluted earnings per common share calculation.

For the six months ended June 30, 2025 and 2024, 2.4 million and 20.5 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $60.37 and $53.66, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE

The Board of Directors has declared the following quarterly dividends. All dividends are payable on September 1, 2025 to shareholders of record on August 15, 2025.

Dividend per share
Common Shares	$0.94250
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.32513
Preference Shares, Series D	$0.33825
Preference Shares, Series F	$0.34613
Preference Shares, Series G1	$0.32515
Preference Shares, Series H	$0.38200
Preference Shares, Series I2	$0.30058
Preference Shares, Series L	US$0.36612
Preference Shares, Series N	$0.41850
Preference Shares, Series P	$0.36988
Preference Shares, Series R	$0.39463
Preference Shares, Series 1	US$0.41898
Preference Shares, Series 3	$0.33050
Preference Shares, Series 4[3]	$0.31696
Preference Shares, Series 5	US$0.41769
Preference Shares, Series 7	$0.37425
Preference Shares, Series 9	$0.35450
Preference Shares, Series 11	$0.34231
Preference Shares, Series 13[4]	$0.33719
Preference Shares, Series 15	$0.18644
Preference Shares, Series 19	$0.38825

1
The quarterly dividend per share paid on Preference Shares, Series G was decreased to $0.32515 from $0.34468 on June 1, 2025 due to the reset of the dividend on a quarterly basis.
2
The quarterly dividend per share paid on Preference Shares, Series I was decreased to $0.30058 from $0.32011 on June 1, 2025 due to the reset of the dividend on a quarterly basis.
3
The quarterly dividend per share paid on Preference Shares, Series 4 was decreased to $0.31696 from $0.33649 on June 1, 2025 due to the reset of the dividend on a quarterly basis.
4
The quarterly dividend per share paid on Preference Shares, Series 13 was increased to $0.33719 from $0.19019 on June 1, 2025 due to the reset of the annual dividend on June 1, 2025.

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

Questar Gas Company
On May 31, 2024, through a wholly-owned US subsidiary, we acquired all of the membership interests of Fall West Holdco LLC which owns 100% of Questar Gas Company (Questar) and its related Wexpro companies (Wexpro) for cash consideration of $4.1 billion (US$3.0 billion) (the Questar Acquisition). Questar is a public natural gas utility providing distribution, storage and transmission services to residential, commercial and industrial customers in Utah, southwestern Wyoming and southeastern Idaho. The Utah Public Service Commission, the Wyoming Public Service Commission and the Idaho Public Utilities Commission have granted Questar the necessary regulatory approvals to serve these areas. Wexpro develops and produces cost-of-service gas reserves for Questar and operates under agreements with the states of Utah and Wyoming. Subsequent to its acquisition, Questar conducts business as Enbridge Gas Utah, Enbridge Gas Wyoming and Enbridge Gas Idaho in those respective states.

The following table summarizes the estimated fair values that were assigned to the net assets of Questar and Wexpro:

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

Our supplemental pro forma consolidated financial information for the three and six months ended June 30, 2024, including the results of operations for Questar and Wexpro as if the Questar Acquisition had been completed on January 1, 2023, was as follows:

June 30, 2024	Three months ended	Six months ended
(unaudited; millions of Canadian dollars)
Operating revenues	11,619	23,589
Earnings attributable to common shareholders	1,871	3,402

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

Our supplemental pro forma consolidated financial information for the three and six months ended June 30, 2024, including the results of operations for EOG as if the EOG Acquisition had been completed on January 1, 2023, was as follows:

June 30, 2024	Three months ended	Six months ended
(unaudited; millions of Canadian dollars)
Operating revenues	11,340	22,686
Earnings attributable to common shareholders	1,842	3,318

The Questar Acquisition and EOG Acquisition further diversify, and are complementary to, our existing gas distribution operations.

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

Upon completion of the RNG Facilities Acquisition, we began consolidating Tomorrow RNG. For the period beginning January 2, 2024 through to June 30, 2024, operating revenues and earnings attributable to common shareholders generated by Tomorrow RNG were immaterial. The impact to our supplemental pro forma consolidated operating revenues and earnings attributable to common shareholders for the three and six months ended June 30, 2024, as if the RNG Facilities Acquisition had been completed on January 1, 2023, was also immaterial.

NONCONTROLLING INTEREST INVESTMENT

BC Pipeline System

On July 2, 2025, Stonlasec8 Indigenous Alliance Limited Partnership (the First Nations Partnership), an entity representing 38 First Nations in British Columbia (BC), invested approximately $736 million in our Westcoast Energy Inc. BC natural gas pipeline system, resulting in the First Nations Partnership owning a 12.5% interest in that system. The cash consideration of $736 million and a respective redeemable noncontrolling interest at the consideration received less transaction costs will be recorded in our consolidated financial statements in the third quarter of 2025 to reflect the interest held by the First Nations Partnership.

Subsequent to the First Nations Partnership's investment, we will hold an 87.5% controlling interest in these assets, which are included in our Gas Transmission segment, and continue to manage and operate the pipeline system.

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

In connection with the formation of the Whistler Parent JV, we contributed our 100% interest in the Rio Bravo Pipeline project and $487 million (US$357 million) of cash to the Whistler Parent JV. In addition to our 19.0% equity interest in the Whistler Parent JV, we received a special equity interest in the Whistler Parent JV which provides for a 25.0% economic interest in the Rio Bravo Pipeline project. This interest is subject to certain redemption rights held by the Whistler Parent JV, which was redeemed on July 17, 2025 for net proceeds of $180 million (US$130 million). After the closing on May 29, 2024, we accrued for our share of the post-closing mandatory capital expenditures of approximately US$150 million for the Rio Bravo Pipeline project.

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

7. DEBT

CREDIT FACILITIES

The following table provides details of our committed credit facilities as at June 30, 2025:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2026-2049	8,032	6,112	1,920
Enbridge (U.S.) Inc.	2026-2029	10,259	3,781	6,478
Enbridge Pipelines Inc.	2026	2,000	441	1,559
Enbridge Gas Inc.	2026	2,500	915	1,585
Total committed credit facilities		22,791	11,249	11,542

1
Maturity date is inclusive of the one-year term out option for certain credit facilities.
2
Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In July 2025, we renewed approximately $8.8 billion of our 364-day extendible credit facilities, extending the maturity dates to July 2027, which includes a one-year term out provision from July 2026. We also renewed approximately $7.8 billion of our five-year credit facilities, extending the maturity dates to July 2030. Further, we extended the maturity dates of our three-year credit facilities to July 2028.

In July 2025, Enbridge Gas Inc. (Enbridge Gas Ontario) and Enbridge Pipelines Inc. extended the maturity dates of their $2.5 billion and $2.0 billion 364-day extendible credit facilities, respectively, to July 2027, which includes a one-year term out provision from July 2026.

In addition to the committed credit facilities noted above, we maintain $1.5 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized as at June 30, 2025. As at December 31, 2024, we had $1.4 billion of uncommitted demand letter of credit facilities, of which $931 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to our commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2026 to 2049.

As at June 30, 2025 and December 31, 2024, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year of $10.3 billion, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES

During the six months ended June 30, 2025, we completed the following long-term debt issuances totaling $2.8 billion and US$2.8 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2025	Floating rate medium-term notes due February 2028[1]		$400
	February 2025	3.55%	medium-term notes due February 2028	$300
	February 2025	3.90%	medium-term notes due February 2030	$800
	February 2025	4.56%	medium-term notes due February 2035	$700
	February 2025	5.32%	medium-term notes due August 2054	$600
	June 2025	4.60%	senior notes due June 2028	US$400
	June 2025	4.90%	senior notes due June 2030	US$600
	June 2025	5.55%	senior notes due June 2035	US$900
	June 2025	5.95%	senior notes due April 2054	US$350
The East Ohio Gas Company
	June 2025	5.68%	senior notes due June 2035	US$250
	June 2025	6.32%	senior notes due June 2055	US$250

1
Notes carry an interest rate set to equal the Canadian Overnight Repo Rate Average plus a margin of 85 basis points.

LONG-TERM DEBT REPAYMENTS

During the six months ended June 30, 2025, we completed the following long-term debt repayments totaling US$2.5 billion, $661 million and €21 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2025	2.50%	senior notes	US$500
	February 2025	2.50%	senior notes	US$500
	June 2025	2.44%	medium-term notes	$550
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2025	3.98%	senior notes	US$47
Enbridge Pipelines Inc.
	February 2025	4.10%	medium-term notes[1]	$100
Enbridge Southern Lights LP
	June 2025	4.01%	senior notes	$11
Spectra Energy Partners, LP
	March 2025	3.50%	senior notes	US$500
Blauracke GMBH
	April 2025	2.10%	senior notes	€21
Enbridge Holdings (Tomorrow RNG), LLC
	January 2025	4.97%	senior notes	US$309
	January 2025	4.97%	senior notes	US$85
	January 2025	4.97%	senior notes	US$19
The East Ohio Gas Company
	June 2025	1.30%	senior notes	US$500

1
The notes carried an original maturity date in July 2112.

On July 28, 2025, Enbridge Energy Partners, L.P. redeemed at par all of the outstanding US$500 million 5.88% senior notes that carried an original maturity date in October 2025.

SUBORDINATED TERM NOTES

As at June 30, 2025 and December 31, 2024, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $14.9 billion and $15.5 billion, respectively.

FAIR VALUE ADJUSTMENT

As at June 30, 2025 and December 31, 2024, the fair value adjustments to decrease total debt assumed in historical acquisitions were $424 million and $468 million, respectively.

DEBT COVENANTS

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at June 30, 2025, we were in compliance with all such debt covenant provisions.

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

During the period from May 15, 2024 to June 30, 2024, 51,298,629 common shares were issued and sold under the ATM Program at average prices of CAD$48.72 and US$35.77 per common share for aggregate gross proceeds of $2.50 billion ($2.48 billion, net of aggregate commissions paid of $16.3 million and other issuance costs). On August 1, 2024, we terminated the ATM Program. Net proceeds from sales of common shares under the ATM Program were used to partially fund the Questar Acquisition and the acquisition of Public Service Company of North Carolina, Incorporated and to pay related fees and expenses.

9. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated other comprehensive income (AOCI) attributable to our common shareholders for the six months ended June 30, 2025 and 2024 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2025	407	(14)	(2,033)	8,452	1	302	7,115
Other comprehensive income/(loss) retained in AOCI	(15)	12	413	(3,356)	21	62	(2,863)
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	17	—	—	—	—	—	17
Foreign exchange contracts[2]	—	(3)	—	—	—	—	(3)
Amortization of pension and OPEB actuarial gain[3]	—	—	—	—	—	(14)	(14)
	2	9	413	(3,356)	21	48	(2,863)
Tax impact
Income tax on amounts retained in AOCI	2	(3)	—	—	—	(13)	(14)
Income tax on amounts reclassified to earnings	(3)	8	—	—	—	1	6
	(1)	5	—	—	—	(12)	(8)
Balance as at June 30, 2025	408	—	(1,620)	5,096	22	338	4,244

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2024	320	(23)	(728)	2,653	11	70	2,303
Other comprehensive income/(loss) retained in AOCI	156	(26)	(538)	2,344	1	—	1,937
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	12	—	—	—	—	—	12
Commodity contracts[4]	(1)	—	—	—	—	—	(1)
Foreign exchange contracts[2]	—	31	—	—	—	—	31
Amortization of pension and OPEB actuarial gain[3]	—	—	—	—	—	(11)	(11)
	167	5	(538)	2,344	1	(11)	1,968
Tax impact
Income tax on amounts retained in AOCI	(36)	6	—	—	—	—	(30)
Income tax on amounts reclassified to earnings	(2)	(7)	—	—	—	2	(7)
	(38)	(1)	—	—	—	2	(37)
Balance as at June 30, 2024	449	(19)	(1,266)	4,997	12	61	4,234

1
Reported within Interest expense in the Consolidated Statements of Earnings.
2
Reported within Interest expense and Other income/(expense) in the Consolidated Statements of Earnings.
3
These components are included in the computation of net periodic benefit credit and are reported within Other income/(expense) in the Consolidated Statements of Earnings.
4
Reported within Transportation and other services revenues in the Consolidated Statements of Earnings.

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

Interest Rate Risk

Our earnings, cash flows and OCI are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We have a policy of limiting the maximum floating rate debt to 30% of total debt outstanding. To ensure compliance with our policy, we monitor and adjust our debt portfolio mix of fixed and variable rate debt instruments in conjunction with the use of derivative instruments. We have implemented a program to partially mitigate the impact of short-term interest rate volatility on interest expense via the execution of floating-to-fixed interest rate swaps and costless collars. These swaps have an average fixed rate of 3.1%.

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

Commodity Price Risk

Our earnings, cash flows and OCI are exposed to changes in commodity prices as a result of our ownership interests in certain assets and investments, as well as through the activities of our energy marketing subsidiaries. These commodities include natural gas, crude oil, power and natural gas liquids (NGL). We employ financial and physical derivative instruments to fix a portion of the variable price exposures that arise from physical transactions involving these commodities. For our US Gas Utilities, changes in derivatives' fair values are deferred as regulatory assets or liabilities until settlement. We use primarily non-qualifying derivative instruments to manage commodity price risk.

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

June 30, 2025	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	33	33	(19)	14
Interest rate contracts	12	—	20	32	(15)	17
Commodity contracts	—	—	391	391	(230)	161
	12	—	444	456	(264)	192
Deferred amounts and other assets
Foreign exchange contracts	—	—	75	75	(33)	42
Interest rate contracts	26	—	91	117	(28)	89
Commodity contracts	—	—	116	116	(43)	73
	26	—	282	308	(104)	204
Other current liabilities
Foreign exchange contracts	—	—	(334)	(334)	19	(315)
Interest rate contracts	(12)	—	(26)	(38)	15	(23)
Commodity contracts	(1)	—	(395)	(396)	230	(166)
	(13)	—	(755)	(768)	264	(504)
Other long-term liabilities
Foreign exchange contracts	—	—	(721)	(721)	33	(688)
Interest rate contracts	(12)	—	(67)	(79)	28	(51)
Commodity contracts	—	—	(122)	(122)	43	(79)
	(12)	—	(910)	(922)	104	(818)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(947)	(947)	—	(947)
Interest rate contracts	14	—	18	32	—	32
Commodity contracts	(1)	—	(10)	(11)	—	(11)
	13	—	(939)	(926)	—	(926)

December 31, 2024	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	78	47	125	(29)	96
Interest rate contracts	44	—	23	67	(39)	28
Commodity contracts	2	—	360	362	(191)	171
Other contracts	—	—	3	3	—	3
	46	78	433	557	(259)	298
Deferred amounts and other assets
Foreign exchange contracts	—	—	83	83	(71)	12
Interest rate contracts	9	—	137	146	(27)	119
Commodity contracts	—	—	197	197	(39)	158
	9	—	417	426	(137)	289
Other current liabilities
Foreign exchange contracts	—	(73)	(731)	(804)	29	(775)
Interest rate contracts	(58)	—	(22)	(80)	39	(41)
Commodity contracts	—	—	(451)	(451)	191	(260)
	(58)	(73)	(1,204)	(1,335)	259	(1,076)
Other long-term liabilities
Foreign exchange contracts	—	—	(1,579)	(1,579)	71	(1,508)
Interest rate contracts	—	—	(80)	(80)	27	(53)
Commodity contracts	(1)	—	(238)	(239)	39	(200)
	(1)	—	(1,897)	(1,898)	137	(1,761)
Total net derivative asset/(liability)
Foreign exchange contracts	—	5	(2,180)	(2,175)	—	(2,175)
Interest rate contracts	(5)	—	58	53	—	53
Commodity contracts	1	—	(132)	(131)	—	(131)
Other contracts	—	—	3	3	—	3
	(4)	5	(2,251)	(2,250)	—	(2,250)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments:

June 30, 2025	2025	2026	2027	2028	2029	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	798	—	—	—	—	—	798
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	3,330	5,627	4,841	3,552	1,278	30	18,658
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	18	28	32	—	—	—	78
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	63	121	81	67	66	129	527
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	1,338	2,230	1,175	549	34	—	5,326
Interest rate contracts - long-term pay fixed rate (millions of Canadian dollars)[1]	1,048	1,860	—	—	—	—	2,908
Interest rate contracts - costless collar (millions of Canadian dollars)	981	1,760	1,319	51	—	—	4,111
Commodity contracts - natural gas (billions of cubic feet)[2]	42	91	56	22	14	2	227
Commodity contracts - crude oil (millions of barrels)[2]	(15)	2	2	1	1	1	(8)
Commodity contracts - power (megawatt per hour (MW/H))	149	142	85	30	29	(2)	37	[3]

1
Represents the notional amount of long-term debt issuances hedged.
2
Represents the notional amount of net purchase/(sale).
3
Total is an average net purchase/(sale) of power.

Derivatives Designated as Fair Value Hedges

The following table presents foreign exchange derivative instruments that are designated and qualify as fair value hedges. The realized and unrealized gain or loss on the derivative is included in Other income/ (expense) or Interest expense in the Consolidated Statements of Earnings. The offsetting loss or gain on the hedged item attributable to the hedged risk is included in Other income/(expense) in the Consolidated Statements of Earnings. Any excluded components are included in the Consolidated Statements of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	28	(29)	(14)	(92)
Unrealized gain/(loss) on hedged item	(51)	26	(1)	100
Realized gain/(loss) on derivative	(36)	(12)	25	47
Realized gain/(loss) on hedged item	51	—	(23)	(79)

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and comprehensive income, before the effect of income taxes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Interest rate contracts	21	10	(14)	148
Commodity contracts	(3)	3	(2)	15
Other contracts	—	—	—	1
Fair value hedges
Foreign exchange contracts	18	(11)	12	(26)
	36	2	(4)	138
Amount of (income)/loss reclassified from AOCI to earnings
Foreign exchange contracts¹	(15)	12	(3)	31
Interest rate contracts²	9	12	17	12
Commodity contracts[3]	—	(1)	—	(1)
	(6)	23	14	42

1
Reported within Interest expense and Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.
3
Reported within Transportation and other services revenues in the Consolidated Statements of Earnings.

We estimate that a loss of $1 million from AOCI related to open cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is two years as at June 30, 2025.

Non-Qualifying Derivatives

The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Foreign exchange contracts[1]	1,195	(209)	1,233	(939)
Interest rate contracts[2]	33	17	(40)	122
Commodity contracts[3]	4	(50)	126	(117)
Other contracts[4]	—	—	(3)	(1)
Total unrealized derivative fair value gain/(loss), net	1,232	(242)	1,316	(935)

1
Reported within Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.
3
For the respective six months ended periods, reported within Transportation and other services (2025 - $105 million gain; 2024 - $60 million loss), Commodity sales (2025 - $42 million gain; 2024 - $2 million loss), Commodity costs (2025 - $18 million gain; 2024 - $20 million loss) and Operating and administrative expense (2025 - $20 million gain; 2024 - $23 million loss) in the Consolidated Statements of Earnings.The fair value change in our US Gas Utilities is deferred as regulatory assets/(liabilities) (2025 - $59 million asset; 2024 - $12 million liability).
4
Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We were in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at June 30, 2025. As a result, all credit facilities are available to us and the banks are obligated to fund us under the terms of the facilities. We also identify other potential sources of debt and equity funding alternatives, including reinstatement of our dividend reinvestment and share purchase plan or at-the-market equity issuances.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	June 30, 2025	December 31, 2024
(millions of Canadian dollars)
Canadian financial institutions	249	344
US financial institutions	191	128
European financial institutions	75	116
Asian financial institutions	32	53
Other[1]	209	332
	756	973

1
Other is comprised of commodity clearing house and crude oil, natural gas and power counterparties.

As at June 30, 2025, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at June 30, 2025 and December 31, 2024.

Gross derivative balances have been presented without the effects of collateral posted. Derivative assets are adjusted for non-performance risk of our counterparties using their credit default swap spread rates and are reflected at fair value. For derivative liabilities, our non-performance risk is considered in the valuation.

Credit risk also arises from trade and other long-term receivables, and is mitigated through credit exposure limits and contractual requirements, the assessment of counterparty credit ratings and netting arrangements. Within the Gas Distribution and Storage segment, credit risk is mitigated by the utilities' large and diversified customer base and the ability to recover expected credit losses through the ratemaking process. We actively monitor the financial strength of large industrial customers and, in select cases, have obtained additional security to minimize the risk of default on receivables. Generally, we utilize a loss allowance matrix which contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations to measure lifetime expected credit losses of receivables. The maximum exposure to credit risk related to non-derivative financial assets is their carrying value.

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

Level 1

Level 1 includes financial instruments measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date. An active market for a financial instrument is considered to be a market where transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Our Level 1 instruments consist primarily of exchange-traded derivatives used to mitigate the risk of crude oil price fluctuations, US and Canadian treasury bills, and investments in exchange-traded funds held by our captive insurance subsidiaries. We also have restricted long-term investments in exchange-traded funds and common shares held in trust in accordance with the regulatory requirements of the Canada Energy Regulator (CER) under the Land Matters Consultation Initiative (LMCI) and to cover future pipeline decommissioning costs in the state of Minnesota.

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

Fair Value of Derivatives

We have categorized our derivative assets and liabilities measured at fair value as follows:

June 30, 2025	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	33	—	33
Interest rate contracts	—	32	—	32
Commodity contracts	65	72	254	391
	65	137	254	456
Long-term derivative assets
Foreign exchange contracts	—	75	—	75
Interest rate contracts	—	117	—	117
Commodity contracts	2	14	100	116
	2	206	100	308
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(334)	—	(334)
Interest rate contracts	—	(38)	—	(38)
Commodity contracts	(79)	(71)	(246)	(396)
	(79)	(443)	(246)	(768)
Long-term derivative liabilities
Foreign exchange contracts	—	(721)	—	(721)
Interest rate contracts	—	(79)	—	(79)
Commodity contracts	(8)	(23)	(91)	(122)
	(8)	(823)	(91)	(922)
Total net financial asset/(liability)
Foreign exchange contracts	—	(947)	—	(947)
Interest rate contracts	—	32	—	32
Commodity contracts	(20)	(8)	17	(11)
	(20)	(923)	17	(926)

December 31, 2024	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	125	—	125
Interest rate contracts	—	67	—	67
Commodity contracts	34	72	256	362
Other contracts	—	3	—	3
	34	267	256	557
Long-term derivative assets
Foreign exchange contracts	—	83	—	83
Interest rate contracts	—	146	—	146
Commodity contracts	1	14	182	197
	1	243	182	426
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(804)	—	(804)
Interest rate contracts	—	(80)	—	(80)
Commodity contracts	(52)	(116)	(283)	(451)
	(52)	(1,000)	(283)	(1,335)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,579)	—	(1,579)
Interest rate contracts	—	(80)	—	(80)
Commodity contracts	(1)	(31)	(207)	(239)
	(1)	(1,690)	(207)	(1,898)
Total net financial asset/(liability)
Foreign exchange contracts	—	(2,175)	—	(2,175)
Interest rate contracts	—	53	—	53
Commodity contracts	(18)	(61)	(52)	(131)
Other contracts	—	3	—	3
	(18)	(2,180)	(52)	(2,250)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

June 30, 2025	Fair Value	Unobservable Input	Minimum Price/ Volatility	Maximum Price/Volatility	Weighted Average Price/Volatility	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial¹
Natural gas	8	Forward gas price	2.31	8.99	5.22	$/mmbtu[2]
Crude	5	Forward crude price	63.63	87.11	83.24	$/barrel
Power	(7)	Forward power price	31.69	185.09	69.54	$/MW/H
Commodity contracts - physical¹
Natural gas	(45)	Forward gas price	0.35	13.79	4.42	$/mmbtu[2]
Crude	(6)	Forward crude price	65.05	112.22	85.79	$/barrel
Power	(7)	Forward power price	28.70	139.72	70.66	$/MW/H
Commodity options[3]
Natural gas	69	Forward gas price	3.62	11.03	7.22	$/mmbtu[2]
		Price volatility	3%	74%	52%
	17

1
Financial and physical forward commodity contracts are valued using a market approach valuation technique.
2
One million British thermal units (mmbtu).
3
Commodity options contracts are valued using an option model valuation technique.

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

Changes in the net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Six months ended June 30,
	2025	2024
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(52)	(131)
Total gain/(loss), unrealized
Included in earnings[1]	42	(38)
Included in OCI	(1)	15
Included in regulatory assets/liabilities	(132)	—
Settlements	160	5
Level 3 net derivative asset/(liability) at end of period	17	(149)

1
Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at June 30, 2025 or December 31, 2024.

Net Investment Hedges

We currently have designated a portion of our US dollar-denominated debt as a hedge of our net investment in US dollar-denominated investments and subsidiaries.

During the six months ended June 30, 2025 and 2024, we recognized unrealized foreign exchange gains of $494 million and losses of $425 million, respectively, on the translation of US dollar-denominated debt, in OCI. During the six months ended June 30, 2025 and 2024, we recognized realized losses of $81 million and $113 million, respectively, associated with the settlement of US dollar-denominated debt that had matured during the period, in OCI.

Fair Value of Other Financial Instruments

Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $185 million and $187 million as at June 30, 2025 and December 31, 2024, respectively.

We have restricted long-term investments and cash held in trust for the purpose of funding pipeline abandonment in accordance with the CER's regulatory requirements under the LMCI, to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro properties are abandoned. These investments are classified as available-for-sale, recognized at fair value and included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position. As at June 30, 2025, the fair value of investments in Level 1 and Level 2 was $746 million and $378 million, respectively (December 31, 2024 - $491 million and $507 million, respectively). Our Level 2 investments had a cost basis of $377 million as at June 30, 2025 (December 31, 2024 - $540 million). There were unrealized holding gains of $30 million and $46 million on these investments for the three and six months ended June 30, 2025, respectively (2024 - gains of $12 million and losses of $1 million, respectively). During the six months ended June 30, 2025, we purchased and sold investments totaling $892 million and $801 million, respectively (2024 - purchases of $240 million and sales of $197 million). The resulting net cash flow impact is presented under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

We have wholly-owned captive insurance subsidiaries whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures of our operating subsidiaries and certain equity investments. As at June 30, 2025, the fair value of investments in equity funds and debt securities held by our captive insurance subsidiaries was nil and $1.1 billion, respectively (December 31, 2024 - $114 million and $1.1 billion, respectively). Our investments in debt securities had a cost basis of $1.1 billion as at June 30, 2025 and December 31, 2024. These investments in equity funds and debt securities are recognized at fair value, classified as Level 1 and Level 2 in the fair value hierarchy, respectively, and are recorded in Other current assets and Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding gains of $1 million for the three and six months ended June 30, 2025, respectively (2024 - gains of $5 million and $21 million, respectively).

As at June 30, 2025 and December 31, 2024, our long-term debt, including finance lease liabilities, had a carrying value of $100.6 billion and $101.6 billion, respectively, before debt issuance costs and a fair value of $98.7 billion and $98.9 billion, respectively.

The fair value of financial assets and liabilities other than derivative instruments, certain long-term investments in other entities, restricted long-term investments, investments held by our captive insurance subsidiaries and long-term debt described above approximate their carrying value due to the short period to maturity.

11. INCOME TAXES

The effective income tax rates for the three months ended June 30, 2025 and 2024 were 22.3% and 27.0%, respectively, and for the six months ended June 30, 2025 and 2024 were 22.1% and 24.0%, respectively.

The period-over-period decreases in the effective income tax rates were primarily due to higher US investment tax credits, lower US minimum tax, the prior year write-down of non-deductible goodwill on the Gas Transmission segment, partially offset by the prior year tax benefits relating to the state apportionment income tax rate change due to the Acquisitions (Note 6) and the non-taxable portion of the gain on the disposition of Alliance Pipeline and Aux Sable (Note 6) relative to the increase in earnings over the comparative periods.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions. As the legislation was enacted after the reporting period, the financial results for the period ended June 30, 2025, do not reflect the impact of this new law. We do not expect the changes from the One Big Beautiful Bill Act to have a material impact on our consolidated financial results.

12. OTHER INCOME/(EXPENSE)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Realized foreign currency gain/(loss)	(104)	(8)	(286)	114
Unrealized foreign currency gain/(loss)	1,194	(213)	1,249	(1,071)
Net defined pension and OPEB credit	72	48	144	89
Other	207	142	382	286
	1,369	(31)	1,489	(582)

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

RECENT DEVELOPMENTS

NONCONTROLLING INTEREST INVESTMENT

BC Pipeline System

On July 2, 2025, Stonlasec8 Indigenous Alliance Limited Partnership (the First Nations Partnership), an entity representing 38 First Nations in British Columbia (BC), invested approximately $736 million in our Westcoast Energy Inc. BC natural gas pipeline system, resulting in the First Nations Partnership owning a 12.5% interest in that system.

Subsequent to the First Nations Partnership's investment, we will hold an 87.5% controlling interest in these assets, which are included in our Gas Transmission segment, and continue to manage and operate the pipeline system.

GAS TRANSMISSION RATE PROCEEDINGS

Algonquin

Algonquin Gas Transmission, LLC (Algonquin) filed a rate case on May 30, 2024 and a settlement in principle was reached with customers in December 2024. A Stipulation and Agreement was approved by the Federal Energy Regulatory Commission (FERC) on April 25, 2025 with rates effective December 1, 2024.

Maritimes & Northeast Pipeline

Maritimes & Northeast Pipeline US filed a rate case on May 30, 2024 and a settlement in principle was reached with customers in December 2024. A Stipulation and Agreement was approved by the FERC on April 25, 2025 with rates effective January 1, 2025.

East Tennessee

East Tennessee Natural Gas, LLC (East Tennessee) filed a rate case on April 29, 2025. On May 29, 2025, the FERC issued an order accepting and suspending tariff records, subject to refund, conditions, and establishing hearing procedures. In compliance with the order, East Tennessee intends to make a motion filing to implement the rates to be effective November 1, 2025, subject to refund. East Tennessee expects settlement discussions with shippers to commence in the third quarter of 2025.

Vector

On September 19, 2024, the FERC initiated a review of Vector Pipeline L.P.’s (Vector) rates. Vector subsequently filed a rate case on May 30, 2025. On June 30, 2025, the FERC issued an order accepting and suspending tariff records filed in this rate case, subject to refund and establishing hearing procedures. In compliance with the order, Vector placed the rate reductions into effect on July 1, 2025. Additionally, on July 1, 2025, the chief administrative law judge issued an order consolidating Vector’s outstanding review of rates initiated by the FERC in 2024 with Vector’s May 30, 2025 rate case filing. Vector expects settlement discussions with shippers to commence in the third quarter of 2025.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

Enbridge Gas Ontario

In October 2022, Enbridge Gas Inc. (Enbridge Gas Ontario) filed its application with the Ontario Energy Board (OEB) to establish a 2024 through 2028 Incentive Regulation (IR) rate setting framework. The application initially sought approval in two phases to establish 2024 base rates (Phase 1) on a cost-of-service basis and to establish a price cap incentive rate-setting (Price Cap IR) mechanism (Phase 2) to be used for the remainder of the IR term (2025–2028). A third phase (Phase 3) was established with the OEB in 2023. Phase 3 addresses cost allocation and the harmonization of rates and rate classes and is anticipated to be completed in 2025.

In December 2023, the OEB issued its Decision and Order on Phase 1 (Phase 1 Decision). Enbridge Gas Ontario initiated various appeals of select aspects of the Phase 1 Decision, including a review motion with the OEB that concluded in April 2025 with the OEB denying its motion to vary the Phase 1 Decision which disallowed recoverability of certain undepreciated capital. Enbridge Gas Ontario continues to pursue appeal and judicial review applications to the Ontario Divisional Court that challenge some of the OEB’s Phase 1 findings with respect to depreciation, equity thickness and undepreciated capital. These proceedings are at the stage of written submissions and no hearing dates have been scheduled yet.

In November 2024, the OEB issued its Decision approving the Phase 2 Partial Settlement Proposal (Phase 2 Settlement). The Phase 2 Settlement establishes a Price Cap IR mechanism to be used for determining rates for 2025-2028. The Price Cap IR mechanism includes the continuation and establishment of certain deferral and variance accounts, as well as an earnings sharing mechanism that requires Enbridge Gas Ontario to share equally with customers any earnings in excess of 100 basis points over the allowed return on equity (ROE), and 90% of any earnings in excess of 300 basis points over the allowed ROE. Issues not addressed as part of the Phase 2 Settlement proceeded to hearing in December 2024 and the OEB rendered its Decision in May 2025. Rates effective January 1, 2025 were set using the Price Cap IR mechanism.

In March 2025, the OEB released its decision in the Generic Cost of Capital proceeding. The OEB determined that Enbridge Gas Ontario's equity thickness would remain at 38% as approved in the Phase 1 Decision. The OEB also revised the formula for calculating ROE by reducing flotation costs by 25 basis points. The new formula will be applicable to Enbridge Gas Ontario at its next rebasing expected in 2029. Until then, rates will continue to reflect the embedded 2024 ROE formula value of 9.21%.

Enbridge Gas Ohio

In October 2023, Enbridge Gas Ohio filed its first rates application with the Public Utilities Commission of Ohio (Ohio Commission) since 2007 proposing a base rate annual revenue increase (compared to current rates) of US$212 million, to be effective January 2025. The base rate increase was proposed to recover the significant investment in distribution infrastructure for the benefit of Ohio customers, including an ROE of 10.40%. The application was subsequently amended to reduce the annual revenue increase from US$212 million to US$60 million.

In June 2025, the Ohio Commission issued an order approving an annual revenue decrease (compared to current rates) of US$26.3 million, including an ROE of 9.79%, an increase to the equity thickness to 51.9%, and the continuation of the Pipeline Infrastructure Replacement and Capital Expenditure Programs. The order also resulted in disallowances of $330 million (US$240 million) including regulatory assets related to pension balances of $280 million (US$204 million) and other disallowances of $50 million (US$36 million) and the subsequent impairments recognized for the period ended June 30, 2025.

In July 2025, Enbridge Gas Ohio filed an application for rehearing regarding certain aspects of the order and continues to assess legal options.

Enbridge Gas North Carolina

On April 1, 2025, Enbridge Gas North Carolina filed its first rates application since 2021 with the North Carolina Utilities Commission. This rate case aims to reflect the costs of delivering natural gas to customers and recover investments in infrastructure to support service reliability and customer growth. Enbridge Gas North Carolina is proposing a 12% increase to its residential natural gas rates.

Enbridge Gas Utah

On May 1, 2025, Enbridge Gas Utah filed its first rates application since 2022 with the Utah Public Service Commission. This rate case aims to reflect the costs of delivering natural gas to customers and recover investments in infrastructure to support service reliability and customer growth. Enbridge Gas Utah is proposing a 9.5% increase to its residential natural gas rates.

FINANCING UPDATE

On February 25, 2025, Enbridge Pipelines Inc. redeemed below par all of the outstanding $100 million 4.10% medium-term notes that carried an original maturity date in July 2112.

In February 2025, we closed a five-tranche offering consisting of three-year floating medium-term notes, three-year medium-term notes, five-year medium-term notes, 10-year medium-term notes and re-opened existing 30-year medium-term notes for an aggregate principal amount of $2.8 billion, which mature in February 2028, February 2028, February 2030, February 2035, and August 2054, respectively.

In June 2025, Enbridge Gas Ohio closed a two-tranche offering consisting of 10-year senior notes and 30-year senior notes for an aggregate principal amount of US$500 million, which mature in June 2035 and June 2055, respectively.

In June 2025, we closed a four-tranche offering consisting of three-year senior notes, five-year senior notes, 10-year senior notes and re-opened existing 30-year senior notes for an aggregate principal of US$2.3 billion, which mature in June 2028, June 2030, June 2035 and April 2054, respectively.

In July 2025, we renewed approximately $8.8 billion of our 364-day extendible credit facilities, extending the maturity dates to July 2027, which includes a one-year term out provision from July 2026. We also renewed approximately $7.8 billion of our five-year credit facilities, extending the maturity dates to July 2030. Further, we extended the maturity dates of our three-year credit facilities to July 2028.

In July 2025, Enbridge Gas Ontario and Enbridge Pipelines Inc. extended the maturity dates of their $2.5 billion and $2.0 billion 364-day extendible credit facilities, respectively, to July 2027, which includes a one-year term out provision from July 2026.

On July 28, 2025, Enbridge Energy Partners, L.P. (EEP) redeemed at par all of the outstanding US$500 million 5.88% senior notes that carried an original maturity date in October 2025.

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

As at June 30, 2025, after adjusting for the impact of floating-to-fixed interest rate swap hedges, approximately 7% of our total debt is exposed to floating rates. Refer to Part I. Item 1. Financial Statements - Note 10. Risk Management and Financial Instruments for more information on our interest rate hedging program.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	2,331	2,450	4,924	4,854
Gas Transmission	1,442	2,095	2,915	3,360
Gas Distribution and Storage	510	567	2,110	1,332
Renewable Power Generation	109	138	332	395
Eliminations and Other	1,167	(155)	1,207	(797)
Earnings before interest, income taxes and depreciation and amortization[1]	5,559	5,095	11,488	9,144
Depreciation and amortization	(1,391)	(1,273)	(2,799)	(2,466)
Interest expense	(1,181)	(1,082)	(2,515)	(1,987)
Income tax expense	(666)	(739)	(1,363)	(1,125)
Earnings attributable to noncontrolling interests	(42)	(58)	(168)	(111)
Preference share dividends	(102)	(95)	(205)	(188)
Earnings attributable to common shareholders	2,177	1,848	4,438	3,267
Earnings per common share attributable to common shareholders	1.00	0.86	2.04	1.53
Diluted earnings per common share attributable to common shareholders	1.00	0.86	2.03	1.53

1
Non-GAAP financial measure. Refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

Earnings attributable to common shareholders were positively impacted by $159 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•
a non-cash, net unrealized derivative fair value gain of $1.4 billion ($1.0 billion after-tax) in 2025, compared with a net unrealized loss of $208 million ($160 million after-tax) in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks;
•
a net positive adjustment of $8 million ($6 million after-tax) in 2025 to the gas inventory at the Aitken Creek Gas Storage Facility (Aitken Creek), compared to a net negative adjustment of $29 million ($21 million after-tax) in 2024; and
•
the absence in 2025 of a loss of $25 million ($19 million after-tax) as a result of the contribution of our 100% interest in the Rio Bravo Pipeline project to a joint venture with WhiteWater/I Squared Capital and MPLX LP (the Whistler Parent JV); partially offset by
•
the absence in 2025 of a gain on sale of $1.1 billion ($765 million after-tax) on the disposition of interests in the Alliance Pipeline, Aux Sable (including a 42.7% interest in Aux Sable Midstream LLC and Aux Sable Liquid Products L.P., and a 50.0% interest in Aux Sable Canada LP) and NRGreen Power Limited Partnership (NRGreen);

•
an impairment of $330 million ($261 million after-tax) of certain rate-regulated assets related to pension and other disallowances as a result of the Ohio Commission's June 2025 order related to Enbridge Gas Ohio's rate case;
•
the absence in 2025 of a deferred tax recovery of $82 million due to change in state apportionment as a result of the Acquisitions; and
•
$42 million ($33 million after-tax) of integration costs incurred related to the Acquisitions in 2025, as compared to $16 million ($13 million after-tax) of integration and transaction costs in 2024.

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

After taking into consideration the factors above, the remaining $170 million increase in earnings attributable to common shareholders is primarily explained by:

•
full-quarter contributions from the acquisitions of Enbridge Gas Utah and Enbridge Gas North Carolina in our Gas Distribution and Storage segment;
•
higher contributions from our Gas Transmission segment primarily due to favorable contracting and lower operating costs on our US Gas Transmission assets and recognition of increased revenue attributable to Algonquin and Texas Eastern rate case settlements;
•
lower income tax expense mainly driven by higher investment tax credits; and
•
positive earnings impact in Enbridge Gas Ontario in our Gas Distribution and Storage segment due to higher storage optimization and pricing, higher distribution margin, and colder weather in 2025 compared to a negative impact in 2024.

The factors above were partially offset by:

•
higher realized foreign exchange losses on hedge settlements in Eliminations and Other;
•
higher depreciation and amortization expense mainly driven by a full quarter ownership of the acquired US Gas Utilities;
•
higher interest expense primarily due to higher average debt balances principal outstanding; and
•
lower contributions from the Gulf Coast and Mid-Continent System in our Liquids Pipelines segment due to lower spot volumes on the Flanagan South and Spearhead Pipelines.

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

Earnings attributable to common shareholders were positively impacted by $714 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•
a non-cash, net unrealized derivative fair value gain of $1.3 billion ($1.0 billion after-tax) in 2025, compared with a net unrealized loss of $885 million ($678 million after-tax) in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks;
•
the absence in 2025 of severance costs of $105 million ($79 million after-tax) as a result of a workforce reduction in February 2024; and
•
equity earnings of $87 million ($65 million after-tax) from our investment in DCP Midstream, LP (DCP), as a result of DCP's gain on disposition from certain pipeline assets; partially offset by
•
the absence in 2025 of a gain on sale of $1.1 billion ($765 million after-tax) on the disposition of interests in the Alliance Pipeline, Aux Sable and NRGreen;
•
an impairment of $330 million ($261 million after-tax) of certain rate-regulated assets related to pension and other disallowances as a result of the Ohio Commission's June 2025 order related to Enbridge Gas Ohio's rate case; and

•
the absence in 2025 of a deferred tax recovery of $82 million due to change in state apportionment as a result of the Acquisitions.

After taking into consideration the factors above, the remaining $457 million increase in earnings attributable to common shareholders is primarily explained by:

•
two full-quarter contributions from the acquisitions of Enbridge Gas Ohio, Enbridge Gas Utah, and Enbridge Gas North Carolina in our Gas Distribution and Storage segment;
•
positive earnings impact in Enbridge Gas Ontario due to colder weather in 2025 compared to a negative impact in 2024, higher storage optimization and pricing, and higher distribution margin in our Gas Distribution and Storage segment;
•
higher contributions from our Liquids Pipelines segment due to equity earnings related to a litigation settlement and higher contributions from Mainline System due to higher tolls and operational efficiencies; and
•
higher contributions from our Gas Transmission segment primarily due to favorable contracting in our US Gas Transmission assets, and the recognition of increased revenue attributable to Algonquin and Texas Eastern rate case settlements.

The factors above were partially offset by:

•
higher depreciation and amortization expense mainly driven by two full quarters' ownership of the acquired US Gas Utilities;
•
higher interest expense primarily due to higher average debt balances principal outstanding;
•
lower contributions from the Gulf Coast and Mid-Continent System in our Liquids Pipelines segment due to lower spot volumes on the Flanagan South and Spearhead Pipelines; and
•
lower contributions from the Gas Transmission segment due to the sale of our interests in Alliance Pipeline and Aux Sable in April 2024.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,331	2,450	4,924	4,854

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

EBITDA was negatively impacted by $119 million, primarily explained by the following significant business factors:

•
lower contributions from the Gulf Coast and Mid-Continent System due to lower spot volumes on the Flanagan South Pipeline and Spearhead Pipeline; and
•
lower contributions from the Bakken System due to lower volumes.

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

EBITDA was positively impacted by $29 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized gain of $38 million in 2025, compared with a net unrealized loss of $6 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks; partially offset by
•
a net negative adjustment to crude oil inventory of $6 million in 2025, compared with a net positive adjustment of $15 million in 2024.

After taking into consideration the factors above, the remaining $41 million increase is primarily explained by the following significant business factors:

•
equity earnings attributable to a litigation settlement;
•
higher Mainline System contributions as a result of annual escalators and surcharge effective July 1, 2024 and lower power costs from operational efficiencies and lower mill rates, net of lower demand; and
•
the favorable effect of translating US dollar earnings at a higher average exchange rate in 2025, compared to the same period in 2024; partially offset by
•
lower contributions from the Gulf Coast and Mid-Continent System due to lower spot volumes on the Flanagan South Pipeline and Spearhead Pipeline; and
•
lower contributions from the Bakken System due to lower volumes.

GAS TRANSMISSION

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,442	2,095	2,915	3,360

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

EBITDA was negatively impacted by $955 million due to certain infrequent or other non-operating factors, primarily explained by:

•
the absence in 2025 of a gain on sale of $1.1 billion on the disposition of interests in the Alliance Pipeline and Aux Sable; partially offset by
•
the absence in 2024 of a non-cash, net unrealized gain of $40 million, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks;
•
a net positive adjustment of $8 million to the gas inventory at Aitken Creek in 2025, compared to a net negative adjustment of $29 million in 2024; and
•
the absence in 2025 of a loss of $25 million as a result of the contribution of our 100% interest in the Rio Bravo Pipeline project to the Whistler Parent JV.

The remaining $302 million increase is primarily explained by the following significant business factors:

•
favorable contracting and lower operating costs on our US Gas Transmission assets;
•
the recognition of increased revenues attributable to the Algonquin and Texas Eastern rate case settlements;
•
contributions from the acquisition of equity interests in the Whistler Parent JV and in the Delaware Basin Residue in the second and fourth quarters of 2024, respectively;
•
contributions from the Texas Eastern Venice Extension project since service commencement in late 2024;
•
higher earnings from our investment in DCP; and
•
the favorable effect of translating US dollar earnings at a higher average exchange rate in 2025, compared to the same period in 2024.

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

EBITDA was negatively impacted by $912 million due to certain infrequent or other non-operating factors, primarily explained by:

•
the absence in 2025 of a gain on sale of $1.1 billion on the disposition of interests in the Alliance Pipeline and Aux Sable; partially offset by

•
equity earnings of $87 million from our investment in DCP, as a result of DCP's gain on disposition from certain pipeline assets;
•
a net positive adjustment of $23 million in 2025 to the gas inventory at Aitken Creek compared to a net negative adjustment of $29 million in 2024; and
•
the absence in 2025 of a loss of $25 million as a result of the contribution of our 100% interest in the Rio Bravo Pipeline project to the Whistler Parent JV.

The remaining $467 million increase is primarily explained by the following significant business factors:

•
the recognition of increased revenues attributable to the Algonquin and Texas Eastern rate case settlements;
•
favorable contracting on our US Gas Transmission assets;
•
contributions from the acquisition of equity interests in the Whistler Parent JV and in the Delaware Basin Residue in the second and fourth quarters of 2024, respectively;
•
contributions from the Texas Eastern Venice Extension project since service commencement in late 2024;
•
higher revenues at Aitken Creek;
•
higher earnings from our investment in DCP; and
•
the favorable effect of translating US dollar earnings at a higher average exchange rate in 2025, compared to the same period in 2024; partially offset by
•
the absence of contributions from Alliance Pipeline and Aux Sable due to the sale of our interests in these investments in April 2024.

GAS DISTRIBUTION AND STORAGE

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	510	567	2,110	1,332

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

EBITDA was negatively impacted by $330 million due to an impairment of certain rate-regulated assets related to pension and other disallowances as a result of the Ohio Commission's June 2025 order related to Enbridge Gas Ohio's rate case.

The remaining $273 million increase is primarily explained by the following significant business factors:

•
full-quarter contributions from the acquisitions of Enbridge Gas Utah and Enbridge Gas North Carolina;
•
higher storage optimization and pricing at Enbridge Gas Ontario;
•
higher distribution margin resulting from increases in rates and customer base at Enbridge Gas Ontario; and
•
when compared with the normal forecast embedded in rates, the positive impact of weather on EBITDA for Enbridge Gas Ontario was approximately $10 million in 2025, compared to a negative impact of approximately $28 million in the same period of 2024.

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

EBITDA was negatively impacted by $330 million due to an impairment of certain rate-regulated assets related to pension and other disallowances as a result of the Ohio Commission's June 2025 order related to Enbridge Gas Ohio's rate case.

The remaining $1.1 billion increase is primarily explained by the following significant business factors:

•
two full quarters of contributions from the acquired US Gas Utilities including Enbridge Gas Ohio, Enbridge Gas Utah and Enbridge Gas North Carolina;
•
when compared with the normal forecast embedded in rates, the positive impact of weather on EBITDA for Enbridge Gas Ontario was approximately $19 million in 2025 compared to a negative impact of approximately $106 million in the same period of 2024;
•
lower operating and administrative costs primarily due to lower employee related costs at Enbridge Gas Ontario;
•
higher storage optimization and pricing at Enbridge Gas Ontario; and
•
higher distribution margin resulting from increases in rates and customer base at Enbridge Gas Ontario.

RENEWABLE POWER GENERATION

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	109	138	332	395

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

EBITDA was negatively impacted by $2 million due to certain infrequent or other non-operating factors, primarily explained by:

•
the absence in 2025 of a gain on sale of $29 million related to the disposition of our interest in NRGreen; partially offset by
•
a non-cash, net unrealized gain of $2 million in 2025, compared with a net unrealized loss of $25 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

The remaining $27 million decrease is primarily explained by:

•
lower fees earned in 2025 on certain wind development contracts; and
•
lower contributions from European offshore wind facilities.

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

EBITDA was positively impacted by $2 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a $27 million gain on the disposition of our interest in East-West Tie Limited Partnership; and
•
a realized loss of $139 million, partially offset by a non-cash, net unrealized gain of $108 million in 2025, compared with a net unrealized loss of $36 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks; partially offset by
•
the absence in 2025 of a gain on sale of $29 million related to the disposition of our interest in NRGreen.

The remaining $65 million decrease is primarily explained by lower contributions from European offshore wind facilities, including weaker wind resources.

ELIMINATIONS AND OTHER

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	1,167	(155)	1,207	(797)

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

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

EBITDA was positively impacted by $1.4 billion, primarily due to certain infrequent or non-operating factors, explained by:

•
a non-cash, net unrealized gain of $1.3 billion in 2025, compared with a net unrealized loss of $229 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risk; partially offset by
•
$42 million of integration costs incurred related to the Acquisitions in 2025, compared to $16 million of integration and transaction costs in 2024.

After taking into consideration the non-operating factors above, the remaining $119 million decrease in EBITDA is primarily explained by higher realized foreign exchange losses on hedge settlements in 2025.

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

EBITDA was positively impacted by $2.4 billion, primarily due to certain infrequent or non-operating factors, explained by:

•
a non-cash, net unrealized gain of $1.4 billion in 2025, compared with a net unrealized loss of $951 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risk; and
•
the absence in 2025 of severance costs of $105 million as a result of a workforce reduction in February 2024; partially offset by
•
$63 million of integration costs incurred related to the Acquisitions in 2025, compared to $30 million of integration and transaction costs in 2024.

After taking into consideration the non-operating factors above, the remaining $368 million decrease in EBITDA is primarily explained by:

•
higher realized foreign exchange losses on hedge settlements in 2025; and
•
lower investment income in 2025 compared to 2024 from investing cash sources from the pre-funding of the Acquisitions.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our material commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
GAS TRANSMISSION
1.	Texas Eastern Modernization	100%	US$0.4 billion	US$191 million	Under construction	2025 - 2026
2.	T-North Expansion (Aspen Point)	100%	$1.2 billion	$459 million	Under construction	2026
3.	Tennessee Ridgeline Expansion	100%	US$1.1 billion	US$327 million	Pre-construction	2026
4.	Woodfibre LNG[3]	30%	US$2.9 billion	US$1.1 billion	Under construction	2027
5.	T-South Expansion (Sunrise)	100%	$4.0 billion	$317 million	Pre-construction	2028
				No significant
	T-North Expansion			expenditures to	Pre-
6.	(Birch Grove)	100%	$0.4 billion	date	construction	2028
7.	Canyon System Pipelines	100%	US$0.7 billion	US$29 million	Pre-construction	2029
GAS DISTRIBUTION AND STORAGE
8.	Moriah Energy Center[4]	100%	US$0.6 billion	US$300 million	Under construction	2027
9.	T-15 Reliability Project[4,5]	100%	US$0.7 billion	US$27 million	Pre-construction	2027 - 2028
RENEWABLE POWER GENERATION
10.	Sequoia Solar	100%	US$1.1 billion	US$579 million	Under construction	2025 - 2026
11.	Clear Fork Solar	100%	US$0.9 billion	US$83 million	Pre-construction	2027
	Calvados Offshore		$1.0 billion	$426 million	Under
12.	Wind[6]	21.7%	(€0.6 billion)	(€294 million)	construction	2027

1
These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2
Expenditures to date and status of the project are determined as at June 30, 2025.
3
Our expected investment is approximately US$2.3 billion, with the remainder financed through non-recourse project level debt.
4
Previously approved projects that were acquired by Enbridge through the acquisition of Public Service Company of North Carolina, Incorporated in the third quarter of 2024.
5
Includes approved capital costs for the second phase of the project which involves installation of additional compression to add capacity and is expected to go into service in 2028.
6
Our investment is approximately $0.3 billion, with the remainder financed through non-recourse project level debt.

A full description of each of our material projects is provided in our annual report on Form 10-K for the year ended December 31, 2024. Significant updates that have occurred since the date of filing of our Form 10-K are discussed below.

GAS TRANSMISSION

•
T-North Expansion (Birch Grove) - An expansion of our BC Pipeline system in northern BC that includes pipeline looping and ancillary station modifications to support 178 million cubic feet per day of additional capacity. The project is underpinned by a cost-of-service commercial model with a target in-service date in the third quarter of 2028. This expansion is driven by the need for natural gas producers in northeastern BC to access markets for their growing production, mainly from the prolific Montney formation.

•
Woodfibre LNG Commercial Update - Enbridge and its partners have agreed to updated commercial terms for Woodfibre LNG. The preferred return is expected to be set closer to completion of construction, de-risking Enbridge's return on capital, and our share of capital costs has been updated.

RENEWABLE POWER GENERATION

•
Clear Fork Solar - A 600-megawatt solar farm located near San Antonio, Texas, fully contracted under a long-term offtake agreement. The project has an expected in-service date in 2027.

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

Credit Facilities and Liquidity

To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at June 30, 2025:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2026-2049	8,032	6,112	1,920
Enbridge (U.S.) Inc.	2026-2029	10,259	3,781	6,478
Enbridge Pipelines Inc.	2026	2,000	441	1,559
Enbridge Gas Inc.	2026	2,500	915	1,585
Total committed credit facilities		22,791	11,249	11,542

1
Maturity date is inclusive of the one-year term out option for certain credit facilities.
2
Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In July 2025, we renewed approximately $8.8 billion of our 364-day extendible credit facilities, extending the maturity dates to July 2027, which includes a one-year term out provision from July 2026. We also renewed approximately $7.8 billion of our five-year credit facilities, extending the maturity dates to July 2030. Further, we extended the maturity dates of our three-year credit facilities to July 2028.

In July 2025, Enbridge Gas Ontario and Enbridge Pipelines Inc. extended the maturity dates of their $2.5 billion and $2.0 billion 364-day extendible credit facilities, respectively, to July 2027, which includes a one-year term out provision from July 2026.

In addition to the committed credit facilities noted above, we maintain $1.5 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized as at June 30, 2025. As at December 31, 2024, we had $1.4 billion of uncommitted demand letter of credit facilities, of which $931 million was unutilized.

As at June 30, 2025, our net available liquidity totaled $12.7 billion (December 31, 2024 - $14.4 billion), consisting of available credit facilities of $11.5 billion (December 31, 2024 - $12.6 billion) and unrestricted cash and cash equivalents of $1.2 billion (December 31, 2024 - $1.8 billion) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at June 30, 2025, we were in compliance with all such debt covenant provisions.

LONG-TERM DEBT ISSUANCES

During the six months ended June 30, 2025, we completed the following long-term debt issuances totaling $2.8 billion and US$2.8 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2025	Floating rate medium-term notes due February 2028[1]		$400
	February 2025	3.55%	medium-term notes due February 2028	$300
	February 2025	3.90%	medium-term notes due February 2030	$800
	February 2025	4.56%	medium-term notes due February 2035	$700
	February 2025	5.32%	medium-term notes due August 2054	$600
	June 2025	4.60%	senior notes due June 2028	US$400
	June 2025	4.90%	senior notes due June 2030	US$600
	June 2025	5.55%	senior notes due June 2035	US$900
	June 2025	5.95%	senior notes due April 2054	US$350
The East Ohio Gas Company
	June 2025	5.68%	senior notes due June 2035	US$250
	June 2025	6.32%	senior notes due June 2055	US$250

1
Notes carry an interest rate set to equal the Canadian Overnight Repo Rate Average plus a margin of 85 basis points.

LONG-TERM DEBT REPAYMENTS

During the six months ended June 30, 2025, we completed the following long-term debt repayments totaling US$2.5 billion, $661 million and and €21 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2025	2.50%	senior notes	US$500
	February 2025	2.50%	senior notes	US$500
	June 2025	2.44%	medium-term notes	$550
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2025	3.98%	senior notes	US$47
Enbridge Pipelines Inc.
	February 2025	4.10%	medium-term notes[1]	$100
Enbridge Southern Lights LP
	June 2025	4.01%	senior notes	$11
Spectra Energy Partners, LP
	March 2025	3.50%	senior notes	US$500
Blauracke GMBH
	April 2025	2.10%	senior notes	€21
Enbridge Holdings (Tomorrow RNG), LLC
	January 2025	4.97%	senior notes	US$309
	January 2025	4.97%	senior notes	US$85
	January 2025	4.97%	senior notes	US$19
The East Ohio Gas Company
	June 2025	1.30%	senior notes	US$500

1
The notes carried an original maturity date in July 2112.

On July 28, 2025, EEP redeemed at par all of the outstanding US$500 million 5.88% senior notes that carried an original maturity date in October 2025.

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

There are no material restrictions on our cash. Total restricted cash of $83 million, as reported in the Consolidated Statements of Financial Position, primarily includes reinsurance security, cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at June 30, 2025 and December 31, 2024, we had negative working capital positions of $577 million and $2.9 billion, respectively. During the six months ended June 30, 2025, the major contributing factor to the negative working capital position was due to settlement of current liabilities, while during the year ended December 31, 2024, the major contributing factor to the negative working capital position was the current liabilities associated with our growth capital program.

SOURCES AND USES OF CASH

	Six months ended June 30,
	2025	2024
(millions of Canadian dollars)
Operating activities	6,291	5,965
Investing activities	(4,648)	(11,230)
Financing activities	(2,166)	2,787
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(55)	192
Net change in cash and cash equivalents and restricted cash	(578)	(2,286)

Significant sources and uses of cash for the six months ended June 30, 2025 and 2024 are summarized below:

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

Investing Activities

Cash used in investing activities includes capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Cash used in investing activities is also impacted by acquisitions, dispositions and changes in contributions to, and distributions from, our equity investments. The decrease in cash used in investing activities period-over-period was primarily due to the acquisitions of EOG, Questar and Tomorrow RNG in 2024; partially offset by the absence of proceeds received from the disposition of our interests in the Alliance Pipeline, Aux Sable and NRGreen in 2024 and higher capital expenditures in 2025.

Financing Activities

Cash used in financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, share redemptions and common share repurchases under our normal course issuer bid. Cash used in financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests. Factors impacting the increase in cash used in financing activities period-over-period primarily include:

•
net commercial paper and credit facility repayments in 2025 when compared to net draws during the same period in 2024; and
•
absence of the at-the-market equity issuance program in 2025, which resulted in the issuance of 51,298,629 common shares for aggregate net proceeds of $2.5 billion in 2024.

The factors above were partially offset by net draws of short-term borrowings in 2025 when compared to net repayments during the same period in 2024.

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
7.50% Notes due 2038
5.50% Notes due 2040
7.38% Notes due 2045

1
As at June 30, 2025, the aggregate outstanding principal amount of SEP notes was approximately US$1.7 billion.
2
As at June 30, 2025, the aggregate outstanding principal amount of EEP notes was approximately US$2.4 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
4.25% Senior Notes due 2026	3.20% Senior Notes due 2027
1.60% Senior Notes due 2026	5.70% Senior Notes due 2027
5.90% Senior Notes due 2026	6.10% Senior Notes due 2028
3.70% Senior Notes due 2027	4.90% Senior Notes due 2028
5.25% Senior Notes due 2027	3.55% Senior Notes due 2028
4.60% Senior Notes due 2028	Floating Rate Senior Notes due 2028
6.00% Senior Notes due 2028	2.99% Senior Notes due 2029
3.13% Senior Notes due 2029	7.22% Senior Notes due 2030
5.30% Senior Notes due 2029	4.21% Senior Notes due 2030
4.90% Senior Notes due 2030	3.90% Senior Notes due 2030
6.20% Senior Notes due 2030	7.20% Senior Notes due 2032
2.50% Sustainability-Linked Senior Notes due 2033	6.10% Sustainability-Linked Senior Notes due 2032
5.70% Sustainability-Linked Senior Notes due 2033	3.10% Sustainability-Linked Senior Notes due 2033
5.63% Senior Notes due 2034	5.36% Sustainability-Linked Senior Notes due 2033
5.55% Senior Notes due 2035	4.73% Senior Notes due 2034
4.50% Senior Notes due 2044	5.57% Senior Notes due 2035
5.50% Senior Notes due 2046	4.56% Senior Notes due 2035
4.00% Senior Notes due 2049	5.75% Senior Notes due 2039
3.40% Senior Notes due 2051	5.12% Senior Notes due 2040
6.70% Senior Notes due 2053	4.24% Senior Notes due 2042
5.95% Senior Notes due 2054	4.57% Senior Notes due 2044
4.87% Senior Notes due 2044
4.10% Senior Notes due 2051
6.51% Senior Notes due 2052
5.76% Senior Notes due 2053
5.32% Senior Notes due 2054
4.56% Senior Notes due 2064

1
As at June 30, 2025, the aggregate outstanding principal amount of the Enbridge US dollar-denominated notes was approximately US$18.3 billion.
2
As at June 30, 2025, the aggregate outstanding principal amount of the Enbridge Canadian dollar-denominated notes was approximately $14.5 billion.

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

Summarized Combined Statement of Earnings

Six months ended June 30,	2025
(millions of Canadian dollars)
Operating income	3
Earnings	1,682
Earnings attributable to common shareholders	1,477

Summarized Combined Statements of Financial Position

	June 30, 2025	December 31, 2024
(millions of Canadian dollars)
Cash and cash equivalents	1,423	2,000
Accounts receivable from affiliates	3,629	3,901
Short-term loans receivable from affiliates	5,867	3,892
Other current assets	523	499
Long-term loans receivable from affiliates	44,483	54,416
Other long-term assets	1,840	2,139
Accounts payable to affiliates	1,987	2,252
Short-term loans payable to affiliates	1,634	1,188
Trade payables and accrued liabilities	382	661
Other current liabilities	1,942	8,047
Long-term loans payable to affiliates	31,042	36,576
Other long-term liabilities	66,612	62,642

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

LEGAL AND OTHER UPDATES

MICHIGAN LINE 5 DUAL PIPELINES - STRAITS OF MACKINAC EASEMENT

Michigan Attorney General Lawsuit

In 2019, the Michigan Attorney General initiated legal action in the Michigan Ingham County Circuit Court (Michigan Circuit Court) seeking to invalidate the 1953 easement that authorizes the operation of Enbridge’s Line 5 pipeline in the Straits of Mackinac. The Attorney General’s case was later moved to U.S. federal court in December 2021, following a November 16, 2021 ruling which held that the similar (and now dismissed) 2020 lawsuit brought by the Governor of Michigan to force the shutdown of Line 5 raised important federal issues that should be heard in federal court.

In June 2024, the US Court of Appeals for the Sixth Circuit (Sixth Circuit) ruled that the case should proceed in state court. Enbridge’s request for a rehearing was denied in August 2024. Oral argument on long-standing cross motions for summary disposition was held in January 2025 in the Michigan Circuit Court. We anticipate a decision on the motions for summary disposition in 2025.

Separately, in January 2025, Enbridge petitioned the US Supreme Court to review the Sixth Circuit’s decision. The Court granted the petition in June 2025 and is expected to hear the case in late 2025, with a decision anticipated in the first half of 2026. In the interim, Enbridge requested that the Michigan Circuit Court pause proceedings pending the US Supreme Court’s ruling.

In parallel, the US Army Corps of Engineers (Army Corps) announced in April 2025 that the Line 5 Tunnel Project qualifies for review under emergency and special processing procedures, potentially expediting federal permitting.

Enbridge Lawsuit

On November 24, 2020, Enbridge filed in the US District Court a complaint for declaratory and injunctive relief, seeking to prevent the Governor of Michigan and Director of the Michigan Department of Natural Resources (Michigan State Officials) from interfering with the continued operation of Line 5. The Government of Canada has reiterated its support for the pipeline, emphasizing the relevance of the 1977 Transit Pipelines Treaty and the matter’s importance to Canada. The case remains in federal court.

In January 2022, Michigan State Officials moved to dismiss the case, while Enbridge filed for summary judgment. On July 5, 2024, the US District Court denied the state’s motion to dismiss, prompting an immediate appeal to the Sixth Circuit. The US District Court stayed the case pending the outcome of the appeal.

On April 23, 2025, the Sixth Circuit affirmed the US District Court’s ruling and a petition for rehearing en banc was denied on June 16, 2025. On June 24, 2025, the case was administratively transferred back to the US District Court and Michigan State Officials filed their Answer to Enbridge’s complaint.

A case management order was issued on July 14, 2025, setting out a briefing schedule for Enbridge’s summary judgment motion and the state’s motion to abstain. Briefing is expected to conclude by September 22, 2025.

DAKOTA ACCESS PIPELINE

We hold an effective 27.6% interest in the Bakken Pipeline System, which includes the Dakota Access Pipeline (DAPL). The Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe filed lawsuits in 2016 with the US Court for the District of Columbia (the District Court) challenging the Army Corps’ easement for DAPL, citing concerns over the adequacy of the Army Corps' environmental review and tribal consultation process. The Oglala Sioux and Yankton Sioux Tribes also filed lawsuits alleging similar claims in 2018. In 2017 and again in 2020, the District Court found deficiencies in the Army Corps’ environmental assessments and ordered the preparation of a full Environmental Impact Statement (EIS).

In July 2020, the District Court vacated the easement and ordered the pipeline shut down, but that order was stayed by the US Court of Appeals for the District of Columbia. In January 2021, the US Court of Appeals upheld the requirement for an EIS and confirmed the easement’s vacatur, though it ruled that DAPL could continue operating absent an injunction. The US Supreme Court declined to review the case, and the Army Corps indicated it would not seek to halt operations during the review process.

On September 8, 2023, the Army Corps released a draft EIS evaluating five alternatives, including continued operation, shutdown, rerouting, and removal of the pipeline. No preferred alternative was identified. The public comment period closed on December 13, 2023, and a final EIS is expected in 2025. DAPL remains operational during this process.

Separately, on October 15, 2024, the Standing Rock Sioux Tribe filed a new complaint in the District Court seeking to permanently enjoin DAPL’s operation, alleging the Army Corps is unlawfully allowing continued operations without a valid easement or compliant Facility Response Plan. Dakota Access, LLC and 13 states intervened in support of continued operations. On March 28, 2025, the District Court dismissed the complaint. The Tribe filed a notice of appeal on May 27, 2025. The appeal process is expected to take 6-12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed with, or submitted to, securities regulatory authorities, including under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under Canadian and US securities law. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at June 30, 2025, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The effects of US, Canadian and other governments' policies on tariffs and trade relations remain uncertain and could significantly adversely impact our business, operations or financial results.

The announcement and imposition of tariffs by the US, together with potential, announced or implemented retaliatory tariffs by other governments on imports from the US, and other potential measures, including duties, fees, economic sanctions or other trade measures, as well as the potential impacts of these tariffs and trade measures, present significant risks to our business operations and financial results. Tariffs announced by the US (which are in addition to any pre-existing tariffs) include, among others:

•
March 4, 2025: 25% tariff on Canadian goods exports and 10% on certain Canadian energy exports that are non-compliant under the United States-Mexico-Canada Agreement (USMCA);
•
March 12, 2025: 25% tariff on Canadian steel and aluminum products;
•
April 2, 2025: 10% tariff on product imports from almost all countries and individualized higher tariffs on imports from dozens of countries;
•
June 4, 2025: tariffs on Canadian steel and aluminum products were increased to 50%; and
•
July 31, 2025: 35% tariff on most Canadian goods exports, effective August 1, 2025, that are non-compliant under USMCA.

Several of the US tariff announcements have been followed by announcements of limited exemptions and temporary pauses on implementation dates. In response to the US tariff announcements, certain governments have threatened or announced retaliatory measures against the US, including increased tariffs on US goods. For instance, effective March 13, 2025, the Canadian federal government imposed 25% tariffs on a list of products imported from the US. These announcements have led to significant uncertainty and market volatility during the first half of 2025. If maintained, such trade measures, the nature, extent and timing of which are uncertain, and the potential for escalation of trade disputes, including retaliatory measures, could lead to, among other things, worsening of macroeconomic conditions, inflationary pressures, increased construction costs, costs to maintain our assets and other costs and expenses, as well as potential reductions in demand for Canadian energy. The measures also introduce uncertainty in North American energy and capital markets and have the potential to disrupt supply chains and access to capital markets and jeopardize our competitiveness. The US Government has also stated its interest in renegotiating and altering the USMCA, which could further impact the energy market and our business.

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

Exhibit No.	Description
22.1*	Subsidiary Guarantors
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	August 1, 2025	By:	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2025	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)