Form 10-Q
period 2025-09-30
ENBRIDGE INC
filed 2025-11-07
CIK 895728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 2,181,275,613 common shares outstanding as at October 31, 2025.

GLOSSARY

"we", "our", "us" and "Enbridge"	Enbridge Inc.
AOCI	Accumulated other comprehensive income/(loss)
BC	British Columbia
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
Enbridge Gas Ontario	Enbridge Gas Inc.
EOG	The East Ohio Gas Company
Exchange Act	United States Securities Exchange Act of 1934, as amended
IR	Incentive regulation
LNG	Liquefied natural gas
NCI	Noncontrolling interests
OCI	Other comprehensive income/(loss)
OEB	Ontario Energy Board
OPEB	Other postretirement benefit obligations
PSNC	Public Service Company of North Carolina, Incorporated
Questar	Questar Gas Company
RIN	Renewable identification number
RNG	Renewable natural gas
ROE	Return on Equity
SEP	Spectra Energy Partners, LP
the First Nations Partnership	Stonlasec8 Indigenous Investments Limited Partnership
the Guaranteed Enbridge Notes	Enbridge's outstanding guaranteed notes
the Ohio Commission	the Public Utilities Commission of Ohio
the Partnerships	Spectra Energy Partners, LP and Enbridge Energy Partners, L.P.
the PSNC Acquisition	Enbridge Inc.'s acquisition of all of the membership interests of Fall North Carolina Holdco LLC, which owns 100% of Public Service Company of North Carolina, Incorporated on September 30, 2024
the Whistler Parent JV	the joint venture formed by Enbridge Inc., WhiteWater/I Squared Capital and MPLX LP on May 29, 2024
Tomorrow RNG	Six Morrow Renewables operating landfill gas-to-renewable natural gas production facilities
US	United States of America
US Gas Utilities / the Acquisitions	Enbridge Inc.'s acquisitions of three US gas utilities from Dominion Energy, Inc.
VIE	Variable interest entities
Westcoast	Westcoast Energy Inc.
Westcoast LP	Westcoast Energy Limited Partnership
Wexpro	Wexpro Company and its consolidated subsidiaries

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

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as "anticipate", "believe", "estimate", "expect", "forecast", "intend", "likely", "plan", "project", "target" and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this report include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; expected supply of, demand for, exports of and prices of crude oil, natural gas, natural gas liquids (NGL), liquefied natural gas (LNG), renewable natural gas (RNG) and renewable energy; energy transition and lower-carbon energy, and our approach thereto; environmental, social, governance and sustainability goals, practices and performance; industry and market conditions; anticipated utilization of our assets; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission, Gas Distribution and Storage, and Renewable Power Generation businesses; the characteristics, anticipated benefits, financing and timing of our acquisitions, dispositions and other transactions, including the anticipated benefits of the acquisitions of three US gas utilities (US Gas Utilities) from Dominion Energy, Inc. (the Acquisitions); expected future actions of regulators and courts; government trade policies and potential impacts of potential and announced tariffs, duties, fees, economic sanctions, or other trade measures and the timing thereof; expected costs, benefits and in-service dates related to announced projects and projects under construction; expected capital expenditures; investable capacity and capital allocation priorities; expected equity funding requirements for our commercially secured growth program; expected future growth, development and expansion opportunities; expected optimization and efficiency opportunities; expectations about our joint venture partners' ability to complete and finance projects under construction; our ability to successfully integrate the US Gas Utilities; expected closing of acquisitions, dispositions and other transactions and the timing thereof; toll and rate cases discussions and proceedings and anticipated outcomes, timelines and impact therefrom, including those relating to the Gas Transmission and Gas Distribution and Storage businesses; operational, industry, regulatory, climate change and other risks associated with our businesses; and our assessment of the potential impact of the various risk factors identified herein.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	8,396	8,986	26,069	18,422
Gas distribution sales	1,303	1,091	6,765	4,260
Transportation and other services	4,940	4,805	15,183	14,574
Total operating revenues (Note 3)	14,639	14,882	48,017	37,256
Operating expenses
Commodity costs	8,207	8,865	25,550	18,044
Gas distribution costs	280	201	2,444	1,504
Operating and administrative	2,483	2,281	7,264	6,723
Depreciation and amortization	1,398	1,317	4,197	3,783
Impairment of long-lived assets (Note 4)	—	—	330	—
Total operating expenses	12,368	12,664	39,785	30,054
Operating income	2,271	2,218	8,232	7,202
Income from equity investments	451	479	1,690	1,664
Gain on disposition of equity investments (Note 6)	—	—	—	1,091
Other income/(expense) (Note 14)	(297)	376	1,192	(206)
Interest expense	(1,262)	(1,314)	(3,777)	(3,301)
Earnings before income taxes	1,163	1,759	7,337	6,450
Income tax expense	(316)	(312)	(1,679)	(1,437)
Earnings	847	1,447	5,658	5,013
Earnings attributable to noncontrolling interests and redeemable noncontrolling interest	(59)	(56)	(227)	(167)
Earnings attributable to controlling interests	788	1,391	5,431	4,846
Preference share dividends	(106)	(98)	(311)	(286)
Earnings attributable to common shareholders	682	1,293	5,120	4,560
Earnings per common share attributable to common shareholders (Note 5)	0.30	0.59	2.34	2.12
Diluted earnings per common share attributable to common shareholders (Note 5)	0.30	0.59	2.33	2.12

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(unaudited; millions of Canadian dollars)
Earnings	847	1,447	5,658	5,013
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	(9)	(107)	(23)	21
Gain/(loss) on net investment hedges (Note 12)	(197)	181	216	(357)
Other comprehensive income from equity investees and other investments	5	2	26	3
Excluded components of fair value hedges	—	3	14	7
Reclassification to earnings of loss on cash flow hedges	8	9	22	18
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(7)	(2)	(20)	(11)
Reclassification of actuarial gain on pension and OPEB from regulatory assets	—	—	49	—
Foreign currency translation adjustments	1,329	(858)	(2,086)	1,527
Other comprehensive income/(loss), net of tax	1,129	(772)	(1,802)	1,208
Comprehensive income	1,976	675	3,856	6,221
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	(80)	(46)	(188)	(206)
Comprehensive income attributable to controlling interests	1,896	629	3,668	6,015
Preference share dividends	(106)	(98)	(311)	(286)
Comprehensive income attributable to common shareholders	1,790	531	3,357	5,729

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning and end of period	6,818	6,818	6,818	6,818
Common shares
Balance at beginning of period	71,823	71,698	71,738	69,180
Shares issued, net of issue costs (Note 10)	—	—	—	2,489
Shares issued on exercise of stock options	13	9	59	14
Shares issued on vesting of restricted stock units (RSU), net of tax	—	—	39	24
Balance at end of period	71,836	71,707	71,836	71,707
Additional paid-in capital
Balance at beginning of period	226	272	275	268
Stock-based compensation	25	21	85	74
Stock options exercised	(11)	(9)	(51)	(14)
Vested RSUs	—	2	(69)	(42)
Balance at end of period	240	286	240	286
Deficit
Balance at beginning of period	(17,663)	(15,794)	(20,046)	(17,115)
Earnings attributable to controlling interests	788	1,391	5,431	4,846
Preference share dividends	(106)	(98)	(311)	(286)
Common share dividends declared	(2,055)	(1,994)	(4,110)	(3,940)
Redemption value adjustment attributable to redeemable noncontrolling interest (Note 9)	(28)	—	(28)	—
Balance at end of period	(19,064)	(16,495)	(19,064)	(16,495)
Accumulated other comprehensive income (Note 11)
Balance at beginning of period	4,244	4,234	7,115	2,303
Other comprehensive income/(loss) attributable to common shareholders, net of tax	1,108	(762)	(1,763)	1,169
Balance at end of period	5,352	3,472	5,352	3,472
Total Enbridge Inc. shareholders' equity	65,182	65,788	65,182	65,788
Noncontrolling interests
Balance at beginning of period	2,910	3,025	2,993	3,029
Earnings attributable to noncontrolling interests	43	56	211	167
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized gain/(loss) on cash flow hedges	—	2	(1)	10
Foreign currency translation adjustments	21	(12)	(38)	29
	21	(10)	(39)	39
Comprehensive income attributable to noncontrolling interests	64	46	172	206
Distributions	(81)	(79)	(276)	(246)
Contributions	1	2	8	4
Purchase of noncontrolling interests	—	(2)	—	(2)
Other	—	(2)	(3)	(1)
Balance at end of period	2,894	2,990	2,894	2,990
Total equity	68,076	68,778	68,076	68,778
Dividends paid per common share	0.94	0.92	2.82	2.76

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2025	2024
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	5,658	5,013
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	4,197	3,783
Deferred income tax expense	944	743
Unrealized derivative fair value (gain)/loss, net	(997)	809
Income from equity investments	(1,690)	(1,664)
Distributions from equity investments	1,547	1,499
Impairment of long-lived assets (Note 4)	330	—
Gain on disposition of equity investments	—	(1,091)
Other	(91)	198
Changes in operating assets and liabilities	(739)	(352)
Net cash provided by operating activities	9,159	8,938
Investing activities
Capital expenditures	(5,944)	(4,165)
Long-term, restricted and other investments	(1,867)	(1,851)
Distributions from equity investments in excess of cumulative earnings	531	646
Additions to intangible assets	(215)	(157)
Acquisitions	—	(13,065)
Proceeds from disposition of equity investments	349	2,724
Affiliate loans, net	—	2
Other	(41)	(49)
Net cash used in investing activities	(7,187)	(15,915)
Financing activities
Net change in short-term borrowings	745	528
Net change in commercial paper and credit facility draws	788	3,276
Debenture and term note issues, net of issue costs	8,314	8,614
Debenture and term note repayments	(6,114)	(5,615)
Contributions from noncontrolling interests	8	4
Distributions to noncontrolling interests	(276)	(246)
Proceeds from investment by redeemable noncontrolling interest in subsidiary, net of transaction costs	712	—
Common shares issued, net of issue costs	8	2,485
Preference share dividends	(311)	(286)
Common share dividends	(6,164)	(5,885)
Net change in affiliate loans	39	99
Other	(41)	(31)
Net cash (used in)/provided by financing activities	(2,292)	2,943
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(28)	151
Net change in cash and cash equivalents and restricted cash	(348)	(3,883)
Cash and cash equivalents and restricted cash at beginning of period[1]	2,000	5,985
Cash and cash equivalents and restricted cash at end of period[1]	1,652	2,102

The accompanying notes are an integral part of these interim consolidated financial statements.

1 As at September 30, 2025 and December 31, 2024, long-term restricted cash of $141 million (September 30, 2024 - $94 million) and $105 million (December 31, 2023 - nil), respectively, was included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2025	December 31, 2024
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	1,408	1,803
Restricted cash	103	92
Trade receivables and unbilled revenues	5,861	6,920
Other current assets	2,720	2,770
Accounts receivable from affiliates	84	90
Inventory	1,904	1,488
	12,080	13,163
Property, plant and equipment, net	130,946	131,104
Long-term investments	21,314	20,691
Restricted long-term investments and cash (Note 12)	1,245	998
Deferred amounts and other assets	10,738	11,034
Intangible assets, net	4,263	4,587
Goodwill	35,684	36,600
Deferred income taxes	703	796
Total assets	216,973	218,973

Liabilities and equity
Current liabilities
Short-term borrowings	1,274	529
Trade payables and accrued liabilities	6,516	7,060
Other current liabilities	4,192	7,241
Accounts payable to affiliates	22	22
Interest payable	1,204	1,231
Current portion of long-term debt	1,833	7,729
	15,041	23,812
Long-term debt	100,602	93,414
Other long-term liabilities	12,281	13,258
Deferred income taxes	20,237	19,596
	148,161	150,080
Contingencies (Note 15)
Redeemable noncontrolling interest (Note 9)	736	—
Equity
Share capital
Preference shares	6,818	6,818
Common shares (2,181 and 2,178 outstanding at September 30, 2025 and December 31, 2024, respectively)	71,836	71,738
Additional paid-in capital	240	275
Deficit	(19,064)	(20,046)
Accumulated other comprehensive income (Note 11)	5,352	7,115
Total Enbridge Inc. shareholders’ equity	65,182	65,900
Noncontrolling interests	2,894	2,993
	68,076	68,893
Total liabilities and equity	216,973	218,973

Variable Interest Entities (VIEs) (Note 7)

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

2. CHANGES IN ACCOUNTING POLICIES

The following policy became significant to Enbridge on July 2, 2025:

Noncontrolling Interests

Noncontrolling interests (NCI) represent ownership interests attributable to third parties in certain consolidated subsidiaries. The portion of equity not owned by us in such entities is reflected as NCI within the equity section of the Consolidated Statements of Financial Position and, in the case of Redeemable NCI, within the mezzanine equity section of the Consolidated Statements of Financial Position between long-term liabilities and equity.

Westcoast Energy Limited Partnership’s (Westcoast LP) Class A noncontrolling unitholder has the option, exercisable at any time from and after July 2, 2035, to require the Class B and Class C unitholders of Westcoast LP to redeem all of the Class A units for cash at the then-current fair value, subject to certain limitations. On a quarterly basis, the Redeemable NCI carrying amount is recognized at the higher of the amount resulting from the application of Accounting Standards Codification (ASC) 810 Consolidation and the estimated current redemption value, with measurement adjustments to the carrying amount of Redeemable NCI recognized in retained earnings. The measurement adjustments to Redeemable NCI that are recognized in retained earnings impact our earnings per common share (Note 5).

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

REVENUE FROM CONTRACTS WITH CUSTOMERS

Major Products and Services

Three months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,934	1,361	68	—	—	4,363
Storage and other revenue	77	158	122	—	—	357
Gas distribution sales	—	—	1,303	—	—	1,303
Electricity revenue	—	—	—	72	—	72
Commodity sales	—	32	22	—	—	54
Total revenue from contracts with customers	3,011	1,551	1,515	72	—	6,149
Commodity sales	8,101	23	—	—	218	8,342
Other revenue[1,2]	71	20	1	56	—	148
Intersegment revenue	—	3	(3)	2	(2)	—
Total revenue	11,183	1,597	1,513	130	216	14,639

Three months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue[3]	2,906	1,264	58	—	—	4,228
Storage and other revenue	65	143	125	—	—	333
Gas distribution sales[3]	—	—	1,099	—	—	1,099
Electricity revenue	—	—	—	36	—	36
Commodity sales	—	37	—	—	—	37
Total revenue from contracts with customers	2,971	1,444	1,282	36	—	5,733
Commodity sales	8,725	10	—	—	214	8,949
Other revenue[1,2]	79	27	(2)	96	—	200
Intersegment revenue	—	5	1	1	(7)	—
Total revenue	11,775	1,486	1,281	133	207	14,882

Nine months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	8,934	4,190	223	—	—	13,347
Storage and other revenue	220	493	431	—	—	1,144
Gas distribution sales	—	—	6,718	—	—	6,718
Electricity revenue	—	—	—	166	—	166
Commodity sales	—	84	22	—	—	106
Total revenue from contracts with customers	9,154	4,767	7,394	166	—	21,481
Commodity sales	24,822	89	—	—	1,052	25,963
Other revenue[1,2]	228	45	77	223	—	573
Intersegment revenue	—	15	14	6	(35)	—
Total revenue	34,204	4,916	7,485	395	1,017	48,017

Nine months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue[3]	8,916	3,895	193	—	—	13,004
Storage and other revenue	192	416	351	—	—	959
Gas distribution sales[3]	—	—	4,223	—	—	4,223
Electricity revenue	—	—	—	137	—	137
Commodity sales	—	115	—	—	—	115
Total revenue from contracts with customers	9,108	4,426	4,767	137	—	18,438
Commodity sales	17,494	62	—	—	751	18,307
Other revenue[1,2]	213	46	24	228	—	511
Intersegment revenue	—	16	5	5	(26)	—
Total revenue	26,815	4,550	4,796	370	725	37,256

1
Includes realized and unrealized gains and losses from our hedging program which for the three months ended September 30, 2025 were a net $13 million gain (2024 - $54 million gain) and for the nine months ended September 30, 2025 were a net $145 million gain (2024 - $15 million gain).
2
Includes revenues from lease contracts for the three months ended September 30, 2025 and 2024 of $116 million and $125 million, respectively, and for the nine months ended September 30, 2025 and 2024 of $415 million and $407 million, respectively.
3
These balances reflect a transfer from Transportation revenue to Gas distribution sales of $389 million and $1.1 billion for the three and nine months ended September 30, 2024, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at September 30, 2025	2,614	313	2,826
Balance as at December 31, 2024	3,764	330	2,828

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenue recognized during the three and nine months ended September 30, 2025 included in contract liabilities at the beginning of the period were $91 million and $380 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three and nine months ended September 30, 2025 were $224 million and $435 million, respectively.

Performance Obligations

There were no material revenues recognized in the three and nine months ended September 30, 2025 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations

Total revenues from performance obligations expected to be fulfilled in future periods is $59.1 billion, of which $2.6 billion and $8.3 billion are expected to be recognized during the remaining three months ending December 31, 2025 and the year ending December 31, 2026, respectively.

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

Recognition and Measurement of Revenues

Three months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	32	42	22	96
Revenues from products and services transferred over time[1]	3,011	1,519	1,473	50	6,053
Total revenue from contracts with customers	3,011	1,551	1,515	72	6,149

Three months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	37	31	—	68
Revenues from products and services transferred over time[1]	2,971	1,407	1,251	36	5,665
Total revenue from contracts with customers	2,971	1,444	1,282	36	5,733

Nine months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	84	109	38	231
Revenues from products and services transferred over time[1]	9,154	4,683	7,285	128	21,250
Total revenue from contracts with customers	9,154	4,767	7,394	166	21,481

Nine months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	115	93	—	208
Revenues from products and services transferred over time[1]	9,108	4,311	4,674	137	18,230
Total revenue from contracts with customers	9,108	4,426	4,767	137	18,438

1
Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

Three months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	11,183	1,597	1,513	130	14,423
Commodity and gas distribution costs	(8,032)	(12)	(284)	(2)	(8,330)
Operating and administrative	(1,108)	(571)	(719)	(87)	(2,485)
Income from equity investments	230	192	1	32	455
Other income	10	64	49	16	139
Earnings before interest, income taxes and depreciation and amortization	2,283	1,270	560	89	4,202
Eliminations and Other					(379)
Depreciation and amortization					(1,398)
Interest expense					(1,262)
Earnings before income taxes					1,163

Three months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	11,775	1,486	1,281	133	14,675
Commodity and gas distribution costs	(8,624)	(29)	(203)	2	(8,854)
Operating and administrative	(1,104)	(536)	(579)	(74)	(2,293)
Income from equity investments	261	182	—	39	482
Other income	17	43	23	2	85
Earnings before interest, income taxes and depreciation and amortization	2,325	1,146	522	102	4,095
Eliminations and Other					295
Depreciation and amortization					(1,317)
Interest expense					(1,314)
Earnings before income taxes					1,759

Nine months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	34,204	4,916	7,485	395	47,000
Commodity and gas distribution costs	(24,623)	(39)	(2,471)	2	(27,131)
Operating and administrative	(3,268)	(1,609)	(2,179)	(237)	(7,293)
Impairment of long-lived assets[2]	—	—	(330)	—	(330)
Income from equity investments	843	665	2	191	1,701
Other income	51	252	163	70	536
Earnings before interest, income taxes and depreciation and amortization	7,207	4,185	2,670	421	14,483
Eliminations and Other					828
Depreciation and amortization					(4,197)
Interest expense					(3,777)
Earnings before income taxes					7,337

Nine months ended September 30, 2024	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[1]	26,815	4,550	4,796	370	36,531
Commodity and gas distribution costs	(17,168)	(117)	(1,519)	1	(18,803)
Operating and administrative	(3,311)	(1,701)	(1,486)	(214)	(6,712)
Income from equity investments	798	611	1	265	1,675
Gain on disposition of equity investments (Note 6)	—	1,063	—	28	1,091
Other income	45	100	62	47	254
Earnings before interest, income taxes and depreciation and amortization	7,179	4,506	1,854	497	14,036
Eliminations and Other					(502)
Depreciation and amortization					(3,783)
Interest expense					(3,301)
Earnings before income taxes					6,450

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

Capital Expenditures1

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Liquids Pipelines	307	268	900	766
Gas Transmission	933	609	2,228	1,770
Gas Distribution and Storage	914	675	2,310	1,412
Renewable Power Generation	173	92	532	209
Eliminations and Other	20	8	71	59
	2,347	1,652	6,041	4,216

1
Capital expenditures are cash basis plus equity component of the allowance for funds used during construction.

Property, Plant and Equipment

	September 30, 2025	December 31, 2024
(millions of Canadian dollars)
Liquids Pipelines	52,269	53,864
Gas Transmission	35,079	34,683
Gas Distribution and Storage	39,200	38,635
Renewable Power Generation	4,076	3,612
Eliminations and Other	322	310
	130,946	131,104

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

NUMERATOR

The numerator used in calculating both basic and diluted earnings per share equals Earnings attributable to common shareholders per the Consolidated Statements of Earnings, less Redemption value adjustment attributable to redeemable NCI per the Consolidated Statements of Changes in Equity.

DENOMINATOR

The denominator of the basic earnings per common share calculation represents the weighted average number of common shares outstanding.

The denominator of the diluted earnings per common share calculation uses the treasury stock method to determine the dilutive impact of stock options and share-settled RSUs. This method assumes any proceeds from the exercise of stock options and vesting of share-settled RSUs would be used to purchase common shares at the average market price during the period. The basic weighted average shares outstanding are adjusted by this dilutive impact to derive the diluted weighted average shares outstanding.

Weighted average shares outstanding used to calculate basic and diluted earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(number of shares in millions)
Weighted average shares outstanding	2,181	2,177	2,180	2,147
Effect of dilutive options and RSUs	6	3	6	3
Diluted weighted average shares outstanding	2,187	2,180	2,186	2,150

For the three months ended September 30, 2024, 15.2 million of anti-dilutive stock options with a weighted average exercise price of $55.56 were excluded from the diluted earnings per common share calculation. There were no anti-dilutive stock options outstanding for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, 1.6 million and 18.7 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $60.37 and $54.18, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE

The Board of Directors has declared the following quarterly dividends. All dividends are payable on December 1, 2025 to shareholders of record on November 14, 2025.

Dividend per share
Common Shares	$0.94250
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.32513
Preference Shares, Series D	$0.33825
Preference Shares, Series F	$0.34613
Preference Shares, Series G1	$0.32411
Preference Shares, Series H	$0.38200
Preference Shares, Series I2	$0.29980
Preference Shares, Series L	US$0.36612
Preference Shares, Series N	$0.41850
Preference Shares, Series P	$0.36988
Preference Shares, Series R	$0.39463
Preference Shares, Series 1	US$0.41898
Preference Shares, Series 3	$0.33050
Preference Shares, Series 4[3]	$0.31601
Preference Shares, Series 5	US$0.41769
Preference Shares, Series 7	$0.37425
Preference Shares, Series 9	$0.35450
Preference Shares, Series 11	$0.34231
Preference Shares, Series 13	$0.33719
Preference Shares, Series 15[4]	$0.35163
Preference Shares, Series 19	$0.38825

1
The quarterly dividend per share paid on Preference Shares, Series G was decreased to $0.32411 from $0.32515 on September 1, 2025 due to the reset of the dividend on a quarterly basis.
2
The quarterly dividend per share paid on Preference Shares, Series I was decreased to $0.29980 from $0.30058 on September 1, 2025 due to the reset of the dividend on a quarterly basis.
3
The quarterly dividend per share paid on Preference Shares, Series 4 was decreased to $0.31601 from $0.31696 on September 1, 2025 due to the reset of the dividend on a quarterly basis.
4
The quarterly dividend per share paid on Preference Shares, Series 15 was increased to $0.35163 from $0.18644 on September 1, 2025 due to the reset of the annual dividend on September 1, 2025.

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

The following table summarizes the estimated fair values that were assigned to the net assets of PSNC:

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

Our supplemental pro forma consolidated financial information for the three and nine months ended September 30, 2024, including the results of operations for PSNC as if the PSNC Acquisition had been completed on January 1, 2023, was as follows:

September 30, 2024	Three months ended	Nine months ended
(unaudited; millions of Canadian dollars)
Operating revenues	15,010	37,921
Earnings attributable to common shareholders	1,276	4,655

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

Our supplemental pro forma consolidated financial information for the three and nine months ended September 30, 2024, including the results of operations for Questar and Wexpro as if the Questar Acquisition had been completed on January 1, 2023, was as follows:

September 30, 2024	Three months ended	Nine months ended
(unaudited; millions of Canadian dollars)
Operating revenues	14,882	38,471
Earnings attributable to common shareholders	1,293	4,695

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

Our supplemental pro forma consolidated financial information for the three and nine months ended September 30, 2024, including the results of operations for EOG as if the EOG Acquisition had been completed on January 1, 2023, was as follows:

September 30, 2024	Three months ended	Nine months ended
(unaudited; millions of Canadian dollars)
Operating revenues	14,882	37,568
Earnings attributable to common shareholders	1,296	4,614

The PSNC Acquisition, Questar Acquisition and EOG Acquisition (together, the Acquisitions) further diversify, and are complementary to, our existing gas distribution operations.

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

Upon completion of the RNG Facilities Acquisition, we began consolidating Tomorrow RNG. For the period beginning January 2, 2024 through to September 30, 2024, operating revenues and earnings attributable to common shareholders generated by Tomorrow RNG were immaterial. The impact to our supplemental pro forma consolidated operating revenues and earnings attributable to common shareholders for the three and nine months ended September 30, 2024, as if the RNG Facilities Acquisition had been completed on January 1, 2023, was also immaterial.

NONCONTROLLING INTEREST INVESTMENT

Westcoast Energy Limited Partnership

On July 1, 2025, Westcoast Energy Inc. (Westcoast) completed a reorganization in which substantially all of the property and assets relating to the British Columbia (BC) Pipeline system were transferred to a newly formed partnership, Westcoast LP. On July 2, 2025, Stonlasec8 Indigenous Investments Limited Partnership (the First Nations Partnership) invested approximately $736 million to subscribe for all of the Class A units of Westcoast LP, resulting in a 12.5% interest in the partnership. The cash consideration of $736 million and a respective Redeemable NCI based on the consideration received less transaction costs were recorded in the Consolidated Statements of Financial Position on close, to reflect the interest held by the First Nations Partnership. Subsequent to the First Nations Partnership's investment, we hold an 87.5% controlling interest in Westcoast LP and continue to manage and operate the BC Pipeline system. Refer to Note 7 - Variable Interest Entities and Note 9 - Redeemable Noncontrolling Interest.

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

EQUITY INVESTMENT TRANSACTIONS

Joint Venture with WhiteWater/I Squared and MPLX

On May 29, 2024, we formed a joint venture (the Whistler Parent JV) with WhiteWater/I Squared Capital (WhiteWater/I Squared) and MPLX LP (MPLX) that plans to develop, construct, own and operate natural gas pipeline and storage assets connecting Permian Basin natural gas supply to growing LNG and other US Gulf Coast demand. The Whistler Parent JV is owned by WhiteWater/I Squared (50.6%), MPLX (30.4%) and Enbridge (19.0%) and is accounted for as an equity method investment.

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

7. VARIABLE INTEREST ENTITIES

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our consolidated VIEs consist of legal entities of which we are the primary beneficiary. We are the primary beneficiary when our variable interest(s) provide(s) us with (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: decision-making responsibilities, the VIE capital structure, risk and reward sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties.

Westcoast Energy Limited Partnership

Westcoast LP is a BC limited partnership which holds and operates our Westcoast BC Pipeline system, serving customers in western Canada and the US Pacific Northwest. The limited partners, Westcoast and the First Nations Partnership, hold 87.49% and 12.5% interests in Westcoast LP, respectively. The remaining 0.01% general partner interest is held by Westcoast Energy GP Inc., a wholly-owned subsidiary.

Westcoast LP is considered a VIE as its limited partners lack substantive participating rights and kick-out rights. In addition to having the obligation to absorb losses and the right to expected returns, we, through Westcoast’s direct interests and the operating agreement between Westcoast and Westcoast LP, have the ability to direct the activities of Westcoast LP's principal operations, thereby making us the primary beneficiary of the VIE.

The following table includes assets only to be used to settle the liabilities of Westcoast LP. The creditors of the liabilities of Westcoast LP do not have recourse to us as the primary beneficiary. These assets and liabilities are included in the Consolidated Statements of Financial Position.

September 30,	2025
(millions of Canadian dollars)
Assets
Current assets
Cash and cash equivalents	152
Restricted cash	1
Trade receivables and unbilled revenues	68
Other current assets	35
Inventory	31
287
Property, plant and equipment, net	5,571
Restricted long-term investments and cash	140
Deferred amounts and other assets	108
Intangible assets, net	11
6,117
Liabilities
Current liabilities
Trade payables and accrued liabilities	119
Other current liabilities	50
169
Other long-term liabilities	139
Deferred income taxes	2
310
5,807

On July 2, 2025, we entered into a credit agreement with Westcoast LP, pursuant to which we provided a one-year non-revolving term credit facility of up to $100 million. As at September 30, 2025, there have been no drawdowns on the credit facility. We did not provide any other financial support to Westcoast LP during the period ended September 30, 2025.

8. DEBT

CREDIT FACILITIES

The following table provides details of our committed credit facilities as at September 30, 2025:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2027-2049	8,039	6,831	1,208
Enbridge (U.S.) Inc.	2027-2030	10,461	3,782	6,679
Enbridge Pipelines Inc.	2027	2,000	1,089	911
Enbridge Gas Inc.	2027	2,500	1,275	1,225
Total committed credit facilities		23,000	12,977	10,023

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

In July 2025, Enbridge Gas Inc. (Enbridge Gas Ontario) and Enbridge Pipelines Inc. extended the maturity dates of their $2.5 billion and $2.0 billion 364-day extendible credit facilities, respectively, to July 2027, which includes one-year term out provisions from July 2026.

In addition to the committed credit facilities noted above, we maintain $1.6 billion of uncommitted demand letter of credit facilities, of which $994 million was unutilized as at September 30, 2025. As at December 31, 2024, we had $1.4 billion of uncommitted demand letter of credit facilities, of which $931 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to our commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2027 to 2049.

As at September 30, 2025 and December 31, 2024, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year of $11.7 billion and $10.3 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES

During the nine months ended September 30, 2025, we completed the following long-term debt issuances totaling $4.6 billion and US$2.8 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2025	Floating rate medium-term notes due February 2028[1]		$400
	February 2025	3.55%	medium-term notes due February 2028	$300
	February 2025	3.90%	medium-term notes due February 2030	$800
	February 2025	4.56%	medium-term notes due February 2035	$700
	February 2025	5.32%	medium-term notes due August 2054	$600
	June 2025	4.60%	senior notes due June 2028	US$400
	June 2025	4.90%	senior notes due June 2030	US$600
	June 2025	5.55%	senior notes due June 2035	US$900
	June 2025	5.95%	senior notes due April 2054	US$350
	September 2025	5.15%	fixed-to-fixed subordinated notes due December 2055[2]	$1,000
Enbridge Gas Inc.
	September 2025	4.16%	medium-term notes due September 2035	$500
	September 2025	4.84%	medium-term notes due September 2055	$300
The East Ohio Gas Company
	June 2025	5.68%	senior notes due June 2035	US$250
	June 2025	6.32%	senior notes due June 2055	US$250

1
Notes carry an interest rate set to equal the Canadian Overnight Repo Rate Average plus a margin of 85 basis points.
2
For the initial 5.25 years, the notes carry a fixed interest rate. On December 17, 2030, the interest rate will be reset to equal the Five-Year Government of Canada bond yield plus a margin of 2.39%.

LONG-TERM DEBT REPAYMENTS

During the nine months ended September 30, 2025, we completed the following long-term debt repayments totaling US$3.0 billion, $2.0 billion and €21 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2025	2.50%	senior notes	US$500
	February 2025	2.50%	senior notes	US$500
	June 2025	2.44%	medium-term notes	$550
Enbridge Gas Inc.
	September 2025	3.31%	medium-term notes	$400
	September 2025	3.19%	medium-term notes	$200
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2025	3.98%	senior notes	US$47
Enbridge Pipelines Inc.
	February 2025	4.10%	medium-term notes[1]	$100
	September 2025	3.45%	medium-term notes	$600
Enbridge Southern Lights LP
	June 2025	4.01%	senior notes	$11
Westcoast Energy Inc.
	July 2025	8.85%	debentures	$150
Enbridge Energy Partners, L.P.
	July 2025	5.88%	senior notes[2]	US$500
Spectra Energy Partners, LP
	March 2025	3.50%	senior notes	US$500
Blauracke GMBH
	April 2025	2.10%	senior notes	€21
Enbridge Holdings (Tomorrow RNG), LLC
	January 2025	4.97%	senior notes	US$309
	January 2025	4.97%	senior notes	US$85
	January 2025	4.97%	senior notes	US$19
The East Ohio Gas Company
	June 2025	1.30%	senior notes	US$500

1
The notes carried an original maturity date in July 2112.
2
The notes carried an original maturity date in October 2025.

SUBORDINATED TERM NOTES

As at September 30, 2025 and December 31, 2024, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $16.1 billion and $15.5 billion, respectively.

FAIR VALUE ADJUSTMENT

As at September 30, 2025 and December 31, 2024, the fair value adjustments to decrease total debt assumed in historical acquisitions were $440 million and $468 million, respectively.

DEBT COVENANTS

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2025, we were in compliance with all such debt covenant provisions.

9. REDEEMABLE NONCONTROLLING INTEREST

Westcoast Energy Limited Partnership

The First Nations Partnership has the option, exercisable at any time from and after July 2, 2035, to require the Class B and Class C unitholders of Westcoast LP to redeem all of the Class A units for cash at the then-current fair value, subject to certain limitations. As a result of this redemption feature, we have classified the Class A units as Redeemable NCI within the mezzanine equity section of the Consolidated Statements of Financial Position. As at September 30, 2025, the outstanding Class B and Class C units of Westcoast LP are held by us.

Designated capital programs within Westcoast LP will be funded by us in exchange for Class C units. The Class C units will not have any economic or voting entitlements until after the respective program has been completed or substantially completed. Following completion or substantial completion, the First Nations Partnership has an option to purchase the respective Class C units up to its then-current ownership interest in Westcoast LP.

The changes in our Redeemable NCI were as follows:

For the three and nine months ended September 30,	2025
(millions of Canadian dollars)
Balance at beginning of period	—
Proceeds from investment by redeemable noncontrolling interest in subsidiary	736
Transaction costs, net of deferred tax benefit	(27)
Earnings attributable to redeemable noncontrolling interest	16
Distributions declared to unitholder	(17)
Redemption value adjustment	28
Balance at end of period	736

10. SHARE CAPITAL

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

During the period from May 15, 2024 to July 31, 2024, 51,298,629 common shares were issued and sold under the ATM Program at average prices of CAD$48.72 and US$35.77 per common share for aggregate gross proceeds of $2.50 billion ($2.48 billion, net of aggregate commissions paid of $16.3 million and other issuance costs). On August 1, 2024, we terminated the ATM Program. Net proceeds from sales of common shares under the ATM Program were used to partially fund the Questar Acquisition and the PSNC Acquisition and to pay related fees and expenses.

11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated other comprehensive income (AOCI) attributable to our common shareholders for the nine months ended September 30, 2025 and 2024 are as follows:

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2025	407	(14)	(2,033)	8,452	1	302	7,115
Other comprehensive income/(loss) retained in AOCI	(22)	12	216	(2,048)	26	62	(1,754)
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	26	—	—	—	—	—	26
Foreign exchange contracts[2]	—	(3)	—	—	—	—	(3)
Amortization of pension and OPEB actuarial gain[3]	—	—	—	—	—	(24)	(24)
	4	9	216	(2,048)	26	38	(1,755)
Tax impact
Income tax on amounts retained in AOCI	—	4	—	—	—	(13)	(9)
Income tax on amounts reclassified to earnings	(4)	1	—	—	—	4	1
	(4)	5	—	—	—	(9)	(8)
Balance as at September 30, 2025	407	—	(1,817)	6,404	27	331	5,352

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2024	320	(23)	(728)	2,653	11	70	2,303
Other comprehensive income/(loss) retained in AOCI	15	(34)	(357)	1,498	3	—	1,125
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	22	—	—	—	—	—	22
Commodity contracts[4]	(1)	—	—	—	—	—	(1)
Foreign exchange contracts[2]	—	43	—	—	—	—	43
Amortization of pension and OPEB actuarial gain[3]	—	—	—	—	—	(14)	(14)
	36	9	(357)	1,498	3	(14)	1,175
Tax impact
Income tax on amounts retained in AOCI	(4)	8	—	—	—	—	4
Income tax on amounts reclassified to earnings	(3)	(10)	—	—	—	3	(10)
	(7)	(2)	—	—	—	3	(6)
Balance as at September 30, 2024	349	(16)	(1,085)	4,151	14	59	3,472

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

12. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

Interest Rate Risk

Our earnings, cash flows and OCI are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We have a policy of limiting the maximum floating rate debt to 30% of total debt outstanding. To ensure compliance with our policy, we monitor and adjust our debt portfolio mix of fixed and variable rate debt instruments in conjunction with the use of derivative instruments. We have implemented a program to partially mitigate the impact of short-term interest rate volatility on interest expense via the execution of floating-to-fixed interest rate swaps and costless collars. These swaps have an average fixed rate of 2.8%.

We are exposed to changes in the fair value of fixed rate debt that arise as a result of changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in fair value. Executed fixed-to-floating interest rate swaps have an average swap rate of 2.8%.

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

September 30, 2025	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	20	20	(9)	11
Interest rate contracts	2	6	14	22	(14)	8
Commodity contracts	—	—	399	399	(155)	244
	2	6	433	441	(178)	263
Deferred amounts and other assets
Foreign exchange contracts	—	—	23	23	(16)	7
Interest rate contracts	29	—	100	129	(34)	95
Commodity contracts	—	—	155	155	(29)	126
	29	—	278	307	(79)	228
Other current liabilities
Foreign exchange contracts	—	—	(466)	(466)	9	(457)
Interest rate contracts	(12)	—	(30)	(42)	14	(28)
Commodity contracts	—	—	(266)	(266)	155	(111)
	(12)	—	(762)	(774)	178	(596)
Other long-term liabilities
Foreign exchange contracts	—	—	(993)	(993)	16	(977)
Interest rate contracts	(16)	(5)	(73)	(94)	34	(60)
Commodity contracts	—	—	(91)	(91)	29	(62)
	(16)	(5)	(1,157)	(1,178)	79	(1,099)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(1,416)	(1,416)	—	(1,416)
Interest rate contracts	3	1	11	15	—	15
Commodity contracts	—	—	197	197	—	197
	3	1	(1,208)	(1,204)	—	(1,204)

December 31, 2024	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	78	47	125	(29)	96
Interest rate contracts	44	—	23	67	(39)	28
Commodity contracts	2	—	360	362	(191)	171
Other contracts	—	—	3	3	—	3
	46	78	433	557	(259)	298
Deferred amounts and other assets
Foreign exchange contracts	—	—	83	83	(71)	12
Interest rate contracts	9	—	137	146	(27)	119
Commodity contracts	—	—	197	197	(39)	158
	9	—	417	426	(137)	289
Other current liabilities
Foreign exchange contracts	—	(73)	(731)	(804)	29	(775)
Interest rate contracts	(58)	—	(22)	(80)	39	(41)
Commodity contracts	—	—	(451)	(451)	191	(260)
	(58)	(73)	(1,204)	(1,335)	259	(1,076)
Other long-term liabilities
Foreign exchange contracts	—	—	(1,579)	(1,579)	71	(1,508)
Interest rate contracts	—	—	(80)	(80)	27	(53)
Commodity contracts	(1)	—	(238)	(239)	39	(200)
	(1)	—	(1,897)	(1,898)	137	(1,761)
Total net derivative asset/(liability)
Foreign exchange contracts	—	5	(2,180)	(2,175)	—	(2,175)
Interest rate contracts	(5)	—	58	53	—	53
Commodity contracts	1	—	(132)	(131)	—	(131)
Other contracts	—	—	3	3	—	3
	(4)	5	(2,251)	(2,250)	—	(2,250)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments:

September 30, 2025	2025	2026	2027	2028	2029	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	936	4	—	—	—	—	940
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	1,976	5,872	5,201	4,032	1,398	150	18,629
Foreign exchange contracts - US dollar collars - sell (millions of US dollars)	—	120	—	—	—	—	120
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	12	28	32	—	—	—	72
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	31	121	81	67	66	129	495
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	1,052	3,905	2,849	2,223	1,003	—	11,032
Interest rate contracts - receive fixed rate (millions of Canadian dollars)	378	1,500	1,500	1,500	1,500	7,211	13,589
Interest rate contracts - long-term pay fixed rate (millions of Canadian dollars)[1]	661	3,352	174	—	—	—	4,187
Interest rate contracts - costless collar (millions of Canadian dollars)	497	1,976	1,849	78	—	—	4,400
Commodity contracts - natural gas (billions of cubic feet)[2]	23	118	63	24	12	6	246
Commodity contracts - crude oil (millions of barrels)[2]	(8)	11	13	1	1	1	19
Commodity contracts - power (megawatt per hour (MW/H))	141	142	85	30	29	(2)	34	[3]

1
Represents the notional amount of long-term debt issuances hedged.
2
Represents the notional amount of net purchase/(sale).
3
Total is an average net purchase/(sale) of power.

Derivatives Designated as Fair Value Hedges

The following table presents interest rate and foreign exchange derivative instruments that are designated and qualify as fair value hedges. The realized and unrealized gain or loss on the derivative is included in Other income/(expense) or Interest expense in the Consolidated Statements of Earnings. The offsetting loss or gain on the hedged item attributable to the hedged risk is included in Other income/(expense) or Interest expense in the Consolidated Statements of Earnings. Any excluded components are included in the Consolidated Statements of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	1	71	(13)	(21)
Unrealized gain/(loss) on hedged item	(1)	(67)	(2)	33
Realized gain/(loss) on derivative	—	(11)	25	36
Realized loss on hedged item	—	—	(23)	(79)

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and comprehensive income, before the effect of income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Interest rate contracts	(8)	(144)	(22)	4
Commodity contracts	1	5	(1)	20
Other contracts	—	—	—	1
Fair value hedges
Foreign exchange contracts	—	(8)	12	(34)
	(7)	(147)	(11)	(9)
Amount of (income)/loss reclassified from AOCI to earnings
Foreign exchange contracts¹	—	12	(3)	43
Interest rate contracts²	9	10	26	22
Commodity contracts[3]	—	—	—	(1)
	9	22	23	64

1
Reported within Interest expense and Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.
3
Reported within Transportation and other services revenues in the Consolidated Statements of Earnings.

We estimate that a loss of $1 million from AOCI related to open cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is two years as at September 30, 2025.

Non-Qualifying Derivatives

The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Foreign exchange contracts[1]	(467)	203	766	(736)
Interest rate contracts[2]	(8)	(161)	(48)	(39)
Commodity contracts[3]	205	96	331	(21)
Other contracts[4]	—	2	(3)	1
Total unrealized derivative fair value gain/(loss), net	(270)	140	1,046	(795)

1
Reported within Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.
3
For the respective nine months ended periods, reported within Transportation and other services revenues (2025 - $101 million gain; 2024 - $14 million loss), Commodity sales (2025 - $46 million loss; 2024 - $91 million loss), Commodity costs (2025 - $206 million gain; 2024 - $103 million gain) and Operating and administrative expense (2025 - $21 million gain; 2024 - $33 million loss) in the Consolidated Statements of Earnings. The fair value change in our US Gas Utilities is deferred as regulatory assets/(liabilities) (2025 - $49 million gain; 2024 - $14 million gain).
4
Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain sufficient liquidity through committed credit facilities with a diversified group of banks and institutions which, if necessary, enables us to fund all anticipated requirements for approximately one year without accessing the capital markets. We were in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at September 30, 2025. As a result, all credit facilities are available to us and the banks are obligated to fund us under the terms of the facilities. We also identify other potential sources of debt and equity funding alternatives, including reinstatement of our dividend reinvestment and share purchase plan or at-the-market equity issuances.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	September 30, 2025	December 31, 2024
(millions of Canadian dollars)
Canadian financial institutions	168	344
US financial institutions	149	128
European financial institutions	58	116
Asian financial institutions	28	53
Other[1]	332	332
	735	973

1
Other is comprised of commodity clearing house and crude oil, natural gas and power counterparties.

As at September 30, 2025, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at September 30, 2025 and December 31, 2024.

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

Level 2

Level 2 includes financial instrument valuations determined using directly or indirectly observable inputs other than quoted prices included within Level 1. Financial instruments in this category are valued using models or other industry standard valuation techniques derived from observable market data. Such valuation techniques include inputs such as quoted forward prices, time value, volatility factors and broker quotes that can be observed or corroborated in the market for the entire duration of the financial instrument. Derivatives valued using Level 2 inputs include non-exchange-traded derivatives such as over-the-counter foreign exchange forward and cross-currency swap contracts, interest rate swaps, physical forward commodity contracts, as well as commodity swaps and options for which observable inputs can be obtained.

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

We use the most observable inputs available to estimate the fair value of our derivatives. When possible, we estimate the fair value of our derivatives based on quoted market prices. If quoted market prices are not available, we use estimates from third-party brokers. For non-exchange-traded derivatives classified in Levels 2 and 3, we use standard valuation techniques to calculate the estimated fair value. These methods include discounted cash flows for forwards and swaps and Black-Scholes-Merton pricing models for options. Depending on the type of derivative and nature of the underlying risk, we use observable market prices (interest, foreign exchange, commodity and share price) and volatility as primary inputs to these valuation techniques. Finally, we consider our own credit default swap spread, as well as the credit default swap spreads associated with our counterparties, in our estimation of fair value.

Fair Value of Derivatives

We have categorized our derivative assets and liabilities measured at fair value as follows:

September 30, 2025	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	20	—	20
Interest rate contracts	—	22	—	22
Commodity contracts	48	70	281	399
	48	112	281	441
Long-term derivative assets
Foreign exchange contracts	—	23	—	23
Interest rate contracts	—	129	—	129
Commodity contracts	2	9	144	155
	2	161	144	307
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(466)	—	(466)
Interest rate contracts	—	(42)	—	(42)
Commodity contracts	(29)	(73)	(164)	(266)
	(29)	(581)	(164)	(774)
Long-term derivative liabilities
Foreign exchange contracts	—	(993)	—	(993)
Interest rate contracts	—	(94)	—	(94)
Commodity contracts	(7)	(13)	(71)	(91)
	(7)	(1,100)	(71)	(1,178)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,416)	—	(1,416)
Interest rate contracts	—	15	—	15
Commodity contracts	14	(7)	190	197
	14	(1,408)	190	(1,204)

December 31, 2024	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	125	—	125
Interest rate contracts	—	67	—	67
Commodity contracts	34	72	256	362
Other contracts	—	3	—	3
	34	267	256	557
Long-term derivative assets
Foreign exchange contracts	—	83	—	83
Interest rate contracts	—	146	—	146
Commodity contracts	1	14	182	197
	1	243	182	426
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(804)	—	(804)
Interest rate contracts	—	(80)	—	(80)
Commodity contracts	(52)	(116)	(283)	(451)
	(52)	(1,000)	(283)	(1,335)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,579)	—	(1,579)
Interest rate contracts	—	(80)	—	(80)
Commodity contracts	(1)	(31)	(207)	(239)
	(1)	(1,690)	(207)	(1,898)
Total net financial asset/(liability)
Foreign exchange contracts	—	(2,175)	—	(2,175)
Interest rate contracts	—	53	—	53
Commodity contracts	(18)	(61)	(52)	(131)
Other contracts	—	3	—	3
	(18)	(2,180)	(52)	(2,250)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

September 30, 2025	Fair Value	Unobservable Input	Minimum Price/ Volatility	Maximum Price/Volatility	Weighted Average Price/Volatility	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial¹
Natural gas	7	Forward gas price	1.30	19.49	5.10	$/mmbtu[2]
Crude	20	Forward crude price	65.36	87.86	82.84	$/barrel
Power	(7)	Forward power price	37.64	179.56	69.88	$/MW/H
Commodity contracts - physical¹
Natural gas	(11)	Forward gas price	0.08	13.54	4.57	$/mmbtu[2]
Crude	(10)	Forward crude price	66.60	114.43	84.80	$/barrel
Power	(7)	Forward power price	27.40	131.49	72.14	$/MW/H
Commodity options[3]
Natural gas	198	Forward gas price	3.12	11.41	6.95	$/mmbtu[2]
		Price volatility	3.0%	79.0%	52.0%
	190

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

Changes in the net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Nine months ended September 30,
	2025	2024
(millions of Canadian dollars)
Level 3 net derivative liability at beginning of period	(52)	(131)
Total gain/(loss), unrealized
Included in earnings[1]	84	1
Included in OCI	(1)	19
Included in regulatory assets/liabilities	44	—
Settlements	115	2
Level 3 net derivative asset/(liability) at end of period	190	(109)

1
Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at September 30, 2025 or December 31, 2024.

Net Investment Hedges

We currently have designated a portion of our US dollar-denominated debt as a hedge of our net investment in US dollar-denominated investments and subsidiaries.

During the nine months ended September 30, 2025 and 2024, we recognized unrealized foreign exchange gains of $297 million and losses of $244 million, respectively, on the translation of US dollar-denominated debt, in OCI. During the nine months ended September 30, 2025 and 2024, we recognized realized losses of $81 million and $113 million, respectively, associated with the settlement of US dollar-denominated debt that had matured during the period, in OCI.

Fair Value of Other Financial Instruments

Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $188 million and $187 million as at September 30, 2025 and December 31, 2024, respectively.

We have restricted long-term investments and cash held in trust for the purpose of funding pipeline abandonment in accordance with the CER's regulatory requirements under the LMCI, to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro properties are abandoned. These investments are classified as available-for-sale, recognized at fair value and included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position. As at September 30, 2025, the fair value of investments in Level 1 and Level 2 was $838 million and $407 million, respectively (December 31, 2024 - $491 million and $507 million, respectively). Our Level 2 investments had a cost basis of $408 million as at September 30, 2025 (December 31, 2024 - $540 million). There were unrealized holding gains of $50 million and $96 million on these investments for the three and nine months ended September 30, 2025, respectively (2024 - gains of $46 million and $45 million, respectively). During the nine months ended September 30, 2025, we purchased and sold investments totaling $1.1 billion and $995 million, respectively (2024 - purchases of $319 million and sales of $240 million). The resulting net cash flow impact is presented under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

We have a wholly-owned captive insurance subsidiary whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures of our operating subsidiaries and certain equity investments. As at September 30, 2025, the fair value of investments in equity funds and debt securities held by our captive insurance subsidiary was nil and $1.2 billion, respectively (December 31, 2024 - $114 million and $1.1 billion, respectively). Our investments in debt securities had a cost basis of $1.1 billion as at September 30, 2025 and December 31, 2024. These investments in equity funds and debt securities are recognized at fair value, classified as Level 1 and Level 2 in the fair value hierarchy, respectively, and are recorded in Other current assets and Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding gains of nil and $1 million for the three and nine months ended September 30, 2025, respectively (2024 - gains of $14 million and $35 million, respectively).

As at September 30, 2025 and December 31, 2024, our long-term debt, including finance lease liabilities, had a carrying value before debt issuance costs of $102.9 billion and $101.6 billion, respectively, and a fair value of $101.7 billion and $98.9 billion, respectively.

The fair value of financial assets and liabilities other than derivative instruments, certain long-term investments in other entities, restricted long-term investments, investments held by our captive insurance subsidiaries and long-term debt described above approximate their carrying value due to the short period to maturity.

13. INCOME TAXES

The effective income tax rates for the three months ended September 30, 2025 and 2024 were 27.2% and 17.7%, respectively, and for the nine months ended September 30, 2025 and 2024 were 22.9% and 22.3%, respectively.

The period-over-period increase in the effective income tax rate for the three months ended was due to higher US minimum tax, the prior year tax benefits relating to the state apportionment income tax rate change due to the PSNC Acquisition (Note 6), and certain rate-regulated adjustments, partially offset by higher US investment tax credits relative to the decrease in earnings over the comparative periods.

The period-over-period increase in the effective income tax rates for the nine-months ended was due to higher US minimum tax, the prior year tax benefits relating to the state apportionment income tax rate change due to the Acquisitions (Note 6), the non-taxable portion of the gain on the prior year disposition of Alliance Pipeline and Aux Sable (Note 6), and certain rate-regulated adjustments, partially offset by higher US investment tax credits and the prior year write-down of non-deductible goodwill on the Gas Transmission segment relative to the increase in earnings over the comparative periods.

14. OTHER INCOME/(EXPENSE)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Realized foreign currency gain/(loss)	(80)	(34)	(366)	80
Unrealized foreign currency gain/(loss)	(425)	255	824	(816)
Net defined pension and OPEB credit	71	44	215	133
Other	137	111	519	397
	(297)	376	1,192	(206)

15. CONTINGENCIES

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

RECENT DEVELOPMENTS

GAS TRANSMISSION RATE PROCEEDINGS

East Tennessee

East Tennessee Natural Gas, LLC (East Tennessee) filed a rate case on April 29, 2025. On May 29, 2025, the Federal Energy Regulatory Commission (FERC) issued an order accepting and suspending tariff records, subject to refund, conditions, and establishing hearing procedures. In compliance with the order, East Tennessee has made a motion filing to implement the rates to be effective November 1, 2025, subject to refund. Settlement discussions with shippers commenced in the third quarter of 2025.

Vector

Vector Pipeline L.P. (Vector) filed a rate case on May 30, 2025. On June 30, 2025, the FERC issued an order accepting and suspending tariff records filed in this rate case, subject to refund and establishing hearing procedures. In compliance with the order, Vector placed the rate reductions into effect on July 1, 2025. Additionally, on July 1, 2025, the chief administrative law judge issued an order consolidating Vector’s outstanding review of rates initiated by the FERC in 2024 with Vector’s May 30, 2025 rate case filing. Settlement discussions with shippers commenced in the third quarter of 2025.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

Enbridge Gas Ontario

In October 2022, Enbridge Gas Inc. (Enbridge Gas Ontario) filed its application with the Ontario Energy Board (OEB) to establish a 2024 through 2028 Incentive Regulation (IR) rate setting framework. The application initially sought approval in two phases to establish 2024 base rates (Phase 1) on a cost-of-service basis and to establish a price cap incentive rate setting (Price Cap IR) mechanism (Phase 2) to be used for the remainder of the IR term (2025-2028). A third phase (Phase 3) was established with the OEB in 2023. Phase 3 addresses cost allocation and the harmonization of rates, rate classes and services and is anticipated to be completed in 2026.

In December 2023, the OEB issued its Decision and Order on Phase 1 (Phase 1 Decision). Enbridge Gas Ontario initiated various appeals of select aspects of the Phase 1 Decision, including a review motion with the OEB that concluded in April 2025 with the OEB denying its motion to vary the Phase 1 Decision which disallowed recoverability of certain undepreciated capital. Enbridge Gas Ontario continues to pursue appeal and judicial review applications to the Ontario Divisional Court that challenge some of the OEB’s Phase 1 findings with respect to depreciation, equity thickness and undepreciated capital. Hearing dates in March 2026 have been scheduled for the hearing of the appeal and judicial review applications.

In November 2024, the OEB issued its Decision approving the Phase 2 Partial Settlement Proposal (Phase 2 Settlement). The Phase 2 Settlement established a Price Cap IR mechanism to be used for determining rates for 2025-2028. The Price Cap IR mechanism includes the continuation and establishment of certain deferral and variance accounts, as well as an earnings sharing mechanism that requires Enbridge Gas Ontario to share equally with customers any earnings in excess of 100 basis points over the allowed return on equity (ROE), and 90% of any earnings in excess of 300 basis points over the allowed ROE. Issues not addressed as part of the Phase 2 Settlement proceeded to hearing in December 2024 and the OEB rendered its Decision in May 2025. Rates effective January 1, 2025 were set using the Price Cap IR mechanism.

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

In June 2025, the Ohio Commission ordered a decrease to annual revenue, compared to current rates, of US$26.3 million, utilizing an ROE of 9.79%, an increase to the equity thickness to 51.9%, and the continuation of the Pipeline Infrastructure Replacement and Capital Expenditure Programs. The order also resulted in disallowances of $330 million (US$240 million), including regulatory assets related to pension balances of $280 million (US$204 million) and other disallowances of $50 million (US$36 million), which were recognized for the period ended June 30, 2025.

In July 2025, Enbridge Gas Ohio filed an application for rehearing regarding certain aspects of the Order. The Ohio Commission corrected some accounting errors in its Order addressing the rehearing application resulting in an additional US$12 million revenue requirement and a total annual revenue requirement of US$895 million. The Ohio Commission also required Enbridge Gas Ohio to make an additional cost of service filing reflecting the Ohio Commission’s decisions. The Ohio Commission approved Enbridge Gas Ohio’s filing on October 15, 2025. New rates were put into effect on November 1, 2025.

Enbridge Gas North Carolina

In April 2025, Enbridge Gas North Carolina filed its first rates application since 2021 with the North Carolina Utilities Commission. This rate case proposed the recovery of costs to deliver natural gas to customers and investments in infrastructure to support service reliability and customer growth. Enbridge Gas North Carolina proposed a total revenue requirement of US$854 million.

In September 2025, a joint stipulation of settlement was filed and is pending approval by the North Carolina Utilities Commission. If approved, updated rates would be effective November 1, 2025 and would reflect a revenue increase of US$34 million and a total revenue requirement of US$801 million.

Enbridge Gas Utah

In May 2025, Enbridge Gas Utah filed its first rates application since 2022 with the Utah Public Service Commission. This rate case proposed the recovery of costs to deliver natural gas to customers and investments in infrastructure to support service reliability and customer growth. Enbridge Gas Utah proposed a total revenue requirement of US$657 million. On September 26, 2025, Enbridge Gas Utah filed a settlement reflecting a revenue increase of US$62 million and a total revenue requirement of US$604 million. A decision on the filing is expected before the end of the year with new rates expected to take effect on January 1, 2026.

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

In July 2025, Enbridge Gas Ontario and Enbridge Pipelines Inc. extended the maturity dates of their $2.5 billion and $2.0 billion 364-day extendible credit facilities, respectively, to July 2027, which includes one-year term out provisions from July 2026.

On July 28, 2025, Enbridge Energy Partners, L.P. (EEP) redeemed at par all of the outstanding US$500 million 5.88% senior notes that carried an original maturity date in October 2025.

In September 2025, Enbridge Gas Ontario closed a two-tranche offering consisting of 10-year medium-term notes and 30-year medium-term notes for an aggregate principal amount of $0.8 billion, which mature in September 2035 and September 2055, respectively.

In September 2025, we closed an offering consisting of 30-year non-call 5.15% fixed-to-fixed subordinated notes for a principal amount of $1.0 billion, which mature in December 2055.

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

As at September 30, 2025, after adjusting for the impact of floating-to-fixed interest rate swap hedges, approximately 8% of our total debt is exposed to floating rates. Refer to Part I. Item 1. Financial Statements - Note 12. Risk Management and Financial Instruments for more information on our interest rate hedging program.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	2,283	2,325	7,207	7,179
Gas Transmission	1,270	1,146	4,185	4,506
Gas Distribution and Storage	560	522	2,670	1,854
Renewable Power Generation	89	102	421	497
Eliminations and Other	(379)	295	828	(502)
Earnings before interest, income taxes and depreciation and amortization[1]	3,823	4,390	15,311	13,534
Depreciation and amortization	(1,398)	(1,317)	(4,197)	(3,783)
Interest expense	(1,262)	(1,314)	(3,777)	(3,301)
Income tax expense	(316)	(312)	(1,679)	(1,437)
Earnings attributable to noncontrolling interests and redeemable noncontrolling interest	(59)	(56)	(227)	(167)
Preference share dividends	(106)	(98)	(311)	(286)
Earnings attributable to common shareholders	682	1,293	5,120	4,560
Earnings per common share attributable to common shareholders	0.30	0.59	2.34	2.12
Diluted earnings per common share attributable to common shareholders	0.30	0.59	2.33	2.12

1
Non-GAAP financial measure. Refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

Earnings attributable to common shareholders were negatively impacted by $414 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•
a non-cash, net unrealized derivative fair value loss of $394 million ($299 million after-tax) in 2025, compared with a net unrealized gain of $112 million ($92 million after-tax) in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks; and
•
the absence in 2025 of a deferred tax recovery of $59 million due to a change in state apportionment as a result of the acquisition of Public Service Company of North Carolina, Incorporated (PSNC).

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

After taking into consideration the factors above, the remaining $197 million decrease in earnings attributable to common shareholders is primarily explained by:

•
higher interest expense primarily due to higher average debt balances principal outstanding;
•
higher depreciation and amortization expense mainly driven by a full quarter ownership of Enbridge Gas North Carolina and other assets placed into service after Q3 2024; and
•
lower contributions from the Flanagan South and Spearhead Pipelines of the Gulf Coast and Mid-Continent System in our Liquids Pipelines segment.

The factors above were partially offset by:

•
higher contributions from our Gas Transmission segment primarily due to recognition of increased revenue attributable to Algonquin and Texas Eastern rate case settlements, contributions from the Texas Eastern Venice Extension project, and favorable contracting and lower operating costs on our US Gas Transmission assets; and
•
full-quarter contribution from the acquisition of Enbridge Gas North Carolina and increased revenue requirement from recovery of capital investments at Enbridge Gas Ohio both in our Gas Distribution and Storage segment.

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

Earnings attributable to common shareholders were positively impacted by $300 million due to certain infrequent or other non-operating factors, primarily explained by the following:

•
a non-cash, net unrealized derivative fair value gain of $944 million ($742 million after-tax) in 2025, compared with a net unrealized loss of $773 million ($586 million after-tax) in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks;
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
•
an impairment of $330 million ($261 million after-tax) of certain rate-regulated assets related to pension and other disallowances as a result of the Ohio Commission's June 2025 order related to Enbridge Gas Ohio's rate case; and
•
the absence in 2025 of a deferred tax recovery of $141 million due to a change in state apportionment as a result of the Acquisitions.

After taking into consideration the factors above, the remaining $260 million increase in earnings attributable to common shareholders is primarily explained by:

•
three full quarters of contributions from the US Gas Utilities in our Gas Distribution and Storage segment;
•
positive earnings impact in Enbridge Gas Ontario due to colder weather in 2025 compared to a negative impact in 2024, higher storage optimization and pricing, and higher distribution margin in our Gas Distribution and Storage segment;
•
higher contributions from our Gas Transmission segment primarily due to the recognition of increased revenue attributable to Algonquin and Texas Eastern rate case settlements, favorable contracting in our US Gas Transmission assets, and contributions from the Texas Eastern Venice Extension project; and
•
equity earnings related to a litigation settlement in our Liquids Pipelines segment.

The factors above were partially offset by:

•
higher interest expense primarily due to higher average debt balances principal outstanding;
•
higher depreciation and amortization expense mainly driven by three full quarters' ownership of the US Gas Utilities;
•
lower interest income due to investing in 2024, cash sources from the pre-funding of the Acquisitions in Eliminations and Other;
•
lower contributions from the Gulf Coast and Mid-Continent System in our Liquids Pipelines segment due to lower spot volumes on the Flanagan South and Spearhead Pipelines; and
•
lower contributions from our Gas Transmission segment due to the sale of our interests in Alliance Pipeline and Aux Sable in April 2024 and lower earnings from our Tomorrow RNG renewable natural gas production facilities due to lower Renewable Identification Number (RIN) pricing and timing of RIN sales.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,283	2,325	7,207	7,179

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

EBITDA was negatively impacted by $42 million, primarily explained by lower contributions from the Flanagan South and Spearhead Pipelines of the Gulf Coast and Mid-Continent System.

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

EBITDA was positively impacted by $23 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized gain of $54 million in 2025, compared with a net unrealized gain of $20 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks; partially offset by
•
a net negative adjustment to crude oil inventory of $13 million in 2025, compared with a net positive adjustment of $3 million in 2024.

After taking into consideration the factors above, the remaining $5 million increase is primarily explained by the following significant business factors:

•
equity earnings attributable to a litigation settlement;
•
favorable Regional Oil Sands results primarily from higher volumes;
•
higher Mainline System contributions as a result of higher demand, annual escalators and surcharge effective July 1, 2024, and lower power costs from operational efficiencies and lower mill rates; and
•
the favorable effect of translating US dollar earnings at a higher average exchange rate in 2025, compared to the same period in 2024; partially offset by
•
lower contributions from the Gulf Coast and Mid-Continent System due to lower spot volumes on the Flanagan South and Spearhead Pipelines; and
•
lower contributions from the Bakken System due to lower volumes.

GAS TRANSMISSION

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,270	1,146	4,185	4,506

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

EBITDA was positively impacted by a non-cash gain of $16 million from the redemption of Enbridge's special 25.0% economic interest in the Rio Bravo Pipeline Project by the Whistler Parent JV.

The remaining $108 million increase is primarily explained by the following significant business factors:

•
the recognition of increased revenues attributable to the Algonquin and Texas Eastern rate case settlements;
•
contributions from the Texas Eastern Venice Extension project since service commencement in late 2024;
•
higher revenues at Aitken Creek due to favorable storage spreads; and
•
favorable contracting and lower operating costs on our US Gas Transmission assets; partially offset by
•
lower earnings at Tomorrow RNG primarily due to lower RIN pricing and timing of RIN sales.

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

EBITDA was negatively impacted by $896 million due to certain infrequent or other non-operating factors, primarily explained by:

•
the absence in 2025 of a gain on sale of $1.1 billion on the disposition of interests in the Alliance Pipeline and Aux Sable; and
•
a non-cash, net unrealized loss of $30 million in 2025, compared with a net unrealized loss of $4 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks; partially offset by
•
equity earnings of $87 million from our investment in DCP, as a result of DCP's gain on disposition from certain pipeline assets;
•
a net positive adjustment of $25 million in 2025 to the gas inventory at Aitken Creek compared to a net negative adjustment of $47 million in 2024;
•
the absence in 2025 of a loss of $29 million as a result of the contribution of our 100% interest in the Rio Bravo Pipeline project to the Whistler Parent JV; and
•
a gain of $16 million from the redemption of Enbridge's special 25.0% economic interest in the Rio Bravo Pipeline Project by the Whistler Parent JV.

The remaining $575 million increase is primarily explained by the following significant business factors:

•
the recognition of increased revenues attributable to the Algonquin and Texas Eastern rate case settlements;
•
contributions from the Texas Eastern Venice Extension project since service commencement in late 2024;
•
contributions from the acquisition of equity interests in the Whistler Parent JV and the Delaware Basin Residue in the second and fourth quarters of 2024, respectively, and the Matterhorn Express Pipeline in the second quarter of 2025;
•
higher revenues at Aitken Creek due to favorable storage spreads;
•
favorable contracting on our US Gas Transmission assets;
•
higher earnings from our investment in DCP; and
•
the favorable effect of translating US dollar earnings at a higher average exchange rate in 2025, compared to the same period in 2024; partially offset by
•
the absence of contributions from Alliance Pipeline and Aux Sable due to the sale of our interests in these investments in April 2024; and
•
lower earnings at Tomorrow RNG primarily due to lower RIN pricing and timing of RIN sales.

GAS DISTRIBUTION AND STORAGE

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	560	522	2,670	1,854

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

EBITDA was positively impacted by $38 million primarily explained by full-quarter contributions from the acquisition of Enbridge Gas North Carolina and increased revenue requirement from recovery of capital investments at Enbridge Gas Ohio.

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

EBITDA was negatively impacted by $330 million due to an impairment of certain rate-regulated assets related to pension and other disallowances as a result of the Ohio Commission's June 2025 order related to Enbridge Gas Ohio's rate case.

The remaining $1.1 billion increase is primarily explained by the following significant business factors:

•
three full quarters of contributions from the US Gas Utilities;
•
when compared with the normal forecast embedded in rates, the positive impact of weather on EBITDA for Enbridge Gas Ontario was approximately $20 million in 2025 compared to a negative impact of approximately $105 million in the same period of 2024;
•
higher distribution margin resulting from increases in rates and customer base at Enbridge Gas Ontario; and
•
higher storage optimization and pricing at Enbridge Gas Ontario.

RENEWABLE POWER GENERATION

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	89	102	421	497

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

EBITDA was negatively impacted by $27 million primarily explained by a non-cash, net unrealized gain of $2 million in 2025, compared with a net unrealized gain of $28 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

The remaining $14 million increase is primarily explained by higher revenue from sale of renewable energy certificates compared to the third quarter of 2024.

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

EBITDA was negatively impacted by $25 million due to certain infrequent or other non-operating factors, primarily explained by:

•
the absence in 2025 of a gain on sale of $29 million related to the disposition of our interest in NRGreen; and
•
a realized loss of $139 million, partially offset by a non-cash, net unrealized gain of $110 million in 2025, compared with a net unrealized loss of $8 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks; partially offset by
•
a $27 million gain on the disposition of our interest in East-West Tie Limited Partnership in the first quarter of 2025.

The remaining $51 million decrease is primarily explained by lower contributions from European offshore wind facilities, including weaker wind resources.

ELIMINATIONS AND OTHER

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	(379)	295	828	(502)

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

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

EBITDA was negatively impacted by $616 million primarily explained by a non-cash, net unrealized loss of $397 million in 2025, compared with a net unrealized gain of $206 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risk.

After taking into consideration the non-operating factors above, the remaining $58 million decrease in EBITDA is primarily explained by higher realized foreign exchange losses on hedge settlements in 2025.

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

EBITDA was positively impacted by $1.8 billion, primarily due to certain infrequent or non-operating factors, explained by:

•
a non-cash, net unrealized gain of $962 million in 2025, compared with a net unrealized loss of $745 million in 2024, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risk; and
•
the absence in 2025 of severance costs of $105 million as a result of a workforce reduction in February 2024; partially offset by
•
a non-cash, net unrealized gain of $1 million in 2025, compared with a net gain of $35 million in 2024, reflecting changes in the fair value of investments held by our captive insurance subsidiaries; and
•
$86 million of integration costs incurred related to the Acquisitions in 2025, compared to $55 million of integration and transaction costs in 2024.

After taking into consideration the non-operating factors above, the remaining $426 million decrease in EBITDA is primarily explained by:

•
higher realized foreign exchange losses on hedge settlements in 2025; and
•
lower investment income in 2025 compared to 2024 from investing cash sources from the pre-funding of the Acquisitions.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our material commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
LIQUIDS PIPELINES
				No significant
	Southern Illinois			expenditures to	Pre-
1.	Connector[3]	100%	US$0.5 billion	date	construction	2028
				No significant
				expenditures to	Pre-
2.	Pelican CO2 Hub	50%	US$0.3 billion	date	construction	2029
GAS TRANSMISSION
3.	Texas Eastern Modernization	100%	US$0.4 billion	US$236 million	Under construction	2025 - 2026
	T-North Expansion				Under
4.	(Aspen Point)	100%[4]	$1.2 billion	$622 million	construction	2026
5.	Tennessee Ridgeline Expansion	100%	US$1.1 billion	US$377 million	Pre-construction	2026
6.	Woodfibre LNG[5]	30%	US$2.9 billion	US$1.3 billion	Under construction	2027
7.	T-South Expansion (Sunrise)	100%[4]	$4.0 billion	$433 million	Pre-construction	2028
	T-North Expansion				Pre-
8.	(Birch Grove)	100%[4]	$0.4 billion	$8 million	construction	2028
9.	Canyon System Pipelines	100%	US$1.0 billion	US$74 million	Pre-construction	2029
	Algonquin Reliable			No significant
	Affordable Resilient			expenditures to	Pre-
10.	Enhancement	100%	US$0.3 billion	date	construction	2029
				No significant
	USGC Storage Growth			expenditures to	Pre-
11.	Program	100%	US$0.5 billion	date	construction	2028 - 2033
GAS DISTRIBUTION AND STORAGE
12.	Moriah Energy Center[6]	100%	US$0.6 billion	US$343 million	Under construction	2027
13.	T-15 Reliability Project[6,7]	100%	US$0.7 billion	US$55 million	Pre-construction	2027 - 2028
RENEWABLE POWER GENERATION
14.	Sequoia Solar	100%	US$1.1 billion	US$676 million	Under construction	2025 - 2026
15.	Clear Fork Solar	100%	US$0.9 billion	US$89 million	Pre-construction	2027
	Calvados Offshore		$1.0 billion	$444 million	Under
16.	Wind[8]	21.7%	(€0.6 billion)	(€303 million)	construction	2027

1 These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.

2 Expenditures to date and status of the project are determined as at September 30, 2025.

3 Includes amounts for the construction of the Southern Illinois Connector Pipeline, which is expected to be 50% jointly-owned with Energy Transfer, costs to upgrade the Energy Transfer Crude Oil Pipeline, in which we have a 27.6% ownership interest, as well as amounts fully attributable to Enbridge.

4 Our redeemable noncontrolling interest holder, Stonlasec8 Indigenous Investments Limited Partnership, will have the opportunity to participate in designated capital programs once they have been completed or substantially completed. As a result, our ownership interest in the program(s) may change in future periods. Refer to Part I. Item 1. Financial Statements - Note 9. Redeemable Noncontrolling Interest.

5 Our expected investment is approximately US$2.3 billion, with the remainder financed through non-recourse project level debt.

6 Previously approved projects that were acquired by Enbridge through the acquisition of PSNC in the third quarter of 2024.

7 Includes approved capital costs for the second phase of the project which involves installation of additional compression to add capacity and is expected to go into service in 2028.

8 Our investment is approximately $0.3 billion, with the remainder financed through non-recourse project level debt.

A full description of each of our material projects is provided in our annual report on Form 10-K for the year ended December 31, 2024. Significant updates that have occurred since the date of filing of our Form 10-K are discussed below.

LIQUIDS PIPELINES

•
Southern Illinois Connector - The construction of a new 24-inch pipeline from Wood River to Patoka, Illinois, connecting the Platte Pipeline to our jointly-owned Energy Transfer Crude Oil Pipeline. In addition, the project includes new pump stations to provide incremental capacity to the Platte system. Incremental volumes are secured under long-term take-or-pay agreements with investment grade customers. The project has an expected in-service date in 2028.

•
Pelican CO2 Hub - A 50/50 joint venture with a subsidiary of Occidental Petroleum Corporation (Oxy) to design, construct and operate a carbon dioxide transportation and sequestration hub in the Louisiana Mississippi River corridor. Oxy will manage the sequestration portions of the project, while Enbridge will manage the pipeline. Development is supported by a long-term take-or-pay offtake agreement with an investment grade counterparty and the facility is expected to enter service in 2029.

GAS TRANSMISSION

•
T-North Expansion (Birch Grove) - An expansion of our British Columbia (BC) Pipeline system in northern BC that includes pipeline looping and ancillary station modifications to support 178 million cubic feet per day of additional capacity. The project is underpinned by a cost-of-service commercial model with a target in-service date in the third quarter of 2028. This expansion is driven by the need for natural gas producers in northeastern BC to access markets for their growing production, mainly from the prolific Montney formation.

•
Woodfibre LNG Commercial Update - Enbridge and its partners have agreed to updated commercial terms for Woodfibre LNG. The preferred return will be set closer to completion of construction, de-risking Enbridge's return on capital, and our expected share of capital costs was updated in the second quarter of 2025.

•
Canyon System Pipelines - A component of the Canyon System Pipelines project serving bp's Tiber offshore production facility in the US Gulf Coast (USGC). This project includes both crude oil and natural gas pipeline extensions and is expected to enter service in 2029. The Canyon System Pipelines project was previously sanctioned to support bp's Kaskida offshore development and includes a 24/26-inch oil pipeline connecting to Shell Pipeline Company LP's Green Canyon 19 Platform and a 12-inch gas pipeline connecting to our existing Magnolia Gas Gathering Pipeline.

•
Algonquin Reliable Affordable Resilient Enhancement - An enhancement of our Algonquin Pipeline to serve incremental demand across the northeastern US. The project is anticipated to enhance supply reliability and improve affordability by reducing winter price volatility for customers. We expect the project to enter service in 2029.

•
USGC Storage Growth Program - An expansion of our Egan Hub and Moss Bluff natural gas storage facilities in the USGC, to provide 16 billion cubic feet (Bcf) and 7 Bcf of new site capacity, respectively. Egan Hub will be expanded over two phases, with each phase expected to enter service in 2030 and 2033, respectively. The expansion of our Moss Bluff facility is expected to enter service in 2028. These projects are expected to improve site injection and withdrawal rates, optimizing existing capacity, and to offer storage capacity to USGC liquefied natural gas facilities during periods of high demand.

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

We have signed capital obligation contracts for the purchase of services, pipe and other materials totaling approximately $4.4 billion, which are expected to be paid over the next five years.

Our financing plan is regularly updated to reflect evolving capital requirements and financial market conditions and identifies a variety of potential sources of debt and equity funding alternatives.

CAPITAL MARKET ACCESS

We facilitate access to capital markets, subject to market conditions, through maintenance of shelf prospectuses that allow for issuances of long-term debt, equity and other forms of long-term capital when market conditions are attractive.

Credit Facilities and Liquidity

To help ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at September 30, 2025:

	Maturity[1]	Total Facilities	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2027-2049	8,039	6,831	1,208
Enbridge (U.S.) Inc.	2027-2030	10,461	3,782	6,679
Enbridge Pipelines Inc.	2027	2,000	1,089	911
Enbridge Gas Inc.	2027	2,500	1,275	1,225
Total committed credit facilities		23,000	12,977	10,023

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

In addition to the committed credit facilities noted above, we maintain $1.6 billion of uncommitted demand letter of credit facilities, of which $994 million was unutilized as at September 30, 2025. As at December 31, 2024, we had $1.4 billion of uncommitted demand letter of credit facilities, of which $931 million was unutilized.

As at September 30, 2025, our net available liquidity totaled $11.4 billion (December 31, 2024 - $14.4 billion), consisting of available credit facilities of $10.0 billion (December 31, 2024 - $12.6 billion) and unrestricted cash and cash equivalents of $1.4 billion (December 31, 2024 - $1.8 billion) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2025, we were in compliance with all such debt covenant provisions.

LONG-TERM DEBT ISSUANCES

During the nine months ended September 30, 2025, we completed the following long-term debt issuances totaling $4.6 billion and US$2.8 billion:

Company	Issue Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2025	Floating rate medium-term notes due February 2028[1]		$400
	February 2025	3.55%	medium-term notes due February 2028	$300
	February 2025	3.90%	medium-term notes due February 2030	$800
	February 2025	4.56%	medium-term notes due February 2035	$700
	February 2025	5.32%	medium-term notes due August 2054	$600
	June 2025	4.60%	senior notes due June 2028	US$400
	June 2025	4.90%	senior notes due June 2030	US$600
	June 2025	5.55%	senior notes due June 2035	US$900
	June 2025	5.95%	senior notes due April 2054	US$350
	September 2025	5.15%	fixed-to-fixed subordinated notes due December 2055[2]	$1,000
Enbridge Gas Inc.
	September 2025	4.16%	medium-term notes due September 2035	$500
	September 2025	4.84%	medium-term notes due September 2055	$300
The East Ohio Gas Company
	June 2025	5.68%	senior notes due June 2035	US$250
	June 2025	6.32%	senior notes due June 2055	US$250

1
Notes carry an interest rate set to equal the Canadian Overnight Repo Rate Average plus a margin of 85 basis points.
2
For the initial 5.25 years, the notes carry a fixed interest rate. On December 17, 2030, the interest rate will be reset to equal the Five-Year Government of Canada bond yield plus a margin of 2.39%.

LONG-TERM DEBT REPAYMENTS

During the nine months ended September 30, 2025, we completed the following long-term debt repayments totaling US$3.0 billion, $2.0 billion and €21 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	January 2025	2.50%	senior notes	US$500
	February 2025	2.50%	senior notes	US$500
	June 2025	2.44%	medium-term notes	$550
Enbridge Gas Inc.
	September 2025	3.31%	medium-term notes	$400
	September 2025	3.19%	medium-term notes	$200
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2025	3.98%	senior notes	US$47
Enbridge Pipelines Inc.
	February 2025	4.10%	medium-term notes[1]	$100
	September 2025	3.45%	medium-term notes	$600
Enbridge Southern Lights LP
	June 2025	4.01%	senior notes	$11
Westcoast Energy Inc.
	July 2025	8.85%	debentures	$150
Enbridge Energy Partners, L.P.
	July 2025	5.88%	senior notes[2]	US$500
Spectra Energy Partners, LP
	March 2025	3.50%	senior notes	US$500
Blauracke GMBH
	April 2025	2.10%	senior notes	€21
Enbridge Holdings (Tomorrow RNG), LLC
	January 2025	4.97%	senior notes	US$309
	January 2025	4.97%	senior notes	US$85
	January 2025	4.97%	senior notes	US$19
The East Ohio Gas Company
	June 2025	1.30%	senior notes	US$500

1
The notes carried an original maturity date in July 2112.
2
The notes carried an original maturity date in October 2025.

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

There are no material restrictions on our cash. Total restricted cash of $103 million, as reported in the Consolidated Statements of Financial Position, primarily includes reinsurance security, cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at September 30, 2025 and December 31, 2024, we had negative working capital positions of $1.1 billion and $2.9 billion, respectively. During the nine months ended September 30, 2025, the major contributing factor to the negative working capital position was due to settlement of current liabilities, while during the year ended December 31, 2024, the major contributing factor to the negative working capital position was the current liabilities associated with our growth capital program.

SOURCES AND USES OF CASH

	Nine months ended September 30,
	2025	2024
(millions of Canadian dollars)
Operating activities	9,159	8,938
Investing activities	(7,187)	(15,915)
Financing activities	(2,292)	2,943
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	(28)	151
Net change in cash and cash equivalents and restricted cash	(348)	(3,883)

Significant sources and uses of cash for the nine months ended September 30, 2025 and 2024 are summarized below:

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

Investing Activities

Cash used in investing activities includes capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Cash used in investing activities is also impacted by acquisitions, dispositions and changes in contributions to, and distributions from, our equity investments. The decrease in cash used in investing activities period-over-period was primarily due to the acquisitions of EOG, Questar, PSNC and Tomorrow RNG, as well as our contributions to acquire an equity interest in the Whistler Parent JV in 2024; partially offset by the absence of proceeds received from the disposition of our interests in the Alliance Pipeline, Aux Sable and NRGreen in 2024 and higher capital expenditures in 2025.

Financing Activities

Cash used in financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, and share redemptions. Cash used in financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests and redeemable noncontrolling interest. Factors impacting the increase in cash used in financing activities period-over-period primarily include:

•
lower net commercial paper and credit facility draws in 2025 when compared to the same period in 2024;
•
absence of the at-the-market equity issuance program in 2025, which resulted in the issuance of 51,298,629 common shares for aggregate net proceeds of $2.5 billion in 2024; and
•
higher long-term debt repayments and lower long-term debt issuances in 2025 when compared to the same period in 2024.

The factors above were partially offset by proceeds of $712 million, net of transaction costs, received from Stonlasec8 Indigenous Investments Limited Partnership for their noncontrolling interest investment in our BC Pipeline system.

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
5.50% Notes due 2040
7.38% Notes due 2045

1
As at September 30, 2025, the aggregate outstanding principal amount of SEP notes was approximately US$1.7 billion.
2
As at September 30, 2025, the aggregate outstanding principal amount of EEP notes was approximately US$1.9 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
1.60% Senior Notes due 2026	3.20% Senior Notes due 2027
5.90% Senior Notes due 2026	5.70% Senior Notes due 2027
4.25% Senior Notes due 2026	3.55% Senior Notes due 2028
5.25% Senior Notes due 2027	4.90% Senior Notes due 2028
3.70% Senior Notes due 2027	6.10% Senior Notes due 2028
4.60% Senior Notes due 2028	Floating Rate Senior Notes due 2028
6.00% Senior Notes due 2028	2.99% Senior Notes due 2029
5.30% Senior Notes due 2029	4.21% Senior Notes due 2030
3.13% Senior Notes due 2029	3.90% Senior Notes due 2030
4.90% Senior Notes due 2030	7.22% Senior Notes due 2030
6.20% Senior Notes due 2030	7.20% Senior Notes due 2032
5.70% Sustainability-Linked Senior Notes due 2033	6.10% Sustainability-Linked Senior Notes due 2032
2.50% Sustainability-Linked Senior Notes due 2033	5.36% Sustainability-Linked Senior Notes due 2033
5.63% Senior Notes due 2034	3.10% Sustainability-Linked Senior Notes due 2033
5.55% Senior Notes due 2035	4.73% Senior Notes due 2034
4.50% Senior Notes due 2044	4.56% Senior Notes due 2035
5.50% Senior Notes due 2046	5.57% Senior Notes due 2035
4.00% Senior Notes due 2049	5.75% Senior Notes due 2039
3.40% Senior Notes due 2051	5.12% Senior Notes due 2040
6.70% Senior Notes due 2053	4.24% Senior Notes due 2042
5.95% Senior Notes due 2054	4.57% Senior Notes due 2044
4.87% Senior Notes due 2044
4.10% Senior Notes due 2051
6.51% Senior Notes due 2052
5.76% Senior Notes due 2053
5.32% Senior Notes due 2054
4.56% Senior Notes due 2064

1
As at September 30, 2025, the aggregate outstanding principal amount of the Enbridge US dollar-denominated notes was approximately US$18.3 billion.
2
As at September 30, 2025, the aggregate outstanding principal amount of the Enbridge Canadian dollar-denominated notes was approximately $14.5 billion.

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

Summarized Combined Statement of Earnings

Nine months ended September 30,	2025
(millions of Canadian dollars)
Operating loss	(24)
Earnings	1,736
Earnings attributable to common shareholders	1,425

Summarized Combined Statements of Financial Position

	September 30, 2025	December 31, 2024
(millions of Canadian dollars)
Cash and cash equivalents	654	2,000
Accounts receivable from affiliates	4,021	3,901
Short-term loans receivable from affiliates	5,230	3,892
Other current assets	358	499
Long-term loans receivable from affiliates	37,453	54,416
Other long-term assets	1,984	2,139
Accounts payable to affiliates	2,104	2,252
Short-term loans payable to affiliates	1,786	1,188
Trade payables and accrued liabilities	395	661
Other current liabilities	1,375	8,047
Long-term loans payable to affiliates	23,322	36,576
Other long-term liabilities	69,438	62,642

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

LEGAL AND OTHER UPDATES

MICHIGAN LINE 5 DUAL PIPELINES - STRAITS OF MACKINAC EASEMENT

Michigan Attorney General Lawsuit

In 2019, the Michigan Attorney General initiated legal action in the Michigan Ingham County Circuit Court (Michigan Circuit Court) seeking to invalidate the 1953 easement that authorizes the operation of Enbridge’s Line 5 pipeline in the Straits of Mackinac. The Attorney General’s case was later moved to US federal court in December 2021, following a November 16, 2021 ruling which held that the similar (and now dismissed) 2020 lawsuit brought by the Governor of Michigan to force the shutdown of Line 5 raised important federal issues that should be heard in federal court.

In June 2024, the US Court of Appeals for the Sixth Circuit (Sixth Circuit) ruled that the case should proceed in state court. Enbridge’s request for a rehearing was denied in August 2024. Oral argument on long-standing cross motions for summary disposition was held in January 2025 in the Michigan Circuit Court. We anticipate a decision on the motions for summary disposition in late 2025 or early 2026.

Separately, in January 2025, Enbridge petitioned the US Supreme Court to review the Sixth Circuit’s decision. The Court granted the petition in June 2025 and is expected to hear the case in early 2026, with a decision anticipated in the first half of 2026. In the interim, Enbridge requested that the Michigan Circuit Court pause proceedings pending the US Supreme Court’s ruling. This motion was denied.

In parallel, the US Army Corps of Engineers (Army Corps) announced in April 2025 that the Line 5 Tunnel Project qualifies for review under emergency and special processing procedures, potentially expediting federal permitting.

Enbridge Lawsuit

On November 24, 2020, Enbridge filed in the US District Court in the Western District of Michigan (US District Court) a complaint for declaratory and injunctive relief, seeking to prevent the Governor of Michigan and Director of the Michigan Department of Natural Resources (Michigan State Officials) from interfering with the continued operation of Line 5. The Government of Canada has reiterated its support for the pipeline, emphasizing the relevance of the 1977 Transit Pipelines Treaty and the matter’s importance to Canada. The case remains in federal court.

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

A case management order was issued on July 14, 2025, setting out a briefing schedule for Enbridge’s summary judgment motion and the state’s motion to abstain. On September 12, 2025, the US filed a statement of interest in the case and briefing concluded on October 10, 2025, with oral argument on the motions scheduled for November 12, 2025. We anticipate a decision on the motions in the first half of 2026.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at September 30, 2025, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The announcement and imposition of tariffs by the US, together with potential, announced or implemented retaliatory tariffs by other governments on imports from the US, and other potential measures, including duties, fees, economic sanctions or other trade measures, as well as the potential impacts of these tariffs and trade measures, present significant risks to our business operations and financial results. Tariffs announced by the US, which are in addition to any pre-existing tariffs and may impact our business operations, include, among others (as of the date of this report):

•
global tariff on steel and aluminum;
•
tariff on Canadian goods that are non-compliant under the United States-Mexico-Canada Agreement (USMCA), excluding crude oil, natural gas, and natural gas liquids; and
•
other periodic retaliatory tariffs on Canada.

Several of the US tariff announcements have been followed by announcements of limited exemptions and temporary pauses on implementation dates. In response to the US tariff announcements, certain governments have announced retaliatory measures against the US and/or are in the process of negotiating with the US on tariff agreements. These announcements have led to significant uncertainty and market volatility during the first three quarters of 2025. If maintained, such trade measures, the nature, extent and timing of which are uncertain, and the potential for escalation of trade disputes, including retaliatory measures, could lead to, among other things, worsening of macroeconomic conditions, inflationary pressures, increased construction costs, costs to maintain our assets and other costs and expenses, as well as potential reductions in demand for Canadian energy. The measures also introduce uncertainty in North American energy and capital markets and have the potential to disrupt supply chains and access to capital markets and jeopardize our competitiveness. The US Government has also stated its interest in renegotiating and altering the USMCA, which could further impact the energy market and our business.

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

Exhibit No.	Description
10.1*	Amendment to Executive Employment Agreement between Enbridge Employee Services, Inc. and Cynthia Hanson, dated September 29, 2025.
22.1*	Subsidiary Guarantors
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	November 7, 2025	By:	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)