Form 10-K/A
period 2025-12-31
ENBRIDGE INC
filed 2026-03-10
CIK 895728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

EXPLANATORY NOTE

Enbridge Inc., a corporation existing under the Canada Business Corporations Act, qualifies as a foreign private issuer in the United States (“U.S.”) for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although, as a foreign private issuer, Enbridge Inc. is not required to do so, Enbridge Inc. currently files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers. Enbridge Inc. prepares and files a management information circular and related material under Canadian requirements. As Enbridge Inc.’s management information circular is not filed pursuant to Regulation 14A, Enbridge Inc. may not incorporate by reference information required by Part III of its Form 10-K from its management information circular.

Enbridge Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”) on February 13, 2026. In reliance upon and as permitted by Instruction G(3) to Form 10-K, Enbridge Inc. is filing this Amendment No. 1 on Form 10-K/A in order to include in the Original Filing the Part III information not previously included in the Original Filing.

Except as stated herein, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and, other than the information provided in Parts III and IV hereof, we have not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In this Amendment No. 1 on Form 10-K/A, the terms “Enbridge,” “we,” “us,” “our” and “Company” mean Enbridge Inc. “Board of Directors” or “Board” means the Board of Directors of Enbridge. “Enbridge shares” or “common shares” mean common shares of Enbridge. All dollar amounts are in Canadian dollars (“C$” or “$”) unless stated otherwise. US$ means US dollars.

All references to our websites and to our Canadian management information circular, dated March 3, 2026 and filed with the SEC on March 10, 2026 as Exhibit 99.1 to our Current Report on Form 8-K (the “Circular”) contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

Q

Global energy markets have faced black swan events— from geopolitical shocks to pandemics and extreme weather. How does your international experience help the Board prepare for the unexpected?

A

“Black swan events teach us that resilience is built before the crisis. In India, North America, and beyond, I’ve seen the value of diversified supply chains, robust safety systems, and flexible capital structures. At Enbridge, that means stress-testing strategies, embedding risk awareness into every decision, and positioning ourselves to pivot quickly without compromising reliability or stakeholder trust.”

M.M. (Mike) Ashar

Age 70	Director since	2025 annual meeting
Calgary, Alberta, Canada	July 29, 2021	votes for:
98.69%
Independent	Latest date of retirement:
May 2030

Mr. Ashar has been Principal at Bison Refining and Trading LLC since 2018. He was previously an Advisor at Reliance Industries Limited from 2016 to 2018 and an Executive Director, Managing Director and Chief Executive Officer of Cairn Energy India Ltd. from 2014 to 2016. Prior to that, Mr. Ashar served as President of Irving Oil Ltd. from 2008 to 2013. He held various senior leadership positions at Suncor Energy Inc. from 1987 to 2008. Mr. Ashar holds a Master of Business Administration, Bachelor of Arts, Master of Engineering and a Bachelor of Science from the University of Toronto. Mr. Ashar is a member of the Institute of Corporate Directors ("ICD").

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Governance	4 out of 4	100%
Human Resources and Compensation[9]	2 out of 2	100%
Safety and Reliability[9]	2 out of 2	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

64,000	$38,122	$7,587,665	$1,295,406

Other board/board committee memberships[6]
N/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF REGISTRANT

Director nominee profiles

Shareholders elect directors to the Board for a term of one year, expiring at the end of the next annual meeting. The profiles that follow provide information about the nominated directors, including their backgrounds, experience, current directorships, Enbridge shares and deferred share units held and the Board committees they sit on. Additional information about the skills and experience of our director nominees can be found beginning on page 17.

Q

As Chair of the Safety and Reliability Committee, what’s the most important question you ask management after an incident?

A

“The most important question I ask is “What is it about our system that allowed this to happen?” That means looking beyond the immediate fix or one-off changes. It means examining broader system level improvements—whether in processes, technology, or culture—so lessons translate into lasting resilience.”

Gaurdie E. Banister

Age 68	Director since	2025 annual meeting
Houston, Texas, USA	November 4, 2021	votes for:
98.86%
Independent	Latest date of retirement:
May 2033

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

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Audit, Finance and Risk	4 out of 4	100%
Safety and Reliability (Chair)	4 out of 4	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

21,323	18,856	$2,985,300	$1,295,406

Other board/board committee memberships[6]
Public
Dow, Inc. (public materials science company)	• Director • Member, compensation and leadership development committee • Member, corporate governance committee
Private
Russell Reynolds Associates (leadership advisory and search firm)	• Chair • Member, compensation committee
Former US-listed company directorships (last 5 years)
Tyson Foods

Q

With shifting political priorities and evolving stakeholder expectations in Canada and the U.S., how is the role of sustainability committees changing for cross-border companies?

A

“The role is becoming more dynamic. While policies may change, stakeholder expectations for safety, respect, and integrity remain. The Committee now needs to anticipate policy swings and stakeholder demands. That means stress-testing strategies against multiple scenarios and listening to investors, customers, communities, and other stakeholders to understand what matters most."

Susan M. Cunningham

Age 70	Director since	2025 annual meeting
Houston, Texas, USA	February 13, 2019	votes for:
98.58%
Independent	Latest date of retirement:
May 2031

Ms. Cunningham served as an Advisor for Darcy Partners from 2017 until 2019. From 2014 to 2017, Ms. Cunningham was Executive Vice President, EHSR (Environment, Health, Safety, Regulatory) and New Frontiers (global exploration, new ventures, geoscience and business innovation) at Noble Energy, Inc. From 2001 to 2013, she held various senior management roles with Noble Energy, including leadership accountability for Exploration, Reserves, Innovation and Offshore Operations. Prior thereto, Ms. Cunningham held positions with Texaco U.S.A., Statoil Energy, Inc. and Amoco Corporation, where she served as Country Manager in Denmark and conducted field work in East Africa, amongst other duties. Ms. Cunningham holds a Bachelor of Arts in Geology and Physical Geography from McMaster University, is a graduate of Rice University’s Executive Management Program, and is an executive coach. She was Chair of the OTC (Offshore Technology Conference) from 2010 to 2011 and received multiple awards including the WISE-Bio Houston Leadership in Technology Award in 2011 and the Top 25 Women in Energy (Oil and Gas Investor Magazine) in 2018.

Susan is currently the Chair of the Board at Chord Energy Corporation and serves on the Board of Governors for McMaster University, in Ontario, Canada. She has previously served on the boards of Oil Search and Cleveland Cliffs.

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Sustainability (Chair)	4 out of 4	100%
Human Resources and Compensation	4 out of 4	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

3,502	37,473	$3,044,443	$1,295,406

Other board/board committee memberships[6]
Public
Chord Energy Corporation (formerly known as Whiting Petroleum Corporation) (oil and gas exploration and production)	• Chair
Former US-listed company directorships (last 5 years)
Oil Search Limited

Q

As CEO of a cross-border company, what’s your view on how policy can help position North America as a global energy superpower?

A

“Markets build when governments set clear rules and stick to them. If Canada and the U.S. align on permitting reform, emissions policy, and incentives for innovation, we can attract investment and deliver energy security and affordability for our citizens and allies. Policy certainty is not just a regulatory issue—it’s a competitive advantage in a world where energy demand and geopolitical risks are rising.”

Gregory L. Ebel

Age 61	Director since	2025 annual meeting
Houston, Texas, USA	February 27, 2017	votes for:
95.97%
Not Independent	Latest date of retirement:
May 2039

Mr. Ebel became President and Chief Executive Officer of Enbridge on January 1, 2023 and is a member of the Board of Directors. Mr. Ebel was Chair of the Board from 2017 to 2022. He served as Chairman, President and CEO of Spectra Energy from 2009 until 2017. Prior to that time, Mr. Ebel served as Spectra Energy’s Group Executive and Chief Financial Officer beginning in 2007. He served as President of Union Gas Limited from 2005 until 2007, and Vice President, Investor & Shareholder Relations of Duke Energy Corporation from 2002 until 2005. Mr. Ebel joined Duke Energy in 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel holds a Bachelor of Arts (Honors) from York University and is a graduate of the Advanced Management Program at the Harvard Business School. Mr. Ebel has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by the National Association of Corporate Directors ("NACD"), Ridge Global, and Carnegie Mellon University’s CERT division.

Enbridge Board/Board committee memberships[7]		Meeting attendance[1]

Board of Directors	8 out of 8	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares (excluding stock options)[4]	Minimum required[8]

756,510	62,180	$60,828,667	N/A

Other board/board committee memberships[6]
Public
The Mosaic Company (public producer and marketer of concentrated phosphate and potash)	• Chair of the Board • Member, audit committee • Member, corporate governance and nominating committee
Former US-listed company directorships (last 5 years)
Baker Hughes Company

Q

Which governance trends matter most for boards in 2026?

A

“Governance in 2026 requires boards to exercise stronger judgment at the intersection of technology, talent, and geopolitics. Technology fluency becomes a fiduciary responsibility, with boards ensuring AI and digital capabilities are deployed responsibly, securely, and in ways that create durable advantage. At the same time, boards must elevate talent and succession oversight as core enterprise risks, while continuously anticipating geopolitical, regulatory, and supply-chain dynamics that will shape long-term resilience and value creation.”

Jason B. Few

Age 59	Director since	2025 annual meeting
Westport, Connecticut,	May 4, 2022	votes for:
USA		98.79%

Independent	Latest date of retirement:
May 2041

Mr. Few is President and Chief Executive Officer of FuelCell Energy, Inc., a global provider of advanced distributed power platforms designed to deliver highly reliable, scalable, and clean on-site energy for mission-critical applications, including data centers, industrial facilities, and utility infrastructure. FuelCell Energy’s purpose is to enable a world empowered by clean energy. For more than 35 years, Mr. Few has been a business leader, entrepreneur, and technology executive across multiple industries and has served on the boards of multiple publicly listed and privately held companies. He is also the founder and senior managing partner of BJF Partners, LLC, a privately held strategic transformation consulting firm, where he has served since 2016. Mr. Few has worked at the intersection of technology, energy, and large-scale transformation for Global Fortune 500, small- and mid-cap, and privately held companies, including NRG/Reliant, Continuum Energy, Motorola, AT&T, and Sustayn Analytics L.L.C. Mr. Few holds a Master of Business Administration from Northwestern University’s J.L. Kellogg School of Management and a Bachelor of Business Administration (Computer Systems in Business) from Ohio University School of Business.

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Audit, Finance and Risk	4 out of 4	100%
Governance (Chair)[10]	2 out of 2	100%
Sustainability[10]	2 out of 2	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

-	15,576	$1,157,297	$1,295,406

Other board/board committee memberships[6]
Public
FuelCell Energy, Inc. (molten carbonate fuel cell technology company)	• Director • Chair, executive committee
Private
Atlantic Aviation (flight support and ground handling services company)	• Director • Member, ESG committee
Former US-listed company directorships (last 5 years)
Marathon Oil Corporation

Q

How does your background in finance and operations strengthen board oversight?

A

“Having served as both CFO and CEO, I bring a deep understanding of financial discipline and operational efficiency. This dual perspective helps to ground strategic decisions in sound economics while supporting innovation and long-term shareholder value.”

Douglas L. Foshee

Age 66	Director since	2025 annual meeting
Houston, Texas, USA	January 1, 2025	votes for:
99.68%
Independent	Latest date of retirement:
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

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Human Resources and Compensation	3 out of 3	100%
Safety and Reliability	3 out of 3	100%
Total	14 out of 14	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

8,387	3,511	$884,021	$1,295,406

Other board/board committee memberships[6]
Private
Combined Arms (organization delivering innovative SaaS technology that optimizes connection to resources, improving the quality of life for veterans and military families)	• Chair
Former US-listed company directorships (last 5 years)
Marathon Oil Corporation

Q

As a member of the Audit, Finance & Risk Committee, what's your priority when reviewing Enbridge's financial strategy?

A

“My priority is ensuring financial resilience and disciplined capital allocation. That means stress-testing assumptions, evaluating liquidity, and confirming we can fund strategic priorities without compromising balance sheet strength. My CFO experience helps the Board balance growth with risk management.”

Theresa B.Y. Jang

Age 61	Director since	2025 annual meeting
Calgary, Alberta, Canada	May 8, 2024	votes for:
99.59%
Independent	Latest date of retirement:
May 2040

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

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Audit, Finance and Risk	4 out of 4	100%
Sustainability	4 out of 4	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

16,516	8,666	$1,871,023	$1,295,406

Other board/board committee memberships[6]
Private
STARS Air Ambulance (non-profit organization that provides emergency medical transport across Western Canada)	• Director • Chair, audit committee

Q

How is the Audit, Finance & Risk Committee approaching AI oversight and where do you see the committee adding the most value?

A

“Our role is to oversee AI adoption so it aligns with Enbridge’s risk framework and governance standards. In 2025, the committee completed specialized training on AI usage and governance, cybersecurity, and regulatory trends. That knowledge helps us ask sharper questions about data integrity, opportunities, and operational risk. We bring a governance lens to AI—evaluating its implications for the Company’s business, including both risks and opportunities. The committee’s education sessions in 2025 emphasized accountability and ethical standards, enabling us to embed those principles into oversight as AI becomes more central to business processes.”

Teresa S. Madden

Age 70	Director since	2025 annual meeting
Boulder, Colorado, USA	February 12, 2019	votes for:
97.84%
Independent	Latest date of retirement:
May 2031

Ms. Madden was the Executive Vice President and Chief Financial Officer of Xcel Energy, Inc., an electric and natural gas utility, from 2011 until her retirement in 2016. She joined Xcel in 2003 as Vice President, Finance, Customer & Field Operations and was named Vice President and Controller in 2004. Prior thereto, Ms. Madden served as Controller of Rogue Wave Software, Inc. as well as New Century Energies and Public Service Company of Colorado, predecessor companies of Xcel Energy. Ms. Madden holds a Bachelor of Science in Accounting from Colorado State University and a Master of Business Administration from Regis University. Ms. Madden has earned the CERT Certificate in Cybersecurity Oversight. This certificate was developed by NACD, Ridge Global, and Carnegie Mellon University’s CERT division. Ms. Madden also maintains a Certified Public Accountant license in the state of Colorado.

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Audit, Finance and Risk (Chair)	4 out of 4	100%
Governance	4 out of 4	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

5,454	34,762	$2,988,049	$1,295,406

Other board/board committee memberships[6]
Public
The Cooper Companies, Inc. (medical device company)	• Director • Chair, audit committee
Former US-listed company directorships (last 5 years)
Peabody Energy Corp.

Q

How does your entrepreneurial background add value to Enbridge's board?

A

“Building a global business from the ground up taught me how to navigate disruption, scale responsibly, and keep customers at the center of strategy. That perspective helps me contribute to discussions on growth, innovation, and stakeholder trust.”

Manjit Minhas

Age 45	Director since	2025 annual meeting
Calgary, Alberta, Canada	November 28, 2023	votes for:
99.57%
Independent	Latest date of retirement:
May 2056

Ms. Minhas is an entrepreneur and venture capitalist in the liquor industry as CEO and co-founder of Minhas Brewery, Distillery and Winery since 1999. Ms. Minhas has extensive business and entrepreneurial experience in strategic planning, cybersecurity oversight, brand development, marketing, sales management, shareholder and government relations, governance and holds an ESG designation and certification from Competent Boards. Ms. Minhas was appointed as a member of the Council of the Alberta Order of Excellence, effective January 1, 2025 and in 2024 she received the United Nations Global Citizen Laureate Award for her work in advancing Gender Equality.

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Sustainability	4 out of 4	100%
Safety and Reliability	4 out of 4	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

336	7,844	$607,774	$1,295,406

Other board/board committee memberships[6]
Private
ATB Financial (financial institution and Crown corporation wholly owned by the Province of Alberta)	• Director • Member, human resources committee • Member, risk and governance committee
YYC Calgary Airport Authority (not-for-profit, non-share capital corporation responsible for the operation and management of YYC Calgary International Airport)	• Director • Member, audit & finance committee • Member, people, governance & nominating committee

Q

What’s your focus as Chair of the Human Resources & Compensation Committee?

A

“My priority is aligning people strategy with business objectives. That means linking executive development and pay to measurable outcomes, from operational excellence to sustainability goals, while fostering a culture that attracts top talent in a competitive market.”

Stephen S. Poloz

Age 70	Director since	2025 annual meeting
Ottawa, Ontario, Canada	June 4, 2020	votes for:
98.95%
Independent	Latest date of retirement:
May 2031

Mr. Poloz was Governor of the Bank of Canada from 2013 until his retirement in 2020, in which capacity he served as Chair of the Board of Directors, and on the Board of Directors of the Bank for International Settlements. Prior thereto, Mr. Poloz spent 14 years with Export Development Canada in various roles, including Chief Economist, Head of Lending, and President & Chief Executive Officer. He previously spent five years at BCA Research as managing editor of The International Bank Credit Analyst and 14 years at the Bank of Canada in economic research and forecasting. He holds a Bachelor of Arts (Honors) in Economics from Queen’s University, and an MA and PhD in Economics from the University of Western Ontario. He is an Honorary Certified International Trade Professional and a graduate of Columbia University’s Senior Executive Program. He is also author of The Next Age of Uncertainty: How the World Can Adapt to a Riskier Future, published by Penguin Random House Canada. In 2024, Mr. Poloz was named an Officer of the Order of Canada.

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Governance (Chair)[11]	2 out of 2	100%
Human Resources and Compensation (Chair)[11]	2 out of 2	100%
Safety and Reliability[11]	2 out of 2	100%
Sustainability[11]	1 out of 2	50%
Total	15 out of 16	94%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

1,736	32,339	$2,531,773	$1,295,406

Other board/board committee memberships[6,12]
Public
CGI Inc. (IT and business consulting services company)	• Director • Member, audit and risk management committee

Q

How does your investment background strengthen Enbridge’s board oversight?

A

“Managing large-scale portfolios taught me how to evaluate risk and return in complex environments. I bring that discipline to Board discussions and decision making on capital allocation, strategic investments, and resilience—helping create sustainable value.”

S. Jane Rowe

Age 66	Director since	2025 annual meeting
Toronto, Ontario, Canada	November 4, 2021	votes for:
98.68%
Independent	Latest date of retirement:
May 2034

Ms. Rowe served as Vice Chair, Investments, Ontario Teachers’ Pension Plan from 2020 until her retirement in 2023. From 2019 to 2020, she was Executive Managing Director, Equities, at Ontario Teachers, an independent organization responsible for administering and managing the assets of the Ontario Teachers’ Pension Plan. Prior to that, she was Senior Managing Director, Ontario Teachers’ Private Capital from 2010 to 2019. Ms. Rowe held several executive positions at Scotiabank from 1987 to 2010, including President and Chief Executive Officer of Scotia Mortgage Corporation and Roynat Capital Inc. Ms. Rowe holds a Master of Business Administration from York University, Schulich School of Business and a Bachelor of Commerce (Honors) from Memorial University. Ms. Rowe is a member of ICD.

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors	8 out of 8	100%
Governance	4 out of 4	100%
Human Resources and Compensation	4 out of 4	100%
Total	16 out of 16	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

39,290	17,760	$4,238,815	$1,295,406

Other board/board committee memberships[6]
Public
TD Bank Financial Group (Canadian multinational banking and financial services corporation)	• Director • Member, audit committee • Chair, remediation committee

Q

How does the Board help Enbridge stay steady in a volatile environment?

A

“Our role is to provide clarity and confidence when markets and policies shift. We focus on long-term fundamentals— financial strength, operational reliability, and disciplined risk management—so the organization can adapt without losing sight of its strategic goals.”

Steven W. Williams

Age 70	Director since	2025 annual meeting
Calgary, Alberta, Canada	May 4, 2022	votes for:
91.57%
Independent	Latest date of retirement:
May 2031

Mr. Williams has nearly 50 years of international energy industry experience. He served as Chief Executive Officer of Suncor Energy from 2012 until his retirement in 2019 and as President from 2011 to 2018. Prior to that, Mr. Williams held various senior leadership roles at Suncor and for 18 years at Esso/Exxon. Mr. Williams is one of 12 founding Chief Executive Officers of Canada’s Oil Sands Innovation Alliance and attended the 2015 United Nations Climate Change Conference in Paris as an official member of the Government of Canada delegation. Mr. Williams has a Bachelor of Science (Honors) in chemical engineering from Exeter University and is a Fellow of the Institution of Chemical Engineers. He is also a graduate of the business economics program at Oxford University and the advanced management program at Harvard Business School. Mr. Williams is a member of ICD.

Enbridge Board/Board committee memberships		Meeting attendance[1]

Board of Directors (Chair)	8 out of 8	100%
Human Resources and Compensation (Chair)[13]	2 out of 2	100%
Safety and Reliability[13]	2 out of 2	100%
Total	12 out of 12	100%

Enbridge shares and DSUs held[2]

Enbridge shares	DSUs[3]	Total market value of Enbridge shares & DSUs[4]	Minimum required[5]

32,282	36,204	$5,088,510	$1,295,406

Other board/board committee memberships[6]
Public
Smiths Group plc (engineering and technology company)	• Chair of the Board • Chair, nomination & governance committee • Member, remuneration & people committee • Chair, separation oversight committee
Former US-listed company directorships (last 5 years)
Alcoa Inc.
1.
Percentages are rounded to the nearest whole number. Includes all meetings held in 2025.
2.
Based on information provided by the director nominees and is as at the date of this Amendment No. 1 on Form 10-K/A.
3.
DSUs refer to deferred share units, as defined on page 64.
4.
Total market value = number of common shares and DSUs × closing price of Enbridge shares on the TSX on March 3, 2026 of $74.30, rounded to the nearest dollar.
5.
Directors must hold at least three times their annual US$315,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.3708, the published WM/Reuters 4 pm London exchange rate for December 31, 2025. All current directors meet or exceed this requirement except Mr. Few, Ms. Minhas, and Mr. Foshee, who have until May 4, 2027, November 28, 2028, and January 1, 2030, respectively, to meet this requirement.
6.
Public means a corporation or trust that is a reporting issuer in Canada, a registrant in the U.S., or both, that has publicly listed equity securities. Private means a corporation, trust, or other entity that is not a reporting issuer or registrant.
7.
Mr. Ebel is not a member of any Board committee, but as a director and President & CEO, he attends Board committee meetings upon request.
8.
As President & CEO, Mr. Ebel must hold Enbridge shares equal to eight times his base salary (see page 41).
9.
Mr. Ashar ceased being a member of the Human Resources and Compensation Committee and was appointed to the Safety and Reliability Committee on June 13, 2025.
10.
Mr. Few was appointed to the Governance Committee as Chair on May 7, 2025 and ceased being a member of the Sustainability Committee on June 13, 2025.
11.
Mr. Poloz ceased being the Chair of the Governance Committee and was appointed to the Human Resources and Compensation Committee as Chair on May 7, 2025. Mr. Poloz ceased being a member of the Governance Committee and the Safety and Reliability Committee and was appointed to the Sustainability Committee on June 13, 2025.
12.
Mr. Poloz was a director of OMNI Conversion Technologies Inc. (OMNI) from October 2021 to October 2024. On November 19, 2024, OMNI filed a Notice of Intention to Make a Proposal under the Bankruptcy and Insolvency Act (Canada). On November 29, 2024, the Ontario Superior Court issued an order to commence a formal court-authorized sale and investment solicitation process. OMNI completed the restructuring process in 2025.
13.
Mr. Williams ceased being a member of the Human Resources and Compensation Committee and the Safety and Reliability Committee when he was appointed Chair of the Board on May 7, 2025 , but he attends Board committee meetings upon request.

Independence

The Governance Committee is responsible for overseeing that the Board functions independently of management. The majority of our directors must be independent, as defined by Canadian securities regulators in NI 52-110, NYSE rules and SEC rules and regulations. Our Governance Guidelines provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if each director is independent and makes this determination annually or more frequently, as required.

The Board has determined that 11 of our 12 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Each of the Board’s five standing committees is comprised entirely of independent directors.

Current Board committee participation

The following table outlines Board committee participation as of the date of this Amendment No. 1 on Form 10-K/A. Each of our Board committees is comprised entirely of independent Board members. Gregory L. Ebel is not a member of any Board committees but attends Board committee meetings upon request, in his capacity as President & CEO.

Audit, Finance and Risk Committee	Sustainability Committee	Governance Committee	Human Resources and Compensation Committee	Safety and Reliability Committee
Teresa S. Madden (Chair)[1]	Susan M. Cunningham (Chair)	Jason B. Few (Chair)	Stephen S. Poloz (Chair)	Gaurdie E. Banister (Chair)
Gaurdie E. Banister	Theresa B.Y. Jang	M.M. (Mike) Ashar	Susan M. Cunningham	M.M. (Mike) Ashar
Jason B. Few[1]	Manjit Minhas	Teresa S. Madden	Douglas L. Foshee	Douglas L. Foshee
Theresa B.Y. Jang[1]	Stephen S. Poloz	S. Jane Rowe	S. Jane Rowe	Manjit Minhas

1.
Ms. Madden, Ms. Jang and Mr. Few each qualify as an audit committee financial expert, as defined under the Exchange Act. The Board has also determined that all members of the Audit, Finance and Risk Committee are financially literate, in accordance with Canadian Securities Administrators National Instrument 52-110 – Audit Committees (“NI 52-110”) and the rules of NYSE.

Mix of skills and experience

We maintain a skills and experience matrix for our directors that we use in our assessment of Board composition and in the recruitment of new directors. The table below indicates each director nominee’s skills and experience, based on self-assessments.

Area

Primary Industry Background
Energy	•	•	•	•	•	•	•	•				•
Utilities		•		•	•	•	•	•				•
Industrial	•	•		•	•	•	•		•			•
Financial Services				•		•			•	•	•
Functional Experience
Accounting/Finance/Audit/ Economics[1]	•	•	•	•	•	•	•	•		•	•	•
Capital Markets and Mergers & Acquisitions[2]	•	•	•	•	•	•	•	•			•	•
CEO / Executive Leadership[3]	•	•	•	•	•	•	•	•	•	•	•	•
Energy Transition[4]	•	•	•	•	•	•	•	•				•
ESG, Corporate Social Responsibility & Sustainability[5]	•	•	•	•	•	•	•	•	•	•	•	•
Governance[6]	•	•	•	•	•	•	•	•	•	•	•	•
Government, Policy, Legal & Regulatory[7]	•	•	•	•	•	•		•	•	•	•	•
Health, Safety & Environment[8]	•	•	•	•	•	•		•	•			•
Human Resources / Compensation[9]	•	•	•	•	•	•	•	•	•	•	•	•
Industry – Energy/Midstream/ Utilities/Transportation[10]	•	•	•	•	•	•	•	•				•
International Business[11]	•	•	•	•	•	•	•	•	•	•	•	•
Operations[12]	•	•	•	•	•	•			•	•	•	•
Risk Management[13]	•	•	•	•	•	•	•	•		•	•	•
Strategy and Leading Growth[14]	•	•	•	•	•	•	•	•	•	•	•	•
Information Technology/ Cybersecurity[15]	•	•	•	•	•	•		•				•

1.
Experience in financial accounting, reporting and corporate finance with knowledge of internal controls.
2.
Experience with capital raising transactions and M&A transactions.
3.
Experience as a CEO, CFO or executive officer of a publicly listed company or major organization.
4.
Experience with policy, regulations, operations, transactions relating to renewable energy sources, new energy technologies, and climate change.
5.
Understanding of ESG, corporate social responsibility and sustainability practices and their relevance to corporate success.
6.
Experience as a board member of a publicly listed company or major organization.
7.
Experience in, or a strong understanding of, the workings of government and public policy in Canada, U.S. and internationally, legal and regulatory, and in stakeholder engagement or management.
8.
Thorough understanding of industry regulations and public policy and leading practices of workplace safety, health and the environment.
9.
Strong understanding of compensation, benefit and pension programs, legislation and agreements, with specific expertise in executive compensation programs.
10.
Experience in the energy industry (including pipelines), and knowledge of markets, financials, operational issues and regulatory issues.
11.
Experience working in a major organization with global operations where Enbridge is or may be active.
12.
Experience overseeing operations as a senior executive with a strong understanding of operating plans and business strategy.
13.
Experience in risk governance, including oversight of annual review of principal risks or identifying principal risks, or monitoring or implementing a risk management program.
14.
Experience driving strategic direction and leading growth of an organization.
15.
Experience in information technology and data security systems.

EXECUTIVE OFFICERS OF REGISTRANT

The information regarding executive officers is included in Part I. Item 1. Business - Executive Officers of the Original Filing and is accordingly not included in this Amendment No.1.

CORPORATE GOVERNANCE

Regulations, rules and standards

Enbridge is a “foreign private issuer” pursuant to applicable U.S. securities laws. Accordingly, Enbridge is permitted to follow home country practice instead of certain governance requirements set out in NYSE rules, provided we disclose any significant differences between our governance practices and those required by NYSE. Further information regarding those differences is available on our website.

We have a comprehensive system of stewardship and accountability that meets applicable Canadian and U.S. requirements, including:

•
Canadian Securities Administrators NI 52-110, NP 58-201, and National Instrument 58-101 – Disclosure of Corporate Governance Practices
•
requirements of the CBCA
•
the corporate governance guidelines of NYSE and TSX

A CULTURE OF ETHICAL CONDUCT

Statement on business conduct

A strong culture of ethical conduct is central to Enbridge. Our Statement on Business Conduct (“SOBC”) is our formal statement of the expectations that apply to all individuals at Enbridge and our subsidiaries, including our directors, officers, employees, and contingent workers, as well as consultants and contractors retained by Enbridge.

The SOBC outlines our expectations in various areas, including:

•
complying with the law, applicable rules and all policies
•
avoiding conflicts of interest, including examples of acceptable forms of gifts and entertainment
•
avoiding financial crimes such as anti-corruption, sanctions, money laundering and human rights violations
•
acquiring, using and maintaining assets (including computers and communication devices) appropriately
•
understanding data privacy, records management, and proprietary, confidential and insider information
•
protecting health, safety and the environment
•
interacting with landowners, customers, shareholders, employees and others
•
respectful workplace/no harassment

The current version of the SOBC is available on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the SOBC by posting such information on our website.

On the commencement of employment with Enbridge and annually thereafter, all active Enbridge employees and contingent workers are required to complete mandatory SOBC training and certify compliance with the SOBC. Directors must also certify their compliance with the SOBC on an annual basis.

As of the date of this Amendment No. 1 on Form 10-K/A, approximately 99.9% of Enbridge employees and contingent workers have certified compliance with the SOBC for the year ended December 31, 2025. All directors serving on the Board as of December 31, 2025 have certified their compliance with the SOBC for the year ended December 31, 2025.

AUDIT, FINANCE AND RISK COMMITTEE

The Audit, Finance and Risk Committee ("AFRC") fulfills public company audit committee obligations and assists the Board with oversight of the integrity of the Company’s financial statements; the Company’s compliance with legal and regulatory requirements; the independent auditor’s qualifications and independence; and the performance of the Company’s internal audit function and external auditors. The committee also assists the Board with the Company’s risk identification, assessment and management program. The committee's full mandate and responsibilities can be found in the Terms of Reference for the AFRC, available on our website.

Financial literacy

The Board considers an individual to be financially literate if they can read and understand financial statements that are generally comparable to our Company’s in breadth and complexity of issues. The Board has determined that all members of the AFRC are financially literate, in accordance with NI 52-110 and NYSE rules. The Board has also determined that Ms. Madden, Ms. Jang, and Mr. Few each qualify as an audit committee financial expert, as defined under the Exchange Act. The Board bases this determination on each director’s education, skills and experience.

ITEM 11. EXECUTIVE COMPENSATION

As a foreign private issuer in the U.S., we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in the Circular. As a foreign private issuer in the U.S. we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are not otherwise required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in many respects, substantially similar to U.S. rules.

Compensation committee interlocks and insider participation

During 2025, no two director nominees were members of the same board of directors of another public company.

Compensation discussion and analysis

The following compensation discussion and analysis describes the 2025 compensation programs for our Named Executive Officers (“NEOs”).

2025 NEOs

Gregory L. Ebel President & Chief Executive Officer (“CEO”)

Patrick R. Murray Executive Vice President & Chief Financial Officer (“CFO”)

Cynthia L. Hansen[1] Executive Vice President & President, Gas Transmission & Midstream

Colin K. Gruending Executive Vice President & President, Liquids Pipelines

Reginald D. Hedgebeth Executive Vice President, External Affairs & Chief Legal Officer

Executive summary

The HRC Committee works on behalf of shareholders to keep our executive compensation programs firmly aligned with performance, support the retention of high-caliber talent, and motivate Enbridge’s senior leaders to advance our vision, values and strategic priorities. We are pleased to share our approach to executive compensation and highlight the key accomplishments we considered in determining 2025 compensation awards for the executive leadership team.

The decisions related to executive compensation are guided by our compensation philosophy and reflect our ongoing desire to drive sustainable growth and create long-term value. This disciplined approach positions us to remain the first-choice energy delivery company for our customers, communities, shareholders and employees.

Advancing strategic priorities

Enbridge’s low risk, utility-adjacent business mix continues to support ratable dividend and equity growth, consistent with the Company’s commitment to long-term shareholder value and alignment. Our growing portfolio of assets provides a diverse suite of in-footprint investment opportunities, leveraging both our scale and expertise. Judicious capital allocation has differentiated Enbridge as an industry leading operator with a focus on long-term contracted cash flow generation.

We placed over $5 billion of assets into service in 2025 and sanctioned over $14 billion of new accretive secured capital, extending our growth programs past 2030. These investments will drive cash flow and EBITDA growth for shareholders, supporting dividend increases and future equity self-funded growth. In 2025, Enbridge also closed the acquisition of an interest in the Matterhorn Express Pipeline, enhancing our growing Permian natural gas franchise and closed a 12.5% investment by 38 First Nations groups in the Westcoast Pipeline System.

Our values of Safety, Integrity, Respect, Inclusion and High Performance remain core to Enbridge’s culture. These core values guide every decision we make and every action we take. Together, these principles help us deliver sustainable results while building trust and creating value for all shareholders.

1 Ms. Hansen served as Executive Vice President & President Gas Transmission & Midstream until December 31, 2025 and will serve as a Special Advisor to the CEO until her retirement in January 2027.

2025 achievements

•
Record financial results, marking 20th consecutive year of meeting or exceeding financial guidance
•
Announced 31st consecutive annual dividend increase
•
Placed over $5 billion of capital into service
•
Sanctioned $14 billion of new organic growth, including Mainline Optimization Phase 1, adding up to 150 kbpd of egress to the Western Canadian Sedimentary Basin (“WCSB”)
•
Acquired an equity stake in the Matterhorn Express natural gas pipeline system in the Permian Basin
•
Closed a 12.5% investment by 38 First Nations groups in the Westcoast Pipeline System
•
Reached positive rate case settlements at Enbridge Gas North Carolina and Enbridge Gas Utah
•
Strong overall safety performance
•
Recontracted and extended customer commitments across the asset base

DCF per share1

Increase in DCF Compound Annual Growth Rate of 2% since 2023

1 DCF and DCF per share are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Appendix C.

Compensation highlights

In considering executive compensation outcomes for the year, the HRC Committee assessed performance against financial, strategic and operational objectives that were approved by the Board at the beginning of the year and evaluated in the context of our compensation philosophy. The HRC Committee and Board also reviewed key performance indicators relative to our performance peer group, including dividend per share growth, earnings per share growth, DCF per share growth and TSR, and based on the review, approved the 2025 incentive payouts.

Our Company scorecard provides a consistent framework to align and drive non‑financial objectives enterprise-wide, while maintaining strong financial accountability within each business unit, reinforcing their contribution to overall enterprise value. We are pleased to share that we delivered results within our target financial guidance range, executed on our business strategy, and advanced operational goals related to safety, project performance and sustainability resulting in overall payouts for our NEOs ranging from 130% to 146% of target.

Performance stock unit (“PSU”) awards are subject to pre-established performance hurdles determined at the time of grant. The 2023 PSU award performance was based on three‑year performance targets tied to DCF per share growth, comparing our TSR to the Board approved performance peer group, and progress toward Enbridge’s GHG emissions intensity reduction target, with a performance period ending in 2025. Enbridge achieved an overall result above target, and the HRC Committee approved the payout for the 2023 PSU award, applying an overall performance multiplier of 1.34x.

The awards earned were consistent with our pay-for-performance philosophy, and more information is provided in the following materials.

Compensation philosophy

Enbridge’s approach to executive compensation is governed by the HRC Committee and approved by the Board. A rigorous pay-for-performance philosophy is embedded in our short-, medium-, and long-term compensation programs and designed with the interests of Enbridge shareholders and other stakeholders through five main objectives:

Align to Enbridge’s business strategy
•

Our compensation programs are designed to motivate management to deliver exceptional value by focusing on safe and reliable operations while maintaining financial strength, flexibility and executing on growth opportunities consistent with our low-risk business model

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

•
Use a pay-for-performance philosophy whereby the majority of compensation provided to executives is “at risk”. "At risk” payouts are not guaranteed, and threshold performance must be achieved for a payout to occur. In 2025, the percentage of total target compensation considered “at risk” for the President & CEO was 91% and an average of 83% for the other NEOs
•
Use a blend of short-, medium- and long-term incentive awards that are linked to business plans for the respective timeframe
•
Incorporate risk management principles into decision-making processes to help ensure compensation programs do not encourage inappropriate or excessive risk-taking by executives
•
Regularly review executive compensation programs through independent third-party experts and advisors to support regulatory compliance and ongoing alignment with shareholders
•
Use both preventative and incident-based safety, environmental and operational metrics that are directly linked to short-term incentive awards with a maximum payout of 2x target
•
Executives are required to meet minimum share ownership guidelines, which are regularly reviewed to align with market practices, motivate executives to create long-term value, and align the interests of executives with those of Enbridge shareholders
•
Benchmark executive compensation programs against a compensation peer group of similar companies (by organization size, industry and geography) in North America, to assess that executives are compensated at competitive levels
•
Maintain two clawback policies, including our Incentive Compensation Clawback Policy, covering all cash bonuses and equity-based incentive awards granted or paid, which is intended to prevent or rectify situations whereby employees engage in misconduct (defined to include fraud or willful misconduct), and the Clawback Policy for the Mandatory Recovery of Erroneously Awarded Incentive-Based Compensation, which aligns with SEC and NYSE requirements
•
Use double-trigger change in control provisions within all cash and incentive plan agreements
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
•
Grant stock options with exercise prices below 100% fair market value or reprice out-of-the-money options
•
Allow repricing or cash buyout of underwater options without shareholder permission
•
Provide stock options to non-employee directors
•
Pay dividends on unearned performance stock units; dividend equivalents are accrued during the performance period and are payable only on vested PSUs
•
Permit hedging or pledging of Enbridge securities by directors, officers, or other employees
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

Board and HRC Committee

The Board is responsible for the oversight of the compensation principles and programs at Enbridge. The HRC Committee approves major compensation programs and payouts to align incentive compensation with the company’s performance and its pay-for-performance philosophy, including reviewing and recommending to the Board the compensation for the President & CEO. The HRC Committee also approves the compensation for the other NEOs.

The HRC Committee assists the Board in carrying out its responsibilities with respect to compensation matters by providing oversight and direction on human resources strategy, policies and programs for the NEOs, other executives and the broader employee base, including compensation, equity incentive plans, pension and benefits as well as talent management, succession planning, workforce recruitment, retention, inclusion, and employee health and safety. The HRC Committee also provides oversight regarding the management of broader people-related risk, and specifically reviews the compensation programs from a risk perspective.

The members of the HRC Committee in 2025 were Stephen S. Poloz (Chair), Susan M. Cunningham, S. Jane Rowe and Douglas L. Foshee. All members of the HRC Committee are independent under the independence standards discussed in this this Amendment No. 1 on Form 10-K/A.

The members of the HRC Committee have experience in human resources and compensation, including as members of the compensation committees of other public companies. In addition, the members of the HRC Committee have executive leadership experience, strong knowledge of the energy industry, experience as directors of other public companies and a mix of other relevant skills and experience. This background provides the HRC Committee members with the collective experience, knowledge and skills to effectively carry out their responsibilities. For information on each HRC Committee member’s experience and current service on other public company boards and committees, see the director profiles, beginning on page 4. For information on each HRC Committee member’s skills and experience, see the skills and experience matrix on page 17. For information on each HRC Committee member’s participation on other Enbridge Board committees, see page 16.

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

In 2025, Management and the HRC Committee engaged Mercer to provide analysis and advice on various compensation matters. While Mercer offered insights and recommendations, the HRC Committee has full accountability for decisions within its mandate. The following table provides a breakdown of services provided and fees paid to Mercer and its affiliates by Enbridge, reflecting an increase in insurance-related advisory services provided by Mercer affiliates in 2025, compared to 2024:

	Approximate fees in 2025	Approximate fees in 2024
Nature of work	($)	($)

Executive compensation related[1]	367,026	569,993
All others[2]	13,309,204	5,607,224
Total	13,676,230	6,177,217

1.
Includes all fees related to executive compensation associated with the President & CEO and the executive leadership team.
2.
Includes fees paid for other matters that apply to Enbridge as a whole, such as pension actuarial valuations, renewal and pricing of benefit plans, evaluation of geographic market differences and regulatory proceedings support. Also includes risk brokerage service and advisory service fees paid to Mercer affiliates (Marsh, Oliver Wyman and Guy Carpenter) primarily related to the design and implementation of a portfolio reinsurance program and other insurance strategy initiatives, subject to timing and currency exchange differences.

Having your say

We are committed to regular shareholder engagement and appreciate your feedback. Shareholders can express their views on executive pay at our annual meeting of shareholders, where we hold an annual advisory “say on pay” vote to receive shareholder feedback. This structure helps align executive compensation with shareholder interests. While the vote is advisory and non-binding, the Board considers the results when determining Enbridge’s compensation program. The 2025 vote resulted in a favourable outcome of 89.78%, and the HRC Committee interpreted this level of support as affirmation by our shareholders of the design and overall execution of our executive compensation programs, leading to no significant changes in our approach to executive compensation.

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

Compensation risk mitigation practices

Enbridge uses the following compensation practices to mitigate risk:

• a pay-for-performance philosophy that is embedded in the compensation design

• a mix of pay programs benchmarked against a relevant compensation peer group, which contains companies in Canada and U.S. that are generally comparable in scope, complexity, and size to Enbridge, primarily in terms of enterprise value, and secondarily, market capitalization and assets

• compensation programs that include a combination of short-, medium- and long-term elements that provide executives with an incentive to consider both the immediate and long-term implications of their decisions

• program provisions whereby executives are compensated for their short-term performance using a combination of financial performance and operational metrics in areas such as safety, project performance, and sustainability that support a balanced perspective and are a mix of both leading (proactive/preventative) and lagging (incident-based) indicators

• a rigorous approach to goal setting and a process of establishing targets with multiple levels of performance, which mitigate excessive risk-taking that could harm Enbridge’s value or reward poor judgment of executives

• incentive plan performance ranges that include both minimum and maximum payouts

• stock award programs that vest over multiple years and are aligned with overall stock price appreciation to drive value for Enbridge shareholders

• share ownership guidelines that require executives to have a meaningful equity stake in Enbridge to align their interests with those of Enbridge shareholders

• Insider Trading Guidelines that include prohibition on hedging and pledging provisions to prevent activities that would weaken the intended pay-for-performance link

• two incentive compensation clawback policies: for more information, refer to the Clawback policies on page 27

The HRC Committee has considered the risk related to the Company’s compensation programs and has concluded that the programs do not encourage excessive or inappropriate risk-taking and are aligned with the long-term interests of shareholders.

Insider trading and prohibition on hedging and pledging

We have adopted Insider Trading Guidelines governing the purchase, sale and/or other disposition of our securities by our directors, officers (including the NEOs), employees and contractors, as well as by Enbridge itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE and TSX listing standards. We also maintain Disclosure Guidelines, which prohibit the Company from issuing securities or offering securities to the public during a blackout period (subject to specific circumstances outlined in the policy).

Our Insider Trading Guidelines also prohibit directors, officers, employees and contractors from purchasing financial instruments that are designed to hedge or offset a decrease in the market value of equity securities granted as compensation or held, directly or indirectly, by such directors, officers, employees and contractors as such positions may weaken the link between the intended alignment of director and employee interests with shareholder interests.

The following activities are specifically prohibited:

•
speculating in securities of Enbridge and its reporting issuer subsidiaries
•
“short-selling” securities of Enbridge and its reporting issuer subsidiaries (i.e. selling securities that the individual does not own)
•
purchasing or selling call or put options or other derivatives relating to securities of Enbridge and its reporting issuer subsidiaries
•
entering into any other financial transaction that is designed to hedge or offset any decrease in the market value of the securities of Enbridge and its reporting issuer subsidiaries
•
entering into margin loans or other transactions involving the pledging of the securities of Enbridge and its reporting issuer subsidiaries

Clawback policies

Enbridge maintains two incentive compensation clawback policies.

The Incentive Compensation Clawback Policy allows Enbridge to recover, from current and former members of senior management, certain incentive compensation amounts awarded or paid to individuals including all cash bonuses and equity-based incentive awards if the individuals engaged in misconduct (defined to include fraud or willful misconduct) that led to inaccurate financial results reporting, regardless of whether the misconduct resulted in a restatement of all or a part of Enbridge’s financial statements.

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

Annual decision-making process

Compensation decisions are guided by our compensation philosophy and principles as described on page 23. The following illustration provides an overview of our annual process for determining and assessing compensation for the President & CEO and other NEOs.

Planning and research

Independent compensation consultant • Market Analysis and benchmarking	Management • Recommend compensation targets (except the CEO) • Set objectives: corporate, business unit and individual • Define key metrics and other strategic priorities

Performance assessment and recommendation

Management • Performance assessments: — CEO self-assessment to objectives — Assessment of each NEO

HRC Committee

•
Review corporate, business unit and individual performance
•
Assess business environment and market
•
Review historical compensation
•
Consider use of discretion
•
Discuss with independent compensation consultant

Decision-making and approvals

HRC Committee • Approve compensation targets and decisions for the NEOs (except the CEO) • Approve compensation targets and objectives set by management • Recommend CEO compensation to the Board	HRC Committee Chair and Chair of the Board • Review corporate and CEO performance • Solicit feedback from all Board members	Board of Directors • Final approval of CEO compensation

Compensation elements

Enbridge’s compensation program is comprised of elements that balance the use of short-, medium- and long-term vehicles, designed to deliver value to Enbridge shareholders not only in the near-term, but also through continued performance over the long-term. Total direct compensation includes base salary and performance-based incentive awards. A significant component of total target compensation for 2025 was considered at risk, representing 91% for the President & CEO, and an average of 83% for the other NEOs. Pay is directly dependent on performance outcomes for our senior leaders, consistent with the interests of Enbridge shareholders.

The following table describes the primary compensation program components for our NEOs, together with key features, objectives and the time horizon for vesting and/or realized value.

Timeframe	Short-term		Medium-term		Long-term
Variability	Fixed	At-risk
Compensation element	Base Salary	Short-term Incentive Plan (“STIP”)	Performance Stock Units (“PSUs”)	Restricted Stock Units (“RSUs”)	Incentive Stock Options (“ISOs”)
Reference for more information	• Page 34	• Page 34	• Page 38	• Page 40	• Page 40
Key features	• Reviewed annually, with consideration of scope and role responsibilities, competency, and market conditions • Increases based on performance and market data	• Annual incentive reward based on our company scorecard shared by all employees with variability of business unit financial performance	• Granted annually • Three-year cliff vest • Subject to performance hurdles and results achieved against predetermined criteria • Realized value of units based on share price at vesting • Paid in cash	• Granted annually • Three-year cliff vest • Realized value of units based on share price at vesting • Share-settled	• Vest over four years and have a 10-year term • Realized value based on share price difference at grant date and at time of exercise
Objectives	• Fixed cash compensation for performing day-to-day responsibilities of the role	• Motivate delivery of results tied to executing the business strategy • Reward achievement for performance year
•
Align with the interests of shareholders
•
Motivate strong performance relative to external peers, long-term strategic goals, progressing sustainability, longer-term value generation, and stock price appreciation
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

Industry

•
Typically defined as low-risk regulated operations in the North American energy sector
•
The peer group is limited to those in the energy and infrastructure space, and are subject to the same external industry pressures and macroeconomic factors as Enbridge rather than extending to other capital-intensive sectors
•
Aligns Enbridge to pay competitively against “best-in-class” companies whose executives are often the most knowledgeable about Enbridge’s core businesses and are part of the primary talent pool from which Enbridge recruits

Geography

•
A North American compensation peer group is used because the President & CEO and other NEOs’ responsibilities are primarily North American in scope, which is generally where we compete for executive talent
•
The majority of our business assets and operations, as well as shareholders, are within the U.S. and Canada
•
The U.S. market offers more comparable peers from an industry and/or size/complexity perspective, and approximately two‑thirds of our total revenue is generated in the United States; accordingly, our peer group is weighted more heavily towards the U.S.
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

Enbridge’s compensation peer group is reviewed annually by the HRC Committee and is comprised of Canadian and U.S. companies in the energy and infrastructure space. The compensation peer group was updated for 2025 to remove Dominion Energy following the acquisition of its U.S. natural gas utilities and Marathon Petroleum was added as a recognized industry peer. Enbridge's overall positioning within the new peer group was maintained after the 2025 peer group adjustment. The following peer group was used for determining compensation in 2025.

2025 compensation peer group
Canada
Canadian National Railway Company
Canadian Natural Resources Limited
Suncor Energy Inc.
TC Energy Corporation
U.S.
Chevron Corporation
ConocoPhillips
Duke Energy Corporation
Energy Transfer LP
Enterprise Products Partners L.P.
Halliburton Company
Kinder Morgan Inc.
Marathon Petroleum Corporation
NextEra Energy Inc.
Occidental Petroleum Corporation
Phillips 66
SLB
The Southern Company
The Williams Companies, Inc.
Union Pacific Corporation

Peer group comparison

Our compensation peer group contains companies that are generally similar in size to Enbridge, primarily in terms of enterprise value, and secondarily, market capitalization and assets. While Enbridge is considerably larger than most companies in its industry, the peer group includes organizations with comparable operational profiles, even though some size constraints were relaxed to maintain relevance.

As one of the largest companies in the peer group, Enbridge’s compensation practices are designed to reflect the scale and responsibilities of its business. Enbridge does not select aspirational peers; instead, the peer group is made up of North American organizations that operate in our industries that are comparable in scope, complexity, and size. This approach leads to compensation decisions that reflect representative market context, supporting both the integrity of Enbridge’s compensation philosophy and the interests of shareholders.

The following chart summarizes Enbridge’s placement compared to our North American peer group and indicates that Enbridge ranks above the median in all the selection criteria relative to the 2025 compensation peer group.

1. U.S. company information has been converted to Canadian dollars at variable rates throughout the year.

2. Revenue, EBIT, total assets are as of December 31, 2024. Market value and enterprise value are as of December 31, 2025.

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

We strongly believe that President & CEO pay should correspond to the performance of the Company, and that relationship should align appropriately relative to our compensation peers, based on the same pay-for-performance measures. We analyze this relationship over a multi-year historical period to smooth effects of short-term fluctuations and to better identify long-term performance and market trends.

The HRC Committee reviews key performance indicators, including our TSR, relative to our compensation peer group, and annually performs a comparative analysis of the President & CEO’s grant date fair value (“GDFV”) pay and realizable pay.

GDFV pay represents the total amount disclosed in the summary compensation table, excluding the amounts in the pension value and all other compensation columns. Realizable pay represents salary and non-equity incentive plan compensation as disclosed in the summary compensation table and the current market value of unvested or unearned medium- and long-term incentive awards using the 2025 year-end share price.

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

GDFV pay1

Pay rank
P100
P90
P80
P70
P60
P50
P40
P30
P20
P10
P0
Enbridge
P0
P10
P20
P30
P40
P50
P60
P70
P80
P90
P100
TSR rank

1.
This chart displays the President & CEO GDFV pay rank against the TSR rank over a three-year period from 2023 to 2025. GDFV pay is calculated from publicly disclosed information in the summary compensation table in 2023 and 2024. 2025 peer data has been estimated with a 3.0% aging factor.

The analysis indicated that Enbridge’s President & CEO GDFV pay was positioned at the 50th percentile and our TSR was positioned at the 67th percentile relative to our compensation peer group.

Realizable pay2

Pay rank
P100
P90
P80
P70
P60
P50
P40
P30
P20
P10
P0
Enbridge
P0
P10
P20
P30
P40
P50
P60
P70
P80
P90
P100
TSR rank

2.
This chart displays the President & CEO realizable pay rank against the TSR rank over a three-year period from 2023 to 2025. Realizable pay includes peer group CEOs’ outstanding equity awards as of December 31 in publicly disclosed information in 2023 and 2024. 2025 peer data has been assumed based on the December 31, 2025 share price.

The analysis indicated that Enbridge’s President & CEO realizable pay was positioned at the 78th percentile and our TSR was positioned at the 67th percentile relative to our compensation peer group.

2025 business performance

Priorities	Actions
1. Safety and operational reliability
•
Strong overall occupational safety performance with no fatalities, positive results of our Company-wide focus on serious injuries and protecting workers from high-energy hazards with the potential to cause life-altering or life-ending injuries
•
Continued strong Total Recordable Incident Frequency ("TRIF")
•
Executed integrity and maintenance capital programs efficiently and effectively across each business

2. Extend growth through disciplined capital allocation
•
Placed $5 billion of secured growth capital into service generating attractive risk-adjusted returns
•
Sanctioned $2 billion of Mainline Capital Investment through 2028, enhancing reliability and maximizing egress capacity
•
Sanctioned $0.4 billion Birch Grove expansion to the T-North Pipeline, adding critical egress out of the Montney basin to support growing LNG demand in Western Canada
•
Sanctioned US$0.1 billion Line 31 expansion of Texas Eastern Transmission to serve rising industrial and power demand
•
Sanctioned $0.3 billion, 40 Bcf expansion to the Aitken Creek gas storage facility, providing critical flexibility in the western Canadian LNG value chain
•
Sanctioned US$0.9 billion Clear Fork Solar project in Texas supporting Meta’s data center power needs under long-term agreements
•
Sanctioned the US$0.5 billion Southern Illinois Connector Pipeline creating 100 kbpd of long-haul contracted service to Nederland, Texas
•
Sanctioned US$0.3 billion Tiber extension to the Canyon Pipeline system in the U.S. Gulf Coast
•
Sanctioned ~23 Bcf of new storage expansions across the U.S. Gulf Coast for US$0.5 billion
•
Sanctioned the Algonquin Gas Transmission Enhancement project to serve rising local natural gas demand for US$0.3 billion
•
Sanctioned US$1.4 billion Mainline Optimization Phase 1 which adds 150 kbpd of additional WCSB egress capacity
•
Sanctioned Cowboy Solar Phase One, a 365 MW solar facility and a 135 MW battery energy storage system ("BESS") supporting Meta's power needs in Wyoming, for US$1.2 billion
•
Sanctioned Easter Wind, a 152 MW onshore wind project in Texas serving Meta Platforms, Inc. (Meta) under a long-term offtake agreement for 100% of generation, for US$0.4 billion
•
Alongside our partners, approved the upsizing of the Traverse Pipeline from 1.75 Bcf/d to 2.5 Bcf/d , and approved and upsized the Eiger Express Pipeline, a 3 Bcf/d Permian egress conduit adjacent to the Matterhorn Express Pipeline
•
Acquired a 10% interest in the Matterhorn Express, a 2.5 Bcf/d natural gas pipeline providing Permian Basin to U.S. Gulf Coast egress under long-term contract
•
Advanced multi-year utility growth and Gas Transmission modernization programs

3. Maintain financial strength and flexibility
•
Achieved record adjusted EBITDA[1] of $19.95 billion[1], in the upper half of our 2025 Guidance range, and an increase over 2024 of 7%
•
Achieved DCF per share[1] of $5.71, at the midpoint guidance range
•
Increased the 2025 quarterly dividend by 3% to $0.97 ($3.88 annualized) per share, reflecting the 31st consecutive annual increase within our target payout ratio
•
Within target debt-to-EBITDA[1] range of 4.5x to 5.0x
•
Rated A (low) by DBRS, BBB+ by S&P and Fitch, and Baa2 by Moody’s
•
Managed foreign exchange and interest rate volatility with enterprise-wide financial risk management program

4. Participate in energy transition over time	• Issued 24th annual Sustainability Report • Continued progress on our Indigenous Reconciliation Action Plan commitments • Placed Orange Grove Solar and the first phase of Sequoia Solar into service

Priorities	Actions
• Sanctioned the Pelican CO2 Hub, a 50% joint venture with Occidental Petroleum to transport and store 2.3 MTPA of CO2

1.
Adjusted EBITDA, DCF per share and debt-to-EBITDA are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Appendix C.

Aligning executive compensation and shareholder return

Performance graph

The chart on the right shows the value of a $100 investment made on January 1, 2021, in Enbridge common shares, the S&P/TSX Composite Index and Enbridge’s compensation peer group at the end of each of the last five years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for the NEOs reported in the summary compensation table over the same period. For the purpose of the graph, returns are shown in local currency.

Total direct compensation includes base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards as disclosed in the summary compensation table. Average total direct compensation is taken by dividing the total direct compensation from the summary compensation table by the number of named executives in any given year. For 2025, the total direct compensation value for NEOs is 0.70% of our adjusted earnings of $6,578 million.

The total return on Enbridge common shares has been positive from 2021 through 2025, resulting in a 125% return, driven by strong share price appreciation and supported by a track record of annual dividend increases. Average total direct compensation paid to the NEOs corresponds to the movement of Enbridge’s shareholder return over the same period.

dollars ($)
millions ($)
200
150
100
50
0
20
15
10
5
0
2021
2022
2023
2024
2025
Average total direct compensation awarded to NEOs
Enbridge Inc.
S&P/TSX Composite
Compensation peer group

2025 compensation decisions

Market review

In 2025, the HRC Committee engaged Mercer to gather and assess current market compensation data for the NEOs to validate that our programs are appropriate and market competitive. This assessment indicated that the NEOs’ total direct compensation continues to be slightly below the compensation peer group median year over year.

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

Effective April 1, 2025, Mr. Ebel, Ms. Hansen, Mr. Gruending, and Mr. Hedgebeth received base salary increases that aligned with the approved merit budget. Mr. Murray received a base salary increase greater than the approved merit budget, to better align his positioning relative to the competitive market.

Executive	Base salary increase April 1, 2025	Base salary at December 31, 2025 ($)

Gregory L. Ebel	3.0%	1,976,694
Patrick R. Murray	8.0%	825,600
Cynthia L. Hansen	3.0%	961,616
Colin K. Gruending	3.0%	937,300
Reginald D. Hedgebeth	3.0%	954,488

1. U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3708 in 2025.

Short-term incentive

STIP awards are designed to align with goals to drive collective outcomes across the business. Our company scorecard shared by all employees, with certain variability of business unit financial performance, allows for a simple and streamlined process of goal setting, measurement and tracking of performance, while increasing alignment, teamwork, and collaboration across the organization. For our NEOs, STIP is weighted 85% on the Enbridge scorecard, reflecting key financial and non-financial results, and 15% on individual performance tied to measurable high-priority and results-focused goals that align to our strategic plan.

•
Financial objectives are based on DCF per share and adjusted EBITDA relative to near-term business priorities and financial results for the organization.
•
Non-financial objectives include safety, operational performance and key strategic objectives in line with the interests of customers, employees, shareholders and other stakeholders.
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

The HRC Committee approved an increase to Mr. Ebel's 2025 STIP target to 150% of base salary, intended to enhance the competitiveness of our CEO’s compensation relative to the market peers, while maintaining strong alignment with our strategic objectives and shareholder interests. The change reinforces our commitment to a pay-for-performance approach.

The HRC Committee approved the Enbridge scorecard metrics applicable to 2025 at the beginning of the year, and following year‑end, affirmed performance against those metrics. The total STIP outcome for our NEOs is weighted 85% on the Enbridge scorecard.

Metrics and weightings	2025 Result	Outcome
Enterprise financial performance 40%
•
DCF per share[1] target ($5.70), threshold ($5.50), and maximum ($5.90) were set using the external financial guidance range
•
For any payout to occur, Enbridge must achieve threshold performance, and for a maximum payout to occur, Enbridge must achieve the top of the guidance range, which allows for appropriate stretch in the plan

•
DCF per share[1] delivered on-target result at $5.70
•
Enbridge’s results demonstrate strong operational performance and effective asset management, supporting the sustainability of our annual dividend growth

Business unit financial performance 25%
• Adjusted EBITDA[1] targets were set using external guidance for each business unit	• Adjusted EBITDA[1] outcomes highlight strong utilization and new asset growth
— Enterprise (CEO only) $19,400M – $20,000M	— Enterprise
— Liquids Pipelines ~$9,600M	— Liquids Pipelines
— Gas Transmission ~$5,100M	— Gas Transmission
— Gas Distribution & Storage ~$4,100M	— Gas Distribution & Storage
— Power ~$700M	— Power
— Central Functions[2]	— Central Functions[2]
Safety 20%
• Quantitative assessment of Serious Injury Frequency ("SIF"); Total Recordable Injury Frequency ("TRIF"); and Process Safety Performance ("PSEF")	• Above target results in overall safety performance
Strategy and execution 15%

Project Performance

Cost vs budget

•
Cost performance against approved budget at the start of the year on a total project cost at completion basis

Return

•
Measures forecast portfolio return (weighted average) of approved projects against approved return
• Continued to execute on our growth program in 2025 and finished above target on returns for projects going into service
Emissions • Represents progressive emissions intensity reductions towards achieving our target of 35% before 2030[3]	• Progress remains positive towards reducing GHG emissions intensity commitments
Cyber • Cyber protection measured by percent click rate (that fell victim to) in phishing compliance simulation	• Performance exceeded the target, reinforcing our commitment to cyber defense and risk management
2025 Enbridge scorecard	• Liquids Pipelines 125% • Gas Transmission & Midstream 137% • Gas Distribution & Storage 127% • Power 136% • Central Functions 126%

Above target (>1.10 multiplier)	On target (0.90 – 1.10 multiplier)	Below target (<0.90 multiplier)

1.
DCF per share and adjusted EBITDA are non-GAAP measures; these measures are defined and reconciled in the Non-GAAP and other financial measures section of Appendix C. For incentive compensation purposes, adjusted DCF per share also includes certain adjustments for events or circumstances not contemplated at the time the performance metrics were originally established – see the Non-GAAP and other financial measures section of Appendix C.
2.
Central Functions financial performance is the weighted average of all business units EBITDA.
3.
Enbridge’s performance against our emissions reduction goals is provided in our annual Sustainability Report.

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

Calculated STIP outcomes for each NEO, as shown below, are determined using the Enbridge scorecard result, which will differ by each business unit EBITDA result, and individual amounts, which are differentiated based on individual actions and contributions that align to our strategic plan. Mr. Ebel’s individual performance is discussed with the Board and approved by the HRC Committee, taking into consideration the Company’s financial and strategic priorities. All other NEOs' achievements are reviewed by the President & CEO and based on meeting specific individual and/or team goals. 2025 accomplishments for each NEO are described under “Executive profiles” starting on page 41.

Executive	Base salary[1] ($)	STIP Target (%)	Target award[1] ($)	Enbridge scorecard award[1] ($)	Individual award[1,2] ($)	Actual award[1] ($)	Payout as a % of target

Gregory L. Ebel[3]	1,976,694	150%	2,965,040	3,553,601	778,323	4,331,924	146%
Patrick R. Murray[4]	825,600	100%	825,600	884,218	185,760	1,069,978	130%
Cynthia L. Hansen[5]	961,616	100%	961,616	1,119,802	230,788	1,350,590	140%
Colin K. Gruending[6]	937,300	100%	937,300	995,881	246,041	1,241,923	133%
Reginald D. Hedgebeth[4]	954,488	90%	859,039	920,031	206,169	1,126,200	131%

1.
U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3708 in 2025.
2.
Individual awards are differentiated based on meeting specific contributions that align to our strategic plan.
3.
As President & CEO, Mr. Ebel oversaw the overall organization, his business unit EBITDA metric was based on the composite measure of the enterprise EBITDA and Mr. Ebel’s overall scorecard resulted in 141%.
4.
Mr. Murray and Mr. Hedgebeth’s business unit EBITDA metric is tied to Central Functions as a weighted average of EBITDA of all business units
5.
Ms. Hansen’s business unit EBITDA metric is tied to Gas Transmission.
6.
Mr. Gruending’s business unit EBITDA metric is tied to Liquids Pipelines.

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
•
assess the strength of the performance metrics and determine the overall company performance payout.

In 2025, no such discretion was applied beyond standard normalizations to performance measures and scorecards.

Medium- and long-term incentives

Enbridge’s medium- and long-term incentives for executives include three primary vehicles: PSUs, RSUs and ISOs. The long-term incentive plan (“LTIP”) target mix is PSUs (60%), RSUs (20%), and ISOs (20%).

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

Medium- and long-term incentive awards were granted in 2025 under the Enbridge Inc. 2019 Long Term Incentive Plan (“2019 LTIP”).

The table below outlines the medium- and long-term incentive plans used in 2025:

	PSUs	RSUs	ISOs
Term	Three years	Three years	10 years
Description	Phantom shares/units with performance conditions that affect the payout	Phantom shares/units	Options to acquire Enbridge shares For U.S. participants, awards are granted in non-qualified options that do not meet the requirements of Section 422 of the U.S. Internal Revenue Code
Frequency	Granted annually	Granted annually	Granted annually
Performance conditions	DCF per share growth relative to a target set at the beginning of the term (45% weight)	n/a	Stock price appreciation from date of grant
TSR performance relative to performance peer group (45% weight)
GHG emissions intensity reduction (10% weight)
Vesting	Units cliff vest at the end of the term, including dividend equivalents as additional units	Units cliff vest at the end of the term, including dividend equivalents as additional units with no holding period	Options vest 25% per year over four years, starting on the first anniversary of the grant date with no holding period
Payout	Paid out in cash based on market value of an Enbridge share at maturity, subject to adjustment from 0-200% based on achievement of the performance conditions above	Settled in shares at the end of the term	Participant acquires Enbridge shares at the exercise price defined as fair market value at the time of grant

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

The HRC Committee approved an increase to Mr. Ebel’s 2025 LTIP target to 850% of base salary intended to enhance the competitiveness of our CEO’s compensation relative to the market peers, while maintaining strong alignment with our strategic objectives and shareholder interests. The change reinforces our commitment to a pay-for-performance approach and to tying CEO compensation to the achievement of Enbridge’s long-term strategic priorities and promoting disciplined decision-making that aligns the CEO’s interests with those of shareholders.

The table below shows the medium- and long-term incentive targets as well as the grant target for each vehicle (as a percentage of base salary). PSUs, RSUs, and ISOs have a 60%/20%/20% target mix. See summary compensation table on page 48 for details of the grant date fair value of the actual awards granted.

	Medium- and long-term incentive	Annual grant target
Executive	target	PSUs	RSUs	ISOs

Gregory L. Ebel	850%	510%	170%	170%
Patrick R. Murray	425%	255%	85%	85%
Cynthia L. Hansen	425%	255%	85%	85%
Colin K. Gruending	425%	255%	85%	85%
Reginald D. Hedgebeth	350%	210%	70%	70%

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

2025 performance stock unit grant

The following performance metrics and weightings were used for the 2025 PSU grant:

Metrics	Description	Weight
DCF per share growth	Represents a commitment to Enbridge shareholders to achieve DCF growth that demonstrates Enbridge’s ability to deliver on its growth plan and continued dividend increases. Measurement against Enbridge’s long-range plan, as well as against industry growth rates, differentiates this metric compared to its use in the STIP, which is based on the one-year external guidance range. The different measurement periods are designed to minimize overlap between Enbridge’s compensation programs and encourage balanced decision-making across near-term execution and long-term strategy.	45%
Relative TSR	Enbridge compares itself against a performance peer group of Canadian and U.S. companies with a similar business and/or geographic mix to Enbridge and reflects the market’s perception of our overall performance relative to our peers over the three-year award term.	45%
GHG emissions intensity reduction	The GHG emissions intensity reduction targets are based on the estimated intensity and corresponding percent GHG emissions reduction from our operations in the target year relative to a 2018 baseline. The GHG emissions intensity reduction metric reinforces our commitment to reduce the emissions intensity from our operations (Scope 1 and 2) by 35% by 2030. Enbridge’s performance against our emissions reduction goals is provided in our annual Sustainability Report.	10%

As Enbridge has grown and evolved to pursue our low-risk pipeline/utility-like business strategy, our PSU performance peer group has evolved to include a greater proportion of gas and electric utility companies. The most relevant performance peer group for Enbridge includes a 75% weighting on midstream companies and a 25% weighting on utility companies.

Target payouts are earned at median performance results, reinforcing alignment with shareholder returns, while higher payouts require above-median performance results. It is important to note that payouts are significantly reduced for Relative TSR performance less than median and no payout is provided for performance results at or below the 25th percentile. This structure balances motivation and retention with strong pay-for-performance principles.

The PSU performance peer group used in 2025 was unchanged from 2024 and is outlined below:

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
NextEra Energy, Inc.

The mechanics of the 2025 PSU grant are illustrated below:

Performance between the thresholds will result in a performance multiplier interpolated on a linear basis.

2023 performance stock unit payout

The PSUs granted in February 2023 have a performance period that ended December 31, 2025. The HRC Committee approved the 2023 PSU grant payout with an overall performance multiplier result of 1.34x based on our three-year DCF per share compound growth at 2.08%, compared our TSR to a Board approved performance peer group, which delivered a relative weighted TSR in the 40th percentile over the three-year term, and delivered on our progress of achieving 42% GHG emissions intensity reduction target.

	Multiplier[1]	DCF per share compound growth[2]	Multiplier[1]	TSR	Multiplier[1]	GHG intensity reduction target

Threshold	0.5x	0.6%	0.0x	at or below 25th percentile	0.0x	28%
Target	1.0x	1.2%	1.0x	at median	1.0x	30%
Maximum	2.0x	2.1%	2.0x	at or above 75th percentile	2.0x	35%
Actual	1.93x	2.08%	0.6x	40th percentile	2.0x	42%

1.
Performance between the thresholds in this table results in a performance multiplier calculated on a linear basis.
2.
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

The performance outcome resulted in the following cash payouts in early 2026:

Executive[1]	PSUs granted (#)	+	Notionally reinvested dividends (#)	=	Total PSUs (#)	x	Performance multiplier	x	Final share price[2,3] ($)	=	Payout ($)[3]

Gregory L. Ebel	132,390	+	30,102	=	162,492	x	1.34x	x	66.17	=	14,407,515
Patrick R. Murray	23,409	+	4,682	=	28,091	x	1.34x	x	66.73	=	2,511,855
Cynthia L. Hansen	36,090	+	8,206	=	44,296	x	1.34x	x	66.17	=	3,927,541
Colin K. Gruending	35,260	+	8,018	=	43,278	x	1.34x	x	66.73	=	3,869,878

1.
Mr. Hedgebeth joined the company in September 2023 and therefore, did not receive PSUs granted in February 2023.
2.
The volume weighted average share price of an Enbridge share on the TSX for the 20 trading days immediately preceding the maturity date February 10, 2026, on which performance was certified.
3.
U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3708 in 2025.

Restricted stock units

RSUs are granted annually, in the first quarter of the year, and vest after three years. These awards are settled in Enbridge shares at the end of the term. The final settlement price at the end of the term is the volume weighted average trading price of Enbridge shares on the TSX or NYSE for the last 20 trading days before the end of the term. Settling RSUs in shares not only enhances executive ownership but also aligns the interests of our executives with those of other shareholders, reinforcing a commitment to long-term shareholder value and responsible decision making.

Incentive stock options

ISOs provide executives an opportunity to buy Enbridge shares at some point in the future at the exercise price defined at the time of grant.

ISOs are typically granted annually, in the first quarter of each year. ISOs vest annually in equal instalments over a four-year period. The maximum term of an ISO is 10 years, but the term can be reduced if the executive leaves Enbridge as described in the “Termination provisions of equity compensation plans” section on page 60. The exercise price of an ISO is the closing price of an Enbridge share on the listed exchange on the last trading day before the grant date. The grant date will be no earlier than the third trading day after a trading blackout period ends. ISOs are never backdated or repriced. ISOs may be granted to executives when they join Enbridge and are typically effective on the executive’s date of hire. If the hire date falls within a blackout period, the grant is delayed until after the end of the blackout period.

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

The share ownership requirement is expressed as a multiple of base salary:

President & CEO	8.0 multiple
Executive Vice Presidents	4.0 multiple

All NEOs have met, or exceeded the current requirements as of December 31, 2025. Details on shares held can be found in the NEO profiles below.

Executive profiles

The following pages will profile our NEOs, providing:

•
a summary of each executive’s accomplishments in 2025
•
2025 actual pay mix (2025 base salary, STIP with respect to 2025, and medium- and long-term incentives granted in 2025, using the grant date fair value). Each NEO's target reflects the level of responsibility associated with their role, as well as benchmarking to our peer group, and is established as a percentage of base salary
•
share ownership

The values provided in the profiles are also reflected in the summary compensation table on page 48.

Gregory L. Ebel

President & CEO

Effective date in role:

January 1, 2023

Location:

Houston, Texas, USA

Length of service[1]

3 years

[1] Prior to his appointment as President & CEO, Mr. Ebel held the position of Chair of the Enbridge Board since 2017. Prior to his role as Chair of the Board, Mr. Ebel served as Chairman, President & CEO of Spectra Energy Corp from 2009 until February 27, 2017.

Mr. Ebel serves as the President & CEO and is responsible for setting and executing Enbridge’s strategic priorities.

2025 accomplishments

•
Delivered strong results in serious injury and process safety incident prevention supported by comprehensive safety, integrity and reliability programs
•
Exceeded the midpoint of EBITDA and DCF per share guidance through excellent operational, commercial and cost management performance
•
Maintained a strong balance sheet and high investment grade credit rating while continuing to fund significant capital investment programs
•
Increased the quarterly dividend by 3%, reflecting the 31st consecutive annual increase
•
Successful management of cost mitigation in a dynamic tariff environment
•
Placed $5 billion of secured growth capital into service
•
Secured $14 billion of accretive organic projects, which increased secured backlog to $39 billion, with projects across our business units, including: Mainline Capital Investment, Mainline Optimization Phase 1, and Southern Illinois Connector pipelines; incremental expansions of our Westcoast and Northeast U.S. natural gas pipelines; investments in our Egan, Aitken Creek, and Moss Bluff gas storage facilities; and three new renewable power projects, serving Meta’s growing data center power needs under long-term power purchase agreements
•
Further strengthened our relationships with Indigenous and neighboring communities, including a 12.5% investment by 38 First Nations groups in the Westcoast Pipeline System
•
Achieved strong volumes on the Liquids Mainline and the Enbridge Ingleside Energy Center
•
Reached favorable outcomes in our North Carolina and Utah natural gas utility rate filings, and completed a new rate filing in Ohio
•
Reliably operated Line 5 for customers and society in the face of opposition in certain states
•
Successfully executed strategic maintenance work on Line 5 in northern Wisconsin
•
Delivered on significant customer engagement across business lines
•
Engaged in significant public policy advocacy with the Canadian and U.S. governments to identify paths to provide affordable, reliable energy solutions to meet growing customer and community needs
•
Remain on track with 2030 planned emissions intensity reduction target

2025 actual pay mix

Enbridge share ownership

Actual share ownership[1]	Minimum requirement	Ownership requirements achieved
31x	8x	Yes

1.
See Share ownership on page 41 for more information

President & CEO compensation

Greg Ebel was appointed our President & CEO effective January 1, 2023, and is primarily responsible for executing our long-term business strategy. In 2025, Mr. Ebel was instrumental in continuing to strengthen Enbridge's position as a leading, diversified North American energy infrastructure company, supporting sustainable cash flows and long‑term shareholder value creation. Under his leadership, the Company continued to deliver on its strategic priorities of expanding and modernizing our conventional business.

Enbridge recently announced a 3% increase in dividends for shareholders effective March 1, 2026 — our 31st consecutive annual dividend increase — demonstrating that dividend increases remain an important part of our shareholder value proposition. In 2025, Mr. Ebel played a key role in strengthening Enbridge's asset portfolio and growth platform through the execution of highly strategic transactions, including the acquisition of an interest in the Matterhorn Express Pipeline, enhancing our growing Permian natural gas franchise and closed a 12.5% investment by 38 First Nations groups in the Westcoast Pipeline System, further strengthening Enbridge's high‑quality asset base and growth outlook.

In setting Mr. Ebel’s compensation for 2025, the HRC Committee considered the salary levels and incentive opportunities of CEOs of our North American peers. Consistent with our pay-for-performance philosophy and in alignment with shareholder interests, his incentive pay is based on how the Company performs relative to those peers, and against the Company’s financial and strategic objectives. For 2025, the HRC Committee approved a base salary, STIP and LTIP opportunities that closely aligned with the median of our peers.

In 2025, the HRC Committee also recognized that Mr. Ebel’s leadership remains critical to Enbridge’s continued success. His guidance supports the safe, reliable and efficient operation of Enbridge’s natural gas, liquids and renewable power networks, connecting millions of customers to the energy they rely on each day, while advancing the Company’s emissions reduction objectives and commitment to high standards of safety, integrity, respect, inclusion and performance.

Aligning President & CEO compensation to shareholder value

Enbridge’s compensation programs are designed to deliver value to Enbridge shareholders not only in the near-term, but also through long-term achievement of our strategic priorities.

The chart below illustrates the value of a $100 investment made on January 1, 2023, in Enbridge common shares at the end of each of the last three years (assuming reinvestment of dividends throughout the term) and shows the growth in total direct compensation for the President & CEO. The President & CEO’s total direct compensation is reported in the summary compensation table (including base salary, short-term incentive award paid, and the grant value of medium- and long-term incentive awards) for the years ended 2025, 2024 and 2023.

The total return on Enbridge common shares has been positive over the past three years, resulting in a 51% return and total direct compensation paid for the role of President & CEO has increased 30% over the same period. The HRC Committee reviewed the relationship of President & CEO pay to TSR over the past three years and determined they were appropriately aligned.

Patrick R. Murray

Executive Vice President & Chief Financial Officer Effective date in role July 1, 2023 Location: Calgary, Alberta, Canada Length of service: 28 years

Mr. Murray is responsible for all corporate financial affairs of the Company including financial planning and reporting, tax, treasury, financial risk management, and Technology and Information Services ("TIS").

2025 accomplishments

•
Stewarded the Company’s financial performance to achieve EBITDA and DCF per share results ahead of the midpoint of guidance
•
Raised approximately $10 billion of long-term debt, and hybrid financing on attractive terms, in support of the Company’s growth program
•
Maintained a strong balance sheet and investment grade credit ratings
•
Advanced 12.5% investment by 38 First Nations groups in the Westcoast Pipeline System
•
Supported key transactions to advance Enbridge’s long-term growth strategy, including reaching final investment decision on $14 billion of organic projects within all of our business units
•
Developed the 2026 budget, financing plan, and three-year outlook
•
Engaged in significant shareholder outreach including global marketing, shareholder relations engagements and non-deal roadshows and maintained top-rated investor relations program results
•
Stewarded the integration of the U.S. natural gas utilities acquired in 2024
•
Implemented management rotations to develop bench strength and succession planning
•
Maintained strong investment review process and oversight during the transition of leadership in support of rotational assignments
•
Generated improved, and strong employee engagement scores in the Finance and TIS teams

2025 actual pay mix

Enbridge Shares held

	Actual share ownership[1]	Minimum required	Ownership requirements achieved
	6x	4x	Yes

1.
See Share ownership on page 41 for more information

Cynthia L. Hansen

Executive Vice President & President, Gas Transmission & Midstream Effective date in role: March 6, 2022 through December 31, 2025[1] Location: Houston, Texas, USA Length of service: 26 years	Ms. Hansen was responsible for Enbridge’s natural gas transmission and midstream business across North America in 2025.

2025 accomplishments

•
Delivered strong business unit safety and environmental performance
•
Exceeded business unit EBITDA budget through solid operational performance
•
Delivered system reliability with completion of 100% of critical system preventative maintenance, hurricane, and winterization work
•
Advanced Texas Eastern Modernization with Armagh Station replacement in service, and the start of construction at Entriken HP replacement project
•
Placed into service Venice Extension (the final station) and ETNG System Alignment Project
•
Achieved 100% revenue contract renewal rate on our major pipelines
•
Sanctioned capital opportunities including the Line 31 expansion of Texas Eastern Pipeline, Algonquin Gas Transmission (AGT) Enhancement, Egan and Moss Bluff storage expansion, Tiber expansion, Southeast Supply Header (SESH) — Tupelo Trail expansion, North Aitken Expansion, and Birch Grove Expansion of T-North
•
Alongside our partners, approved the upsizing of the Traverse Pipeline, and approved and upsized the Eiger Express Pipeline
•
Acquired a 10% interest in the Matterhorn Express, a 2.5 Bcf/d natural gas pipeline providing Permian Basin to U.S. Gulf Coast egress under long-term contract
•
Exceeded sustainability performance goals, including reduction of GHG emissions intensity by capture of methane from blow down events
•
Executed 12.5% investment by 38 First Nations groups in the Westcoast Pipeline System

2025 actual pay mix

Enbridge Shares held

	Actual share ownership[2]	Minimum required	Ownership requirements achieved
	7x	4x	Yes

1.
Ms. Hansen served as Executive Vice President & President Gas Transmission & Midstream until December 31, 2025 and will serve as a Special Advisor to the CEO until her retirement in January 2027.
2.
See Share ownership on page 41 for more information

Colin K. Gruending

Executive Vice President & President, Liquids Pipelines Effective date in role: October 1, 2021 Location: Calgary, Alberta, Canada Length of service: 26 years	Mr. Gruending is responsible for Enbridge’s crude oil and liquids pipeline business across North America.

2025 accomplishments

•
Delivered strong safety, environment and system reliability amid record system throughput
•
Substantially achieved financial target, delivering significant adjusted EBITDA
•
Reliably operated Line 5 for customers and society in the face of opposition in certain states
•
Exceeded commercial targets, reaching positive final investment decision on over $5 billion of accretive projects that renew, optimize or extend Enbridge’s Liquids Pipelines System, including the first phase of the Mainline Optimization program, advancing incremental WCSB egress capacity for full-path service to the U.S. Gulf Coast
•
Continued to serve as a trusted industry partner, working with provincial and federal governments to find the optimal solution for Canadians, including announcing a strategic partnership with the Government of Alberta to further accelerate WCSB egress solutions
•
Implemented management rotations to develop bench strength and succession planning
•
Initiated the Company’s carbon transportation business, reaching final investment decision on Pelican 50/50 joint venture with Occidental Petroleum in Louisiana and progressed a similar project in Alberta

2025 actual pay mix

Enbridge Shares held

	Actual share ownership[1]	Minimum required	Ownership requirements achieved
	15x	4x	Yes

1.
See Share ownership on page 41 for more information

Reginald D. Hedgebeth

Executive Vice President, External Affairs & Chief Legal Officer Effective date in role: January 1, 2024 Location: Houston, Texas, USA Length of service: 2 years	Mr. Hedgebeth is responsible for Legal Services, Public Affairs, Communications & Sustainability, Corporate Security and Aviation.

2025 accomplishments

•
Provided steady leadership across Legal Services, Public Affairs, Communications & Sustainability, Enterprise Security, and Aviation during organizational transition
•
Proactively supported enterprise priorities on strategic, regulatory, security, and risk matters, deepening trust from the CEO, Executive Leadership Team, and the Board
•
Achieved disciplined cost management, meeting budget targets through prioritization, increased in-sourcing, and reduced reliance on external resources
•
Advanced the Legal Services support model, improving service quality and alignment with business priorities
•
Enabled operational execution and disciplined capital deployment by supporting complex commercial, regulatory, litigation, compliance, and governance activities
•
Advanced major transactions and joint ventures, enhancing transparency and risk mitigation for enterprise growth
•
Sustained stable and effective Board and governance processes during staffing transitions and progressed enterprise succession planning initiatives
•
Strengthened enterprise risk management through modernization of executive protection, intelligence monitoring, and physical security upgrades
•
Advanced cohesive enterprise-wide external affairs by strengthening communications, Government Affairs, Community Engagement and Indigenous Relations, supporting business priorities and long-term credibility
•
Enhanced Board understanding of Indigenous engagement, remediation efforts, and long-term community trust-building
•
Improved aviation safety and operational discipline by integrating Aviation into the enterprise Safety & Reliability Program
•
Advanced technology adoption (including AI tools) to improve efficiency, quality control, and risk oversight across functions

2025 actual pay mix

Enbridge Shares held

	Actual share ownership[1]	Minimum required	Ownership requirements achieved
	4x	4x	Yes

1.
See Share ownership on page 41 for more information

Summary compensation table

The table below shows the total amounts that Enbridge and its subsidiaries paid and granted to the NEOs for the years ended December 31, 2025, 2024, and 2023. Amounts represented below for Mr. Ebel, Ms. Hansen, and Mr. Hedgebeth that were paid or grainted in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3708, US$1 = C$1.4382, and US$1 = C$1.3186 in 2025, 2024, and 2023, respectively. Fluctuation in the exchange rates affect year-over-year comparability.

Name and Principal Position	Year	Salary[1] ($)	Stock-based awards[2] ($)	Option- based awards[3] ($)	Non- Equity Incentive Plan Compen- sation[4] ($)	Pension Value[5] ($)	All Other Compen- sation[6] ($)	Total ($)

Gregory L. Ebel	2025	1,962,497	13,441,627	3,360,381	4,331,924	1,008,000	283,834	24,388,263
President & Chief Executive	2024	1,995,601	12,736,743	3,184,176	4,758,860	848,000	259,083	23,782,463
Officer	2023	1,780,110	9,256,836	2,314,115	4,418,945	721,000	241,778	18,732,784
Patrick R. Murray	2025	810,510	2,599,025	649,745	1,069,978	681,000	-	5,810,258
Executive Vice President &	2024	757,090	2,499,065	624,754	1,153,862	356,000	-	5,390,771
Chief Financial Officer	2023	559,284	1,557,749	389,533	911,271	2,632,000	-	6,049,837
Cynthia L. Hansen	2025	954,687	3,174,029	793,489	1,350,590	797,000	28,787	7,098,582
Executive Vice President & President,	2024	970,045	3,201,986	800,477	1,508,788	709,000	29,771	7,220,067
Gas Transmission & Midstream	2023	833,507	2,523,448	630,803	1,450,544	1,296,000	26,108	6,760,410
Colin K. Gruending	2025	930,568	3,094,071	773,505	1,241,923	428,000	-	6,468,067
Executive Vice President &	2024	901,298	2,975,053	743,753	1,411,410	707,000	-	6,738,514
President, Liquids Pipelines	2023	840,145	2,494,351	623,618	1,553,125	1,361,000	-	6,872,239
Reginald D. Hedgebeth	2025	947,627	2,594,739	648,669	1,126,200	321,000	28,787	5,667,022
Executive Vice President,	2024	962,926	2,617,527	654,381	1,307,687	295,000	29,771	5,867,292
External Affairs & Chief	2023	248,908	1,318,619	-	349,691	81,000	-	1,998,218
Legal Officer

1.
The amounts disclosed in this column include in-year adjustments to base salary.
2.
The amounts disclosed in this column include the aggregate grant date fair value of PSUs and RSUs granted in 2025, 2024, and 2023. The value of PSUs and RSUs granted is determined by multiplying the number of PSUs and RSUs granted by the unit values in the table below:

Annual grants	C$	US$
February 20, 2025	60.21	42.31
February 14, 2024	46.37	34.19
February 15, 2023	53.06	39.77

Additional grants	C$	US$
August 8, 2023[a]	48.08	-
September 30, 2023[b]	-	33.19

b.
PSUs and share-settled RSUs provided to Mr. Murray upon his promotion to Executive Vice President & CFO in respect of the increase to his new medium-term incentive targets.
c.
Share-settled RSUs provided to Mr. Hedgebeth upon hire.

3.
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

	February 2025		February 2024		February 2023		August 2023[a]
Assumptions	C$	US$	C$	US$	C$	US$	C$
Expected option term in years	6 years	6 years	6 years	6 years	6 years	6 years	6 years
Expected volatility	19.764%	22.742%	19.772%	22.925%	20.860%	23.501%	20.967%
Expected dividend yield	6.340%	6.340%	8.108%	8.108%	6.712%	6.712%	7.351%
Risk-free interest rate	2.978%	4.359%	3.544%	4.198%	3.209%	3.910%	3.497%
Exercise price	$60.21	$42.31	$46.37	$34.19	$53.06	$39.77	$48.08
Option value	$5.76	$5.88	$3.53	$3.58	$5.53	$5.23	$4.92

a.
Stock options granted to Mr. Murray upon his promotion to Executive Vice President & CFO in respect of the increase to his new long-term incentive target.
4.
The amounts disclosed in this column represent amounts paid under the STIP with respect to the 2025, 2024, and 2023 performance years. There are no long-term non-equity incentive plans within the compensation program.
5.
The amounts disclosed in this column are equal to the compensatory change shown in the “Summary of defined benefits” table on page 62.
6.
All Other Compensation for 2025 includes actual amounts not reported in any other column for each NEO.

Executive	Perquisites[a] ($)	Matching contributions to retirement savings plan[b] ($)	Total[c] ($)

Gregory L. Ebel	255,047	28,787	283,834
Patrick R. Murray	-	-	-
Cynthia L. Hansen	-	28,787	28,787
Colin K. Gruending	-	-	-
Reginald D. Hedgebeth	-	28,787	28,787

a.
Perquisites may include excess flexible benefit credits, parking, relocation subsidies, executive medical expenses, personal security, personal use of the Company aircraft, financial counseling benefits, memberships, and other incidental compensation. For Mr. Ebel, this includes $112,866 associated with his housing accommodations while working in Canada and $104,758 related to personal use of the Company aircraft. Protecting the CEO’s safety is essential to effective leadership, business continuity, and long‑term value creation, and is therefore consistent with shareholder interests. As a result, the Company adopts a comprehensive and proactive approach to executive security, including personal use of the Company aircraft. Perquisites for other NEOs are not reported in this column if the aggregate amount is less than C$50,000 or 10% of the total salary.
b.
Retirement savings plan matching contributions reflect the Company contributions to the 401(k) plan for Mr. Ebel, Ms. Hansen, and Mr. Hedgebeth.
c.
Total compensation does not include $1,334,464 paid on behalf of Mr. Ebel pursuant to the Company’s tax equalization program applicable to all eligible employees on work assignments outside their primary residence. The program is in accordance with the Canada/U.S. Tax Treaty to prevent double taxation for employees and will result in a refund to the Company post tax settlement in 2026.

Executive compensation tables and other compensation disclosures

Outstanding option-based and share-based awards

The table below shows the option-based and share-based awards that were outstanding on December 31, 2025. The market value of unvested or unearned awards is calculated based on C$65.68 per share for awards denominated in Canadian dollars and US$47.83 for awards denominated in U.S. dollars, which are the closing prices of Enbridge shares on the TSX and NYSE on December 31, 2025. The market value of unvested or unearned awards denominated in U.S. dollars were each converted from U.S. dollars to Canadian dollars using the published WM/Reuters 4 pm London 2025 year-end exchange rate of US$1 = C$1.3708.

	Option-based awards[1]							Share-based awards
	Plan		Number of securities underlying unexercised options	Option exercise price	Option expiry	Value of in-the-money unexercised options		Number of units that have not vested	Market or payout value of units not vested[2]	Market or value of vested share-based awards not paid out or distributed[3]
Executive	type	Grant date	(#)	($)	date	Vested ($)	Unvested ($)	(#)	($)	($)
Gregory L.	ISO	2/20/2025	416,905	US$42.31	2/20/2035	—	3,154,643
Ebel	ISO	2/14/2024	618,436	US$34.19	2/14/2034	2,890,835	8,672,504
	ISO	2/15/2023	335,560	US$39.77	2/15/2033	1,853,742	1,853,742
	RSU	2/20/2025						60,530	3,968,673
	RSU	2/14/2024						73,800	4,838,721
	RSU	2/15/2023						54,164	3,551,290
	PSU	2/20/2025						181,588	11,905,882
	PSU	2/14/2024						221,400	14,516,164
	PSU	2/15/2023								14,407,515
Patrick R.	ISO	2/20/2025	112,803	60.21	2/20/2035	—	617,032
Murray	ISO	2/14/2024	176,984	46.37	2/14/2034	854,390	2,563,171
	ISO[4]	8/8/2023	48,174	48.08	8/8/2033	423,931	423,931
	ISO	2/15/2023	27,580	53.06	2/15/2033	174,030	174,030
	ISO	2/16/2022	32,130	52.61	2/16/2032	314,961	104,978
	ISO	2/18/2021	37,050	43.81	2/18/2031	810,284	—
	ISO	2/20/2020	21,880	55.54	2/20/2030	221,863	—
	RSU	2/20/2025						11,274	740,508
	RSU	2/14/2024						15,356	1,008,586
	RSU[4]	8/8/2023						5,837	383,397
	RSU	2/15/2023						3,523	231,368
	PSU	2/20/2025						33,821	2,221,387
	PSU	2/14/2024						46,066	3,025,607
	PSU[4]	8/8/2023								1,565,788
	PSU	2/15/2023								946,068
Cynthia L.	ISO	2/20/2025	98,444	US$42.31	2/20/2035	—	744,908
Hansen	ISO	2/14/2024	155,470	US$34.19	2/14/2034	726,743	2,180,191
	ISO	2/15/2023	91,470	US$39.77	2/15/2033	505,310	505,310
	ISO	2/16/2022	118,200	52.61	2/16/2032	1,158,656	386,219
	ISO	2/18/2021	98,800	43.81	2/18/2031	2,160,756	—
	ISO	2/20/2020	105,000	55.54	2/20/2030	1,064,700	—
	ISO	2/21/2019	125,580	48.30	2/21/2029	2,182,580	—
	ISO	2/27/2018	115,380	43.02	2/27/2028	2,614,511	—
	RSU	2/20/2025						14,294	937,166
	RSU	2/14/2024						18,554	1,216,480
	RSU	2/15/2023						14,765	968,095
	PSU	2/20/2025						42,879	2,811,360
	PSU	2/14/2024						55,659	3,649,291
	PSU	2/15/2023								3,927,541
Colin K.	ISO	2/20/2025	134,289	60.21	2/20/2035	—	734,561
Gruending	ISO	2/14/2024	210,695	46.37	2/14/2034	1,017,135	3,051,386
	ISO	2/15/2023	112,770	53.06	2/15/2033	711,579	711,579
	ISO	2/16/2022	114,410	52.61	2/16/2032	1,121,511	373,828
	ISO	2/18/2021	136,370	43.81	2/18/2031	2,982,412	—
	ISO	2/20/2020	121,740	55.54	2/20/2030	1,234,444	—
	RSU	2/20/2025						13,421	881,515
	RSU	2/14/2024						18,280	1,200,662
	RSU	2/15/2023						14,422	947,240
	PSU	2/20/2025						40,264	2,644,544
	PSU	2/14/2024						54,840	3,601,910
	PSU	2/15/2023								3,869,878

Reginald D.	ISO	2/20/2025	80,477	US$42.31	2/20/2035	—	608,955
Hedgebeth	ISO	2/14/2024	127,095	US$34.19	2/14/2034	594,101	1,782,285
	RSU	2/20/2025						11,685	766,131
	RSU	2/14/2024						15,167	994,405
	RSU[5]	9/30/2023						35,005	2,295,097
	PSU	2/20/2025						35,053	2,298,255
	PSU	2/14/2024						45,500	2,983,216

1.
Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date.
2.
Reflects a performance multiplier of 1.0x to calculate the 2024 and 2025 PSU values, based on achieving the target performance level as defined in the plan.
3.
Reflects a performance multiplier of 1.34x to calculate the 2023 PSU payout value, which vested on December 31, 2025, and will be paid March 2026.
4.
Reflects additional LTI grants upon Mr. Murray’s promotion to Executive Vice President & CFO in respect of the increase to his new medium- and long-term incentive targets.
5.
Reflects RSU grant upon Mr. Hedgebeth’s hire.

Value vested or earned in 2025

	Value vested during the year		Value earned during the year

Executive	Option-based awards[1,2] ($)	Share-based awards[1,3,4] ($)	Non-equity incentive plan[1,5] ($)

Gregory L. Ebel	2,261,498	14,407,515	4,331,924
Patrick R. Murray	1,026,660	2,739,021	1,069,978
Cynthia L. Hansen	1,242,560	4,763,353	1,350,590
Colin K. Gruending	1,816,970	4,679,057	1,241,923
Reginald D. Hedgebeth	386,775	—	1,126,200

1.
U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3708 in 2025.
2.
The values of the option-based awards are based on the following:

Grant Date	Grant Price	2025 vesting date	Closing price on 2025 vesting date or last trading day prior to vest date

2/18/2021	$43.81	2/18/2025	$60.64
2/16/2022	$52.61	2/16/2025	$61.08
2/15/2023	$53.06	2/15/2025	$61.08
2/14/2024	$46.37	2/14/2025	$61.08
2/18/2021	US$34.52	2/18/2025	US$42.75
2/16/2022	US$41.30	2/16/2025	US$43.07
2/15/2023	US$39.77	2/15/2025	US$43.07
2/14/2024	US$34.19	2/14/2025	US$43.07
8/8/2023	$48.08	8/8/2025	$64.69

3.
Includes RSUs and dividend equivalents, that matured in 2025. The values of the share-based awards are based on the following:

Grant date	Grant price	2025 vesting date	Volume weighted average share price for the 20 trading days preceding the vesting date

2/16/2022	$52.61	2/16/2025	$63.68
2/16/2022	US$41.30	2/16/2025	US$44.51

4.
Includes PSUs and dividend equivalents, that vested in 2025. The values of the share-based awards are based on a performance multiplier of 1.34x and the volume weighted average share price of an Enbridge share on the TSX for the 20 trading days immediately preceding the maturity date February 10, 2026, on which performance was certified.

Grant date	Grant price	2025 vesting date	Volume weighted average share price for the 20 trading days preceding the vesting date

2/15/2023	$53.06	12/31/2025	$66.73
2/15/2023	US$39.77	12/31/2025	US$48.27

5.
Includes STIP, based on the Enbridge scorecard with variability of business unit financial performance and individual performance for the 2025 performance year.

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

The amounts shown in the table below include the estimated incremental payments and benefits that would be payable to each of our NEOs as a result of the specified triggering event, assumed to occur as of December 31, 2025. The actual amounts that would be payable in these circumstances can be determined only at the time of the executive’s separation, would include payments or benefits already earned or vested and may differ from the amounts set forth in the table below. Amounts in U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3708 in 2025.

Executive	Triggering Event[1]	Base salary[2] ($)	Short-term incentive[3] ($)	Medium-term incentive[4] ($)	Long-term incentive[5] ($)	Pension[6] ($)	Benefits[7] ($)	Total Payout ($)
Gregory	CIC	—	—	—	—	—	—	—
L. Ebel	Death	—	—	38,780,730	13,680,889	—	76,027	52,537,646
	Retirement	—	—	38,631,679	13,680,889	—	76,027	52,388,595
	Voluntary or for cause termination	—	—	—	—	—	76,027	76,027
	Involuntary termination not for cause	3,953,387	9,177,805	38,631,679	13,680,889	3,023,000	174,725	68,641,485
	Involuntary or good reason termination after a CIC	3,953,387	9,177,805	38,780,730	13,680,889	3,023,000	174,725	68,790,536
Patrick	CIC	—	—	—	—	—	—	—
R. Murray	Death	—	—	7,610,853	3,883,142	—	31,754	11,525,749
	Retirement	—	—	—	—	—	—	—
	Voluntary or for cause termination	—	—	—	—	—	31,754	31,754
	Involuntary termination not for cause	1,651,200	2,065,133	4,127,908	3,883,142	2,409,000	121,062	14,257,445
	Involuntary or good reason termination after a CIC	1,651,200	2,065,133	7,610,853	3,883,142	2,409,000	121,062	17,740,390
Cynthia	CIC	—	—	—	—	—	—	—
L. Hansen	Death	—	—	9,582,391	3,816,627	—	36,985	13,436,003
	Retirement	—	—	9,541,760	3,816,627	—	36,985	13,395,372
	Voluntary or for cause termination	—	—	—	—	—	36,985	36,985
	Involuntary termination not for cause	1,923,232	2,959,332	9,541,760	3,816,627	1,825,000	121,975	20,187,926
	Involuntary or good reason termination after a CIC	1,923,232	2,959,332	9,582,391	3,816,627	1,825,000	121,975	20,228,557
Colin	CIC	—	—	—	—	—	—	—
K. Gruending	Death	—	—	9,275,870	4,871,353	—	36,050	14,183,273
	Retirement	—	—	5,192,950	4,871,353	—	36,050	10,100,353
	Voluntary or for cause termination	—	—	—	—	—	36,050	36,050
	Involuntary termination not for cause	1,874,600	2,964,535	5,192,950	4,871,353	1,857,000	133,884	16,894,322
	Involuntary or good reason termination after a CIC	1,874,600	2,964,535	9,275,870	4,871,353	1,857,000	133,884	20,977,242
Reginald	CIC	—	—	—	—	—	—	—
D. Hedgebeth	Death	—	—	9,337,103	2,391,239	—	36,711	11,765,053
	Retirement	—	—	5,319,016	2,391,239	—	36,711	7,746,966
	Voluntary or for cause termination	—	—	—	—	—	36,711	36,711
	Involuntary termination not for cause	1,908,976	1,657,378	5,319,016	2,391,239	1,338,000	135,409	12,750,018
	Involuntary or good reason termination after a CIC	1,908,976	1,657,378	9,337,103	2,391,239	1,338,000	135,409	16,768,105

1.
Mr. Ebel, Ms. Hansen, Mr. Gruending, and Mr. Hedgebeth are retirement eligible as of December 31, 2025. Retirement eligibility under Enbridge programs means age 55 or older.
2.
Reflects a lump sum payment equal to two times the NEOs base salary in effect as at December 31, 2025.

3.
Reflects a lump sum payment equal to two times the average of the short-term incentive award paid to the NEO in the two years preceding the year in which the termination occurs. In addition, the NEO would receive a short-term incentive payment for the current year reflected in the summary compensation table.
4.
Represents the value of RSUs that would vest and be settled in shares and PSUs that would vest and be settled in cash upon the triggering event, based on C$65.68 for awards granted in Canadian dollars and US$47.83 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2025, and assuming, in the case of PSUs, target performance.
5.
Represents the “in-the-money value” of unvested ISOs as of December 31, 2025, that would be paid in cash (as a result of an involuntary termination without cause) or that would become vested (as a result of an involuntary or good reason termination after a CIC or retirement). In-the-money value is calculated based on C$65.68 for awards granted in Canadian dollars and US$47.83 for awards granted in U.S. dollars, the closing price of an Enbridge share on the TSX and NYSE, respectively, on December 31, 2025, less the applicable exercise price of the option.
6.
Reflects the value of two additional years of pension credit for each of Messrs. Ebel, Murray and Gruending, and Ms. Hansen, and three additional years of pension credit for Mr. Hedgebeth.
7.
Reflects a lump sum cash payment in respect of vacation carryover following the NEOs termination (as a result of death, retirement or a voluntary termination), or a lump sum cash payment in respect of the flex credit allowance and savings plan matching contributions that would have been paid by Enbridge over a period of two years following the NEOs termination, plus vacation carryover and an allowance for financial and career counselling in the event of an involuntary termination without cause or an involuntary or good reason termination following a CIC.

Additional equity compensation information

Enbridge shares used for purposes of equity compensation

Enbridge adopted the 2019 LTIP effective February 13, 2019, under which stock options were granted beginning in 2019 and share-settled RSUs were granted beginning in 2020. The 2019 LTIP was approved by our shareholders at our 2019 annual meeting of shareholders.

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

Shares reserved for equity compensation as of December 31, 2025

	A	B	C

Plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)[1]	Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column A) (#)

2019 LTIP[2,3,4]	19,988,951	51.78	16,223,305
Incentive Stock Option Plan[5]	1,052,463	49.47	-
Spectra 2007 LTIP[6]	-	-	-

1.
U.S. dollars have been converted to Canadian dollars using the published WM/Reuters 4 pm London year-end exchange rate of US$1 = C$1.3708 in 2025.
2.
Includes options and share-settled RSUs outstanding under the 2019 LTIP.
3.
The 2019 LTIP weighted-average exercise price relates only to options granted under this plan. All other awards granted under the 2019 LTIP are deliverable without the payment of any consideration, and therefore these awards have not been considered in calculating the weighted average exercise price.
4.
The 2019 LTIP number of securities remaining available for future issue under equity compensation plans, represents 2.28% of total issued and outstanding Enbridge shares as of December 31, 2025.
5.
Includes options outstanding under the Incentive Stock Option Plan. No securities remain available for future issuance under the Incentive Stock Option Plan, as all remaining capacity was discontinued upon implementation of the 2019 LTIP.
6.
Awards granted under the Spectra 2007 LTIP were assumed by Enbridge at the closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section. No further awards have been or will be granted under the Spectra 2007 LTIP following the closing of the Merger Transaction. All previously assumed awards have fully vested, expired, or been exercised, and no awards remained outstanding under the Spectra 2007 LTIP as at December 31, 2025.

Awards granted and outstanding as of December 31, 2025

Awards outstanding	Number outstanding	Percentage of total issued and outstanding Enbridge shares

2019 LTIP[1]	19,988,951	0.9162%
Incentive Stock Option Plan	1,052,463	0.0482%
Spectra 2007 LTIP – stock options[2]	—	0%

1.
Includes options and share-settled RSUs outstanding under the 2019 LTIP.

2.
Awards granted under the Spectra 2007 LTIP as described in the “Assumed equity-based compensation awards from Spectra Energy” section.

Plan restrictions – 2019 LTIP

Enbridge shares reserved for issue under the 2019 LTIP

49,700,000 in total, or 2.28% of Enbridge’s total issued and outstanding Enbridge shares as of December 31, 2025.

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

Annual burn rate

Stock options outstanding	2025	2024	2023
2019 LTIP	0.2294%	0.3356%	0.2223%
Incentive Stock Option Plan[1]	-	-	-
Spectra 2007 LTIP – stock options[2]	-	-	-

1.
No grants have been made under this plan since 2018.
2.
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

Retirement

For incentive stock options granted prior to 2020, options can be exercised up to three years from retirement or until the stock option term expires (if sooner).

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

Change of control or reorganization

For 2016 grants, for a change of control, options vest on a date determined by the HRC Committee before the change of control. For any other kind of reorganization, options are to be assumed by the successor Company. If they are not assumed, they will vest and the value will be paid in cash.

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

2%

Average
pensionable
earnings

Annual
retirement
benefit
($)

Years of
SMPP service

Highest annual bonuses
50% of the average largest three
annual incentive awards paid in the
last five years of continuous service

Highest base salary
Best three consecutive years
out of the last 10 years of
continuous service

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

	Credited	Annual benefits payable		Accrued Obligation at January 1, 2025	Compensatory change[1]	Non-compensatory change[2]	Accrued Obligation at December 31, 2025
	service	At year end	At age 65	($)	($)	($)	($)
Executive	(years)	($)	($)	A	B	C	A + B + C

Gregory L. Ebel[3,4]	3.00	206,000	506,000	1,732,000	1,008,000	176,000	2,916,000
Patrick R. Murray	19.00	400,000	795,000	5,950,000	681,000	356,000	6,987,000
Cynthia L. Hansen[4,5,6]	20.42	653,000	698,000	9,052,000	797,000	699,000	10,548,000
Colin K. Gruending[6]	22.25	695,000	869,000	9,038,000	428,000	275,000	9,741,000
Reginald D. Hedgebeth[4,7]	2.29	55,000	252,000	410,000	321,000	67,000	798,000

1.
The components of compensatory change are current service cost and the difference between actual and estimated pensionable earnings.
2.
The non-compensatory change includes interest on the accrued obligation at the start of the year, changes in actuarial assumptions and other experience gains and losses not related to compensation.
3.
Mr. Ebel accrued a deferred vested pension benefit, and is also in receipt of a pension, from various legacy pension plans in respect of service while employed by Spectra Energy prior to February 27, 2017. These entitlements were assumed by Enbridge on closing of the Merger Transaction, as described in the “Assumed equity-based compensation awards from Spectra Energy” section, but are not linked to, or impacted by, his employment with Enbridge Inc., so are not included in the above table. As at December 31, 2025, the accrued obligation in respect of these legacy entitlements is C$5,586,000 and the accrued annual benefits payable at year end is approximately C$350,000.
4.
U.S. dollars have been converted to Canadian dollars using US$1 = C$1.4382 for the accrued obligation at January 1, 2025 and US$1 = C$1.3708 for the accrued obligation at December 31, 2025. The impact of changes to exchange rates on Mr. Ebel, Ms. Hansen, and Mr. Hedgebeth’s accrued obligation are reflected in the non-compensatory change.
5.
Ms. Hansen’s expected January 1, 2027 retirement date has been reflected in the annual benefits payable at age 65 and the accrued obligation at December 31, 2025. Ms. Hansen’s SMPP retirement benefit is indexed for inflation.
6.
In 2020, Ms. Hansen and Mr. Gruending were granted a temporary hold-harmless against a reduction to their SMPP pension resulting from the significant reductions in base salary should they retire within five years of the reduction. These temporary base salary reductions were related to the impacts of COVID-19, reduced energy demand and reduced commodity prices, and were not intended to have a permanent impact on the SMPP lifetime pensions. NEO base salaries were reinstated in 2021. This temporary hold-harmless expired on June 1, 2025 and is no longer included in the above table.
7.
Mr. Hedgebeth accrued a deferred vested pension benefit in respect of service while employed by Spectra Energy prior to March 2, 2017. This entitlement was assumed by Enbridge on closing of the Merger Transaction but is not linked to, or impacted by, his employment with Enbridge Inc., so is not included in the above table. As at December 31, 2025, the accrued obligation in respect of this legacy entitlement is C$381,000 and the accrued annual benefits payable at year end is approximately C$40,000.

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

Executive	Accumulated value at January 1, 2025 ($)	Compensatory change[1] ($)	Accumulated value at December 31, 2025 ($)

Patrick R. Murray	135,352	—	157,410
Cynthia L. Hansen	196,216	—	212,878
Colin K. Gruending	130,005	—	154,937
1.
The compensatory change is equal to contributions made by the Company during 2025.

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

Spectra 2007 LTIP

The Assumed Spectra LTIP Awards remain subject to and will continue to be administered by Enbridge pursuant to the terms of Spectra 2007 LTIP. The following summarizes the material provisions of the Spectra 2007 LTIP to the extent applicable to the Assumed Spectra LTIP Awards The summary is qualified in its entirety by the full text of the amended and restated Spectra 2007 LTIP, which is available on Enbridge’s profile on the SEC’s website at sec.gov.

.

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

Quantification of equity-based compensation

Set forth below are the number of Enbridge shares issuable under the Spectra 2007 LTIP in connection with the exercise or settlement of the Assumed Spectra Energy Awards outstanding as of December 31, 2025.

Total Enbridge shares issuable under Spectra 2007 LTIP	Percentage of issued and outstanding Enbridge shares
0	0%

Termination provisions of Spectra Energy options

The termination provisions for the Spectra Energy options, are described below.

Reason for termination	Provisions
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

Report of the Human Resources and Compensation Committee

The Human Resources and Compensation Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management. Based on the review and discussion, the Human Resources and Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A. This report is provided by the following independent directors who comprised the Human Resources and Compensation Committee on December 31, 2025:

Stephen S. Poloz (Chair)

Susan M. Cunningham

S. Jane Rowe

Douglas L. Foshee

Director compensation

Philosophy and approach

The Board is responsible for developing and implementing the Directors’ Compensation Plan and has delegated the day-to-day responsibility for director compensation to the Governance Committee.

Our Directors’ Compensation Plan is designed with four key objectives in mind:

Director compensation philosophy

Attract and retain qualified directors	Reflect responsibilities

Be competitive	Align with shareholders

While our executive compensation program is designed around pay for performance, director compensation is based on annual retainers. This is designed to meet our compensation objectives and to help ensure our directors remain independent when making decisions and carrying out their duties while serving on our Board.

About DSUs

A deferred share unit (“DSU”) is a notional share that has the same value as one Enbridge common share. Its value fluctuates with variations in the market price of Enbridge shares. DSUs do not have voting rights but they accrue dividends as additional DSUs, at the same rate as dividends paid on our common shares.

The Governance Committee uses a peer group of companies to set the annual retainers for our Board and targets director compensation at or about the 50th percentile. See “Benchmarking to peers” on page 29 for more information about our peer group and how we benchmark executive compensation.

The Governance Committee reviews the Directors’ Compensation Plan every year, with assistance from management. Each year, as part of this review, the Governance Committee considers the time commitment and experience required of our directors. The Governance Committee also reviews the Directors’ Compensation Plan to assess whether the program remains appropriate and reports its findings to the Board.

Every second year, we retain an external consultant to conduct a comprehensive review, including peer analysis and benchmarking to the peer group. This comprehensive review was last completed in 2025. Following this review, and in line with our director compensation philosophy of targeting director compensation at or about the 50th percentile in our peer group, the Board of Directors, on recommendation of the Governance Committee, approved changes to director compensation, effective January 1, 2025, including a US$15,000 increase in the annual Board retainer and a US$5,000 increase in the annual Sustainability Committee and Safety and Reliability Committee Chair retainers. These amounts remain unchanged for 2026.

All non-employee director compensation in 2025 was paid under the Directors’ Compensation Plan. We do not compensate non-employee directors under our 2019 Long Term Incentive Plan for employees. All retainers are payable in U.S. dollars regardless of director residency.

Director share ownership requirements

We expect directors to own Enbridge shares so that they have an ongoing stake in the Company and are aligned with the interests of shareholders. Within five years of becoming a director, each director is required to hold at least US$945,000 in Enbridge shares and/or DSUs, being three times the annual Board retainer of US$315,000. See “Change in director equity ownership” on page 70 for more information.

If a decrease in the market value of Enbridge shares results in a director no longer meeting the share ownership requirements, we expect the director to acquire additional Enbridge shares in order to satisfy the minimum threshold.

DSUs are paid out when a director retires from the Board. They are settled in cash, based on the weighted average of the trading price of common shares on the TSX for the last five trading days before the date that is three trading days before the payment date, multiplied by the number of DSUs the director holds. Directors may not engage in equity monetization transactions or hedges involving securities of Enbridge (see “Insider trading and prohibition on hedging and pledging” on page 26).

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

We do not provide meeting attendance fees.

Our Directors’ Compensation Plan has been in effect since 2004. The table below shows the fee schedule for directors in 2025, which remains unchanged for 2026.

Directors are paid quarterly. Mr. Ebel does not receive any director compensation because he is compensated in his role as our President & CEO. We do not grant stock options to directors. Directors can receive their retainer in a combination of cash, Enbridge shares and DSUs, but they must receive a minimum amount in DSUs. DSUs may only be granted to a director in lieu of cash fees on a value-for-value basis. Travel fees are paid in cash.

2025 directors’ compensation plan retainers

Compensation component	Annual amount (US$)
Board retainer	315,000
Additional retainers
Chair of the Board retainer	265,000
Board committee chair retainer
• Audit, Finance and Risk	25,000
• Human Resources and Compensation	20,000
• Governance	20,000
• Sustainability	20,000
• Safety and Reliability	20,000
Travel fee (where applicable)	1,500

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

The table below shows the compensation components in which each director’s annual retainer for the year ended December 31, 2025, was delivered.

Director	Cash (%)	Enbridge shares (%)	DSUs (%)
M.M. (Mike) Ashar			100
Gaurdie E. Banister	65		35
Susan M. Cunningham	35		65
Gregory L. Ebel[1]	-		-
Jason B. Few	50		50
Douglas L. Foshee		50	50
Theresa B.Y. Jang	50		50
Teresa S. Madden	50		50
Manjit Minhas	50		50
Stephen S. Poloz	65		35
S. Jane Rowe		50	50
Steven W. Williams			100
Former Directors[2]
Pamela L. Carter	50	35	15

1.
Mr. Ebel did not receive any compensation as a director of Enbridge because he is our President & CEO.
2.
Ms. Carter retired from the Board effective May 7, 2025.

2025 Director compensation table

The table below provides information concerning the compensation of each non-employee director who served at any time during 2025.

							All other
		Share based awards[2]					compensation		Total
	Fees earned[1] (cash)	Enbridge Shares[3]		DSUs[3]		Other fees[4]	Dividends on DSUs[5]
Director	($)	(#)	($)	(#)	($)	($)	(#)	($)	($)
M.M. (Mike) Ashar				6,778.7	439,346	4,257	151.3	9,998	453,602
Gaurdie E. Banister	313,470			2,372.6	153,771	4,111	53.0	3,499	474,852
Susan M. Cunningham	153,771			4,836.6	313,470	4,111	107.9	7,134	478,486
Jason B. Few	237,253			3,389.4	219,673	8,369	75.6	4,999	470,294
Douglas L. Foshee	-	3,387	219,673	3,389.4	219,673	4,111	75.6	4,999	448,457
Theresa B.Y. Jang	219,673			3,389.4	219,673	4,257	75.6	4,999	448,602
Teresa S. Madden	237,108			3,658.4	237,108	6,216	81.6	5,396	485,827
Manjit Minhas	219,673			3,389.4	219,673	4,257	75.6	4,999	448,602
Stephen S. Poloz	303,707			2,523.2	163,534	6,263	56.3	3,722	477,226
S. Jane Rowe	-	3,387	219,673	3,389.4	219,673	8,369	75.6	4,999	452,714
Steven W. Williams	-			10,445.0	682,600	4,257	198.5	13,148	700,005
Gregory L. Ebel[6]
Former Directors
Pamela L. Carter	149,564	1,686	104,695	723.1	44,869	4,194	7.6	481	303,802

1.
The cash portion of the retainers paid to the directors. Directors are paid quarterly in US$. The values presented in this table are in C$ and reflect U.S./Canadian exchange rates from the Bank of Canada of 1.4347 as at March 20, 2025, 1.3612 as at June 12, 2025, 1.3797 as at September 18, 2025, and 1.4034 as at November 27, 2025.
2.
The portion of the retainer received as DSUs and Enbridge shares.
3.
The value of the Enbridge shares and DSUs paid quarterly is based on the weighted average of the trading price of Enbridge shares on the TSX for the five trading days prior to the date that is two weeks prior to the applicable payment date. The weighted average Enbridge share prices were $61.15, $64.20, $67.06 and $67.34 for the first, second, third and fourth quarters, respectively, of 2025.
4.
For all of our non-employee directors, includes a per meeting US$1,500 travel fee. For Ms. Minhas, the amount shown does not include $1,803 for use of the Company's aircraft.
5.
Includes dividend equivalents granted in 2025 on DSUs granted in 2025 based on the 2025 quarterly dividend rate of $0.9425. Dividend equivalents vest at the time of grant.
6.
Mr. Ebel does not receive any compensation as a director of Enbridge because he is our President & CEO. For Mr. Ebel’s compensation as President & CEO, see the summary compensation table on page 48.

Change in director equity ownership

The table below shows the change in each director’s equity ownership from March 4, 2025, to March 3, 2026, the dates of the 2025 and 2026 management information circulars, respectively.

			Total	Market
	Enbridge		Enbridge shares +	(at risk) value of equity
Director	shares (#)	DSUs (#)	DSUs (#)	holdings (C$)[1,2]
M.M. (Mike) Ashar
2026	64,000	38,122	102,122	7,587,665
2025	64,000	29,397	93,397	5,616,896
Change	-	8,725	8,725	1,970,769
Gaurdie E. Banister
2026	21,323	18,856	40,179	2,985,300
2025	24,245	15,501	39,746	2,390,324
Change	(2,922)	3,355	433	594,975
Susan M. Cunningham
2026	3,502	37,473	40,975	3,044,443
2025	3,502	30,686	34,188	2,056,066
Change	-	6,787	6,787	988,376
Gregory L. Ebel[3]
2026	756,510	62,180	818,690	60,828,667
2025	672,484	58,778	731,262	43,978,097
Change	84,026	3,402	87,428	16,850,570
Jason B. Few[2]
2026	-	15,576	15,576	1,157,297
2025	-	11,404	11,404	685,837
Change	-	4,172	4,172	471,460
Douglas F. Foshee[2]
2026	8,387	3,511	11,898	884,021
2025	5,000	-	5,000	300,700
Change	3,387	3,511	6,898	583,321
Theresa B.Y. Jang
2026	16,516	8,666	25,182	1,871,023
2025	16,516	4,872	21,388	1,286,274
Change	-	3,794	3,794	584,748
Teresa S. Madden
2026	5,454	34,762	40,216	2,988,049
2025	5,454	29,277	34,731	2,088,722
Change	-	5,485	5,485	899,326
Manjit Minhas[2]
2026	336	7,844	8,180	607,774
2025	336	4,095	4,431	266,480
Change	-	3,749	3,749	341,294
Stephen S. Poloz[2]
2026	1,736	32,339	34,075	2,531,773
2025	1,736	28,099	29,835	1,794,277
Change	-	4,240	4,240	737,496
S. Jane Rowe
2026	39,290	17,760	57,050	4,238,815
2025	35,903	13,469	49,372	2,969,232
Change	3,387	4,291	7,678	1,269,583
Steven W. Williams
2026	32,282	36,204	68,486	5,088,510
2025	32,282	24,026	56,308	3,386,363
Change	-	12,178	12,178	1,702,147
Total
2026	949,336	313,293	1,262,629	93,813,335
2025	861,458	249,604	1,111,062	66,819,269
Change	87,878	63,689	151,567	26,994,066

1.
Based on the total market value of the Enbridge shares and/or DSUs owned by the director, based on the closing prices of $60.14 on the TSX on March 4, 2025, and $74.30 on March 3, 2026. These amounts have been rounded to the nearest dollar in Canadian dollars.

2.
Directors must hold at least three times their annual US$315,000 Board retainer in DSUs or Enbridge shares within five years of becoming a director on our Board. Amounts are converted to C$ using US$1 = C$1.3708, the published WM/Reuters 4 pm London exchange rate for December 31, 2025. All current directors meet or exceed this requirement except Mr. Few, Ms. Minhas, and Mr. Foshee, who have until May 4, 2027, November 28, 2028, and January 1, 2030, respectively, to meet this requirement.
3.
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

Distributable cash flow

DCF and DCF per common share are measures used for purposes of Enbridge's executive compensation programs. The following table presents the reconciliation of cash provided by operating activities to DCF. DCF is defined as cash flow provided by operating activities before changes in operating assets and liabilities (including changes in environmental liabilities) less distributions to noncontrolling interests and redeemable noncontrolling interests, preference share dividends and maintenance capital expenditures, and further adjusted for unusual, non-recurring or non-operating factors. Management also uses DCF to assess the performance of the Company and to set its dividend payout target. DCF for the year ended December 31, 2025, has been converted to DCF per share by taking DCF of $12,454 million and dividing by 2,180 million, the weighted average number of Enbridge shares outstanding as of December 31, 2025. For purposes of the 2025 STIP award determinations as described on page 36, DCF was converted to DCF per share by taking DCF of $12,417 million and dividing by 2,180 million, the weighted average number of Enbridge shares outstanding as of December 31, 2025. For purposes of 2023 PSU payout determinations as described on page 40, DCF was converted to DCF per share by taking DCF of $12,404 million and dividing by 2,180 million, the weighted average number of Enbridge shares outstanding as of December 31, 2025.

Our non-GAAP measures described above are not measures that have standardized meaning prescribed by generally accepted accounting principles in the United States of America (U.S. GAAP) and are not U.S. GAAP measures. Therefore, these measures may not be comparable with similar measures presented by other issuers. A reconciliation of historical non-GAAP and other financial measures to the most directly comparable GAAP measures is available on the Company’s website. Additional information on non-GAAP and other financial measures may be found in the Company’s earnings news releases or in additional information on the Company’s website, sedarplus.ca or sec.gov.

	Years ended December 31
(unaudited, millions of Canadian dollars)	2025	2024
Net cash provided by operating activities	12,270	12,600
Adjusted for changes in operating assets and liabilities[1]	1,405	133
	13,675	12,733
Distributions to noncontrolling interests and redeemable noncontrolling interest	(377)	(333)
Preference share dividends[2]	(419)	(388)
Maintenance capital	(1,184)	(1,118)
Significant adjustment items:
Other receipts of cash not recognized in revenue	60	97
Employee severance costs, net of tax	—	95
Distributions from equity investments in excess of cumulative earnings[2]	702	801
Other items	(3)	104
DCF	12,454	11,991
Adjusting items in respect of:
For STIP calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of target setting expressed in DCF	(37)	486
Total DCF adjusted for 2025 STIP award determinations	12,417	12,477

DCF	12,454	11,991
Adjusting items in respect of:
For 2023 PSU calculation purposes, normalizations including (but not limited to) the net accretive impact of financing and strategic actions not contemplated at the time of the grant expressed in DCF	(50)	486
Total DCF adjusted for 2023 PSU payout determinations	12,404	12,477

1.
Changes in operating assets and liabilities, net of recoveries.
2.
Presented net of adjusting items.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See Item 11 – “Shares reserved for equity compensation as of December 31, 2025” for information regarding our equity plan compensation on page 55.

Security ownership of certain beneficial owners and management

Beneficial ownership table

The table below sets forth the number and percentage of outstanding Enbridge shares beneficially owned by each of our directors, director nominees, NEOs and all directors and executive officers as a group, as of the date of this Amendment No. 1 on Form 10-K/A. The number of Enbridge shares beneficially owned by each person is determined under applicable SEC rules. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person, directly or indirectly, has or shares voting or investment power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, for each person named in the table, the number in the “Number of Enbridge shares acquirable within 60 days” column includes shares covered by stock options that may be exercised and that vest within 60 days after March 3, 2026, as well as shares acquired on settlement of RSUs within 60 days after March 3, 2026. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Enbridge Inc., 200, 425 – 1st Street SW, Calgary, Alberta, T2P 3L8.

Name of beneficial owner	Number of Enbridge shares held	Number of Enbridge shares acquirable within 60 days	Total Enbridge Shares Beneficially Owned	Percent of common shares outstanding
All current executive officers and directors as a group	1,614,717	2,564,428	4,179,145	*
M.M. (Mike) Ashar	64,000	—	64,000	*
Gaurdie E. Banister	21,323	—	21,323	*
Susan M. Cunningham	3,502	—	3,502	*
Gregory L. Ebel	756,510	698,416	1,454,926	*
Jason B. Few	—	—	—	*
Douglas L. Foshee[1]	8,387	—	8,387	*
Theresa B.Y. Jang	16,516	—	16,516	*
Teresa S. Madden	5,454	—	5,454	*
Manjit Minhas	336	—	336	*
Stephen S. Poloz	1,736	—	1,736	*
S. Jane Rowe[1]	39,290	—	39,290	*
Steven W. Williams	32,282	—	32,282	*
Colin K. Gruending	173,133	481,880	655,013	*
Cynthia L. Hansen[2]	296,553	743,016	1,039,569	*
Reginald D. Hedgebeth	130	83,667	83,797	*
Patrick R. Murray	41,683	254,382	296,065	*

1.
Ms. Rowe and Mr. Foshee will be paid a portion of their directors’ compensation in Enbridge shares on March 27, 2026. Under our Directors’ Compensation Plan, the number of Enbridge shares will be calculated by dividing the applicable amount of compensation in Canadian dollars payable in Enbridge shares on the payment date by the weighted average the closing price per Enbridge share on the TSX for the five trading days prior to the date that is two weeks prior to the payment date.
2.
The shares reported for Ms. Hansen are as of December 31, 2025, the date that she ceased being an NEO

* Represents less than 1% of the outstanding Enbridge shares.

Principal shareholders

As of March 3, 2026, there are no persons known to Enbridge who beneficially own more than five percent of issued and outstanding Enbridge shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Handling conflicts of interest and related person transactions

If a director or officer has a material interest in a transaction or agreement involving Enbridge, or otherwise identifies a potential personal conflict, they must declare the conflict or potential conflict. A director who has a material interest, conflict or potential conflict in a matter must abstain from voting on that matter at any Board meeting where it is being discussed or considered. This approach is consistent with the requirements of the CBCA.

In making director independence determinations, the Board reviews related person transactions, assisted by the completion of annual questionnaires by directors and officers of the Company. For purposes of the foregoing, a “related person transaction” is a transaction in which the Company was or is to be a participant and the amount involved exceeds US$120,000, and in which any related person had or will have a direct or indirect material interest. Related person means (i) a director, nominee director or executive officer of the Company; (ii) an immediate family member of a director, nominee director or executive officer, or (iii) a beneficial holder of greater than five per cent of the Company’s shares or an immediate family member of such holder. In 2025, there were no related person transactions that required approval or disclosure.

The SOBC requires that all officers and directors avoid conflicts of interest and disclose any actual or potential conflicts of interest. Any actual or potential conflicts of interest disclosed are reviewed by the Company’s Ethics and Compliance Department for appropriate follow-up and reporting. Any waiver from any part of the SOBC requires the approval of the CEO, and for executive officers, senior financial officers and members of the Board, a waiver requires the express approval of the Board. In 2025, neither the CEO nor the Board provided approval of any waivers respecting the SOBC.

Independence

The Governance Committee is responsible for overseeing that the Board functions independently of management. The majority of our directors must be independent, as defined by Canadian securities regulators in NI 52-110, NYSE rules and SEC rules and regulations. Our Governance Guidelines provide that the Board shall consist of a substantial majority of independent directors. The Board uses a detailed annual questionnaire to assist in determining if each director is independent and makes this determination annually or more frequently, as required.

The Board has determined that 11 of our 12 director nominees, including the Chair of the Board, are independent. Mr. Ebel is not independent because he is our President & CEO. Each of the Board’s five standing committees is comprised entirely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

External auditor services — fees

The following table sets forth all services rendered by the Company’s auditors, by category, together with the corresponding fees billed by the auditors for each category of service for the fiscal years ended December 31, 2025 and 2024.

	2025 ($)	2024 ($)	Description of fee category
Audit fees	17,511,400	16,914,000	Represents the aggregate fees for audit services.
Audit-related fees	1,461,000	1,445,000

Represents the aggregate fees for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit fees”.

Tax fees	1,850,000	1,710,000	Represents the aggregate fees for professional services rendered by the Company’s auditors for tax compliance, tax advice and tax planning.
All other fees	821,150	532,000	Represents the aggregate fees for products and services provided by the Company’s auditors other than those services reported under “Audit fees”, “Audit-related fees” and “Tax fees”.
Total fees	21,643,550	20,601,000

Pre-approval policies and procedures

The AFRC has adopted a policy that requires pre-approval by the AFRC of any services to be provided by the Company’s external auditors, whether those services are audit or non-audit related. This policy prohibits the Company from engaging the auditors to provide the following non-audit services:

• bookkeeping or other services related to accounting records or financial statements

• financial information systems design or implementation

• appraisal or valuation services, fairness opinions or contribution-in-kind reports

• actuarial services

• internal audit outsourcing services

• management functions

• human resources

• broker-dealer, investment adviser or investment banking services

• legal services

• expert services unrelated to the audit of consolidated financial statements

• any services or product provided for a contingent fee or commission, either directly or indirectly

• tax services related to marketing, planning or opining in favour of the tax treatment of confidential transactions or aggressive tax position transactions

The AFRC has also adopted a policy which prohibits the Company from hiring (as a full time employee, contractor or otherwise) into a financial reporting oversight role any current or former employee or partner of its external auditor who provided audit, review or attestation services in respect of the Company’s financial statements (including financial statements of its reporting issuer subsidiaries and significant investees) during the 12 month period preceding the date of the initiation of the current annual audit.

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

You can find further information about the roles and responsibilities of the AFRC beginning on page 19.

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

ENBRIDGE INC.
(Registrant)

Date:	March 10, 2026	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President & Chief Financial Officer
Enbridge Inc.