Form 10-Q
period 2026-03-31
ENBRIDGE INC
filed 2026-05-08
CIK 895728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 2,183,696,415 common shares outstanding as at May 1, 2026.

GLOSSARY

"we", "our", "us" and "Enbridge"	Enbridge Inc.
AOCI	Accumulated other comprehensive income/(loss)
Army Corps	the US Army Corps of Engineers
District Court	the US District Court for the Western District of Wisconsin
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EIS	Environmental Impact Statement
Enbridge Gas Ontario	Enbridge Gas Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
NGL	Natural Gas Liquids
OCI	Other comprehensive income/(loss)
OEB	Ontario Energy Board
OPEB	Other postretirement benefit obligations
RNG	Renewable natural gas
SEP	Spectra Energy Partners, LP
the Band	Bad River Band of the Lake Superior Tribe of Chippewa Indians
the Partnerships	Spectra Energy Partners, LP and Enbridge Energy Partners, L.P.
the Reservation	The Bad River Reservation
US	United States of America
US Gas Utilities / the Acquisitions	Enbridge Inc.'s acquisitions of three US gas utilities from Dominion Energy, Inc.
Vector	Vector Pipeline L.P.

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

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as "anticipate", "believe", "estimate", "expect", "forecast", "intend", "likely", "plan", "project", "target" and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; expected supply of, demand for, exports of and prices of crude oil, natural gas, natural gas liquids (NGL), liquefied natural gas (LNG), renewable natural gas (RNG) and renewable energy; energy evolution and lower-carbon energy, and our approach thereto; our sustainability goals, practices and performance; industry and market conditions; anticipated utilization of our assets; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission, Gas Distribution and Storage, and Renewable Power Generation businesses; the characteristics, anticipated benefits, financing and timing of our acquisitions, dispositions and other transactions, including the anticipated benefits of the acquisitions of three US gas utilities (US Gas Utilities) from Dominion Energy, Inc. (the Acquisitions); expected future actions of regulators and courts; government trade policies and potential impacts of potential and announced tariffs, duties, fees, economic sanctions, or other trade measures and the timing thereof; expected costs, benefits and in-service dates related to announced projects and projects under construction; expected capital expenditures; investable capacity and capital allocation priorities; expected equity funding requirements for our commercially secured growth program; expected future growth, development and expansion opportunities; expected optimization and efficiency opportunities; expectations about our joint venture partners' ability to complete and finance projects under construction; our ability to successfully integrate the US Gas Utilities; expected closing of acquisitions, dispositions and other transactions and the timing thereof; toll and rate case discussions and proceedings and anticipated timeline and impact therefrom, including those relating to the Gas Distribution and Storage and Gas Transmission businesses; operational, industry, regulatory, climate change and other risks associated with our businesses; and our assessment of the potential impact of the various risk factors identified herein.

Although we believe these forward-looking statements are reasonable based on the information available on the date such statements are made and processes used to prepare the information, such statements are not guarantees of future performance and readers are cautioned against placing undue reliance on forward-looking statements. By their nature, these statements involve a variety of assumptions, known and unknown risks and uncertainties and other factors, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Material assumptions include the following: the expected supply of, demand for, export of and prices of crude oil, natural gas, NGL, LNG, RNG and renewable energy; anticipated utilization of our assets; exchange rates; inflation; interest rates; tariffs and trade policies; availability and price of labor and construction materials; the stability of our supply chain; operational reliability; maintenance of support and regulatory approvals for our projects and transactions; anticipated in-service dates; weather; the timing, terms and closing of acquisitions, dispositions and other transactions; the realization of anticipated benefits of transactions, including the Acquisitions; governmental legislation; litigation; estimated future dividends and impact of our dividend policy on our future cash flows; our credit ratings; capital project funding; hedging program; expected earnings before interest, income taxes, and depreciation and amortization (EBITDA); expected earnings/(loss); expected future cash flows; and expected distributable cash flow. Assumptions regarding the expected supply of and demand for crude oil, natural gas, NGL, LNG, RNG and renewable energy, and the prices of these commodities, are material to and underlie all forward-looking statements, as they may impact current and future levels of demand for our services. Similarly, exchange rates, inflation, interest rates and tariffs impact the economies and business environments in which we operate and may impact levels of demand for our services and cost of inputs and are therefore inherent in all forward-looking statements. The most relevant assumptions associated with forward-looking statements regarding announced projects and projects under construction, including estimated completion dates and expected capital expenditures, include the following: the availability and price of labor and construction materials; the stability of our supply chain; the effects of inflation and foreign exchange rates on labor and material costs; the effects of interest rates on borrowing costs; the impact of weather; and customer, government, court and regulatory approvals on construction and in-service schedules and cost recovery regimes.

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities; operating performance; legislative and regulatory parameters; litigation; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom (including the anticipated benefits from the Acquisitions); evolving government trade policies, including potential and announced tariffs, duties, fees, economic sanctions or other trade measures; operational dependence on third parties; dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; inflation; interest rates; commodity prices; access to and cost of capital; our ability to maintain adequate insurance in the future at commercially reasonable rates and terms; political decisions; global geopolitical conflicts and conditions; and the supply of, demand for and prices of commodities and other alternative energy, including but not limited to, those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and US securities regulators. The impact of any one assumption, risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent, and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
	2026	2025
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	13,192	9,549
Gas distribution sales	4,139	3,699
Transportation and other services	5,026	5,254
Total operating revenues (Note 3)	22,357	18,502
Operating expenses
Commodity costs	13,163	9,335
Gas distribution costs	1,968	1,616
Operating and administrative	2,568	2,471
Depreciation and amortization	1,433	1,408
Total operating expenses	19,132	14,830
Operating income	3,225	3,672
Income from equity investments	541	729
Other income/(expense) (Note 10)	(179)	120
Interest expense	(1,222)	(1,334)
Earnings before income taxes	2,365	3,187
Income tax expense	(587)	(697)
Earnings	1,778	2,490
Earnings attributable to noncontrolling interests and redeemable noncontrolling interest	—	(126)
Earnings attributable to controlling interests	1,778	2,364
Preference share dividends	(107)	(103)
Earnings attributable to common shareholders	1,671	2,261
Earnings per common share attributable to common shareholders (Note 5)	0.77	1.04
Diluted earnings per common share attributable to common shareholders (Note 5)	0.76	1.03

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2026	2025
(unaudited; millions of Canadian dollars)
Earnings	1,778	2,490
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	2	(25)
Loss on net investment hedges (Note 8)	(248)	(34)
Other comprehensive income/(loss) from equity investees and other investments	(20)	12
Excluded components of fair value hedges	—	4
Reclassification to earnings of loss on cash flow hedges	2	6
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(5)	(7)
Foreign currency translation adjustments	1,258	119
Other comprehensive income, net of tax	989	75
Comprehensive income	2,767	2,565
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	(18)	(128)
Comprehensive income attributable to controlling interests	2,749	2,437
Preference share dividends	(107)	(103)
Comprehensive income attributable to common shareholders	2,642	2,334

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended
	March 31,
	2026	2025
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning and end of period	6,818	6,818
Common shares
Balance at beginning of period	71,876	71,738
Shares issued on exercise of stock options	12	32
Shares issued on vesting of restricted stock units (RSU)	55	38
Balance at end of period	71,943	71,808
Additional paid-in capital
Balance at beginning of period	242	275
Stock-based compensation	37	49
Stock options exercised	(17)	(27)
Vested RSUs	(94)	(68)
Balance at end of period	168	229
Deficit
Balance at beginning of period	(21,284)	(20,046)
Earnings attributable to controlling interests	1,778	2,364
Preference share dividends	(107)	(103)
Redemption value adjustment attributable to redeemable noncontrolling interest	2	—
Balance at end of period	(19,611)	(17,785)
Accumulated other comprehensive income (Note 7)
Balance at beginning of period	4,681	7,115
Other comprehensive income attributable to common shareholders, net of tax	971	73
Balance at end of period	5,652	7,188
Total Enbridge Inc. shareholders' equity	64,970	68,258
Noncontrolling interests
Balance at beginning of period	2,855	2,993
Earnings/(loss) attributable to noncontrolling interests	(13)	126
Other comprehensive income attributable to noncontrolling interests, net of tax
Change in unrealized gain on cash flow hedges	—	1
Foreign currency translation adjustments	18	1
	18	2
Comprehensive income attributable to noncontrolling interests	5	128
Distributions	(82)	(100)
Contributions	6	5
Other	(2)	(4)
Balance at end of period	2,782	3,022
Total equity	67,752	71,280
Dividends paid per common share	0.97	0.94

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2026	2025
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	1,778	2,490
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	1,433	1,408
Deferred income tax expense	271	304
Unrealized derivative fair value (gain)/loss, net	893	(92)
Income from equity investments	(541)	(729)
Distributions from equity investments	462	557
Other	(33)	14
Changes in operating assets and liabilities	(1,921)	(899)
Net cash provided by operating activities	2,342	3,053
Investing activities
Capital expenditures	(2,439)	(1,723)
Long-term, restricted and other investments	(503)	(304)
Distributions from equity investments in excess of cumulative earnings	213	184
Additions to intangible assets	(76)	(60)
Proceeds from disposition of equity investments	—	130
Other	(20)	(16)
Net cash used in investing activities	(2,825)	(1,789)
Financing activities
Net change in short-term borrowings	458	330
Net change in commercial paper and credit facility draws	(1,692)	967
Debenture and term note issues, net of issue costs	4,746	2,777
Debenture and term note repayments	(67)	(2,742)
Contributions from noncontrolling interests	6	5
Distributions to noncontrolling interests	(82)	(100)
Contributions from redeemable noncontrolling interest	6	—
Distributions to redeemable noncontrolling interest	(17)	—
Common shares issued, net of issue costs	—	5
Preference share dividends	(107)	(102)
Common share dividends	(2,116)	(2,054)
Net change in affiliate loans	30	—
Other	(54)	(36)
Net cash provided by/(used in) financing activities	1,111	(950)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	22	8
Net change in cash and cash equivalents and restricted cash	650	322
Cash and cash equivalents and restricted cash at beginning of period[1]	1,320	2,000
Cash and cash equivalents and restricted cash at end of period[1]	1,970	2,322

The accompanying notes are an integral part of these interim consolidated financial statements.

1 As at March 31, 2026 and December 31, 2025, long-term restricted cash of $149 million (March 31, 2025 - $109 million) and $143 million (December 31, 2024 - $105 million), respectively, was included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2026	December 31, 2025
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	1,635	1,094
Restricted cash	186	83
Trade receivables and unbilled revenues	10,440	7,081
Other current assets	4,645	3,230
Accounts receivable from affiliates	107	86
Inventory	1,846	1,621
	18,859	13,195
Property, plant and equipment, net	134,408	131,598
Long-term investments	21,955	21,264
Restricted long-term investments and cash (Note 8)	1,329	1,293
Deferred amounts and other assets	11,031	11,149
Intangible assets, net	4,003	3,991
Goodwill	35,765	35,284
Deferred income taxes	851	701
Total assets	228,201	218,475

Liabilities and equity
Current liabilities
Short-term borrowings	1,488	1,030
Trade payables and accrued liabilities	9,811	7,555
Other current liabilities	5,721	6,174
Accounts payable to affiliates	49	38
Interest payable	1,212	1,176
Current portion of long-term debt	5,030	5,031
	23,311	21,004
Long-term debt	103,007	98,963
Other long-term liabilities	12,383	12,302
Deferred income taxes	21,012	20,282
	159,713	152,551
Contingencies (Note 11)
Redeemable noncontrolling interest	736	736
Equity
Share capital
Preference shares	6,818	6,818
Common shares (2,184 and 2,182 outstanding at March 31, 2026 and December 31, 2025, respectively)	71,943	71,876
Additional paid-in capital	168	242
Deficit	(19,611)	(21,284)
Accumulated other comprehensive income (Note 7)	5,652	4,681
Total Enbridge Inc. shareholders’ equity	64,970	62,333
Noncontrolling interests	2,782	2,855
	67,752	65,188
Total liabilities and equity	228,201	218,475

The accompanying notes are an integral part of these interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Enbridge Inc. ("we", "our", "us" and "Enbridge") have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and Regulation S-X for interim consolidated financial information. They do not include all of the information and notes required by US GAAP for annual consolidated financial statements and should therefore be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2025. In the opinion of management, the interim consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim consolidated financial statements follow the same significant accounting policies as those included in our audited consolidated financial statements for the year ended December 31, 2025. Amounts are stated in Canadian dollars unless otherwise noted.

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

2. CHANGES IN ACCOUNTING POLICIES

FUTURE ACCOUNTING POLICY CHANGES

Disaggregation of Income Statement Expenses

Accounting Standards Update (ASU) 2024-03 was issued in November 2024 to improve financial reporting by requiring entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU requires entities to disclose 1) the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) depreciation, depletion and amortization recognized as part of oil and gas producing activities, (f) expense reimbursements included in a relevant expense caption, and (g) selling expenses, and 2) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective January 1, 2027, with interim period disclosure requirements effective after January 1, 2028 and can be applied either prospectively or retrospectively. The additional note disclosures will be included in our December 31, 2027 annual consolidated financial statements and in our interim financial statements beginning in 2028.

3. REVENUE

REVENUE FROM CONTRACTS WITH CUSTOMERS

Major Products and Services

Three months ended March 31, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,795	1,471	63	—	—	4,329
Storage and other revenue	62	187	155	—	—	404
Gas distribution sales	—	—	4,113	—	—	4,113
Electricity revenue	—	—	—	77	—	77
Commodity sales	—	38	7	—	—	45
Total revenue from contracts with customers	2,857	1,696	4,338	77	—	8,968
Commodity sales	12,539	49	—	—	559	13,147
Other revenue[1,2]	66	30	52	94	—	242
Intersegment revenue	—	6	18	3	(27)	—
Total revenue	15,462	1,781	4,408	174	532	22,357

Three months ended March 31, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	3,105	1,480	74	—	—	4,659
Storage and other revenue	68	173	157	—	—	398
Gas distribution sales	—	—	3,654	—	—	3,654
Electricity revenue	—	—	—	42	—	42
Commodity sales	—	24	—	—	—	24
Total revenue from contracts with customers	3,173	1,677	3,885	42	—	8,777
Commodity sales	8,934	37	—	—	554	9,525
Other revenue[1,2]	77	(7)	53	77	—	200
Intersegment revenue	—	8	18	1	(27)	—
Total revenue	12,184	1,715	3,956	120	527	18,502

1
Includes realized and unrealized gains and losses from our hedging program which for the three months ended March 31, 2026 were net nil (2025 - $99 million gain).
2
Includes revenues from lease contracts for the three months ended March 31, 2026 and 2025 of $166 million and $158 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at March 31, 2026	3,915	213	2,561
Balance as at December 31, 2025	3,799	315	2,765

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenues recognized during the three months ended March 31, 2026 included in contract liabilities at the beginning of the period were $248 million. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three months ended March 31, 2026 were $121 million.

Performance Obligations

There were no material revenues recognized in the three months ended March 31, 2026 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations

Total revenues from performance obligations expected to be fulfilled in future periods is $57.2 billion, of which $7.3 billion and $8.1 billion are expected to be recognized during the remaining nine months ending December 31, 2026 and the year ending December 31, 2027, respectively.

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

Recognition and Measurement of Revenues

Three months ended March 31, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	38	36	22	96
Revenues from products and services transferred over time[1]	2,857	1,658	4,302	55	8,872
Total revenue from contracts with customers	2,857	1,696	4,338	77	8,968

Three months ended March 31, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	24	36	—	60
Revenues from products and services transferred over time[1]	3,173	1,653	3,849	42	8,717
Total revenue from contracts with customers	3,173	1,677	3,885	42	8,777

1
Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

Three months ended March 31, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	15,462	1,781	4,408	174	21,825
Commodity and gas distribution costs	(12,623)	(19)	(1,977)	—	(14,619)
Operating and administrative	(1,107)	(551)	(774)	(86)	(2,518)
Income from equity investments	225	232	—	87	544
Other income	—	127	52	13	192
Earnings before interest, income taxes and depreciation and amortization	1,957	1,570	1,709	188	5,424
Eliminations and Other					(404)
Depreciation and amortization					(1,433)
Interest expense					(1,222)
Earnings before income taxes					2,365

Three months ended March 31, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	12,184	1,715	3,956	120	17,975
Commodity and gas distribution costs	(8,850)	(11)	(1,634)	3	(10,492)
Operating and administrative	(1,128)	(524)	(772)	(78)	(2,502)
Income from equity investments	368	232	1	132	733
Other income	19	61	49	46	175
Earnings before interest, income taxes and depreciation and amortization	2,593	1,473	1,600	223	5,889
Eliminations and Other					40
Depreciation and amortization					(1,408)
Interest expense					(1,334)
Earnings before income taxes					3,187

1 Primarily relates to public utilities that are subject to regulation.

2 Refer to Note 3 - Revenue for a reconciliation of segment Operating revenues to the Consolidated Statements of Earnings.

Capital Expenditures1

Three months ended March 31,	2026	2025
(millions of Canadian dollars)
Liquids Pipelines	411	309
Gas Transmission	942	604
Gas Distribution and Storage	708	661
Renewable Power Generation	424	145
Eliminations and Other	—	35
	2,485	1,754

1
Capital expenditures are cash basis plus equity component of the allowance for funds used during construction.

Property, Plant and Equipment

	March 31, 2026	December 31, 2025
(millions of Canadian dollars)
Liquids Pipelines	52,149	51,689
Gas Transmission	36,748	35,421
Gas Distribution and Storage	40,277	39,644
Renewable Power Generation	4,882	4,439
Eliminations and Other	352	405
	134,408	131,598

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

NUMERATOR

The numerator used in calculating both basic and diluted earnings per share equals Earnings attributable to common shareholders per the Consolidated Statements of Earnings, less Redemption value adjustment attributable to redeemable noncontrolling interest per the Consolidated Statements of Changes in Equity.

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

Weighted average shares outstanding used to calculate basic and diluted earnings per common share are as follows:

	Three months ended March 31,
	2026	2025
(number of shares in millions)
Weighted average shares outstanding	2,182	2,179
Effect of dilutive options and RSUs	6	6
Diluted weighted average shares outstanding	2,188	2,185

For the three months ended March 31, 2026 and 2025, 2.3 million and 3.1 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $69.76 and $60.45, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE

On May 5, 2026, our Board of Directors declared the following quarterly dividends. All dividends are payable on June 1, 2026 to shareholders of record on May 15, 2026.

Dividend per share
Common Shares	$0.9700
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.32513
Preference Shares, Series D	$0.33825
Preference Shares, Series F	$0.34613
Preference Shares, Series G1	$0.29616
Preference Shares, Series H	$0.38200
Preference Shares, Series I2	$0.27159
Preference Shares, Series L	US$0.36612
Preference Shares, Series N	$0.41850
Preference Shares, Series P	$0.36988
Preference Shares, Series R	$0.39463
Preference Shares, Series 1	US$0.41898
Preference Shares, Series 3	$0.33050
Preference Shares, Series 4[3]	$0.28797
Preference Shares, Series 5	US$0.41769
Preference Shares, Series 7	$0.37425
Preference Shares, Series 9	$0.35450
Preference Shares, Series 11	$0.34231
Preference Shares, Series 13	$0.33719
Preference Shares, Series 15	$0.35163
Preference Shares, Series 19	$0.38825

1
The quarterly dividend per share paid on Preference Shares, Series G was decreased to $0.29616 from $0.29836 on March 1, 2026 due to reset on a quarterly basis following the date of issuance.
2
The quarterly dividend per share paid on Preference Shares, Series I was decreased to $0.27159 from $0.27432 on March 1, 2026 due to reset on a quarterly basis following the date of issuance.
3
The quarterly dividend per share paid on Preference Shares, Series 4 was decreased to $0.28797 from $0.29034 on March 1, 2026 due to reset on a quarterly basis following the date of issuance.

6. DEBT

CREDIT FACILITIES

The following table provides details of our committed credit facilities as at March 31, 2026:

	Maturity[1]	Total Facility	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2027-2049	8,040	5,905	2,135
Enbridge (U.S.) Inc.	2027-2030	10,493	3,772	6,721
Enbridge Pipelines Inc.	2027	2,000	847	1,153
Enbridge Gas Inc.	2027	2,500	1,490	1,010
Total committed credit facilities		23,033	12,014	11,019

1
Maturity date is inclusive of the one-year term out option for certain credit facilities.
2
Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In addition to the committed credit facilities noted above, we maintain $1.6 billion of uncommitted demand letter of credit facilities, of which $923 million was unutilized as at March 31, 2026. As at December 31, 2025, we had $1.6 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to our commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2027 to 2049.

As at March 31, 2026 and December 31, 2025, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $10.5 billion and $12.1 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES

During the three months ended March 31, 2026, we completed the following long-term debt issuances totaling $2.0 billion and US$2.0 billion:

Company	Issuance Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2026	3.57%	medium-term notes due February 2031	$850
	February 2026	4.35%	medium-term notes due February 2036	$850
	February 2026	5.10%	medium-term notes due February 2056	$300
	March 2026	4.85%	senior notes due March 2031	US$1,000
	March 2026	5.45%	senior notes due March 2036	US$1,000

LONG-TERM DEBT REPAYMENTS

During the three months ended March 31, 2026, we completed the following long-term debt repayment totaling US$50 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Public Service Company of North Carolina, Incorporated
	January 2026	6.99%	debentures	US$50

SUBORDINATED TERM NOTES

As at March 31, 2026 and December 31, 2025, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had a principal value of $16.2 billion and $16.0 billion, respectively.

FAIR VALUE ADJUSTMENT

As at March 31, 2026 and December 31, 2025, the fair value adjustments to decrease total debt assumed in historical acquisitions were $440 million and $430 million, respectively.

DEBT COVENANTS

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at March 31, 2026, we were in compliance with all such debt covenant provisions.

7. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated other comprehensive income (AOCI) attributable to our common shareholders for the three months ended March 31, 2026 and 2025 are as follows:

	Cash Flow Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2026	462	(1,614)	5,372	25	436	4,681
Other comprehensive income/(loss) retained in AOCI	3	(248)	1,240	(20)	—	975
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	2	—	—	—	—	2
Amortization of pension and OPEB actuarial gain[2]	—	—	—	—	(9)	(9)
	5	(248)	1,240	(20)	(9)	968
Tax impact
Income tax on amounts retained in AOCI	(1)	—	—	—	—	(1)
Income tax on amounts reclassified to earnings	—	—	—	—	4	4
	(1)	—	—	—	4	3
Balance as at March 31, 2026	466	(1,862)	6,612	5	431	5,652

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2025	407	(14)	(2,033)	8,452	1	302	7,115
Other comprehensive income/(loss) retained in AOCI	(35)	(6)	(34)	118	12	—	55
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	8	—	—	—	—	—	8
Foreign exchange contracts[3]	—	12	—	—	—	—	12
Amortization of pension and OPEB actuarial gain[2]	—	—	—	—	—	(9)	(9)
	(27)	6	(34)	118	12	(9)	66
Tax impact
Income tax on amounts retained in AOCI	9	1	—	—	—	—	10
Income tax on amounts reclassified to earnings	(2)	(3)	—	—	—	2	(3)
	7	(2)	—	—	—	2	7
Balance as at March 31, 2025	387	(10)	(2,067)	8,570	13	295	7,188

1
Reported within Interest expense in the Consolidated Statements of Earnings.
2
These components are included in the computation of net periodic benefit credit and are reported within Other income/(expense) in the Consolidated Statements of Earnings.
3
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

Interest Rate Risk

Our earnings, and cash flows are exposed to short-term interest rate variability due to the regular repricing of our variable rate debt, primarily commercial paper. We have a policy of limiting the maximum floating rate debt to 30% of total debt outstanding. We monitor and adjust our debt portfolio mix of fixed and variable rate debt instruments along with the use of derivative instruments, to support compliance with our policy. We have implemented a program to partially mitigate the impact of short-term interest rate volatility on interest expense via the execution of floating-to-fixed interest rate swaps and costless collars. These swaps have an average fixed rate of 3.0%.

We are exposed to changes in the fair value of fixed rate debt that arise as a result of changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in fair value. Executed fixed-to-floating interest rate swaps have an average swap rate of 3.4%.

Our earnings, cash flows and OCI are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. A combination of qualifying and non-qualifying forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. We have established a program including some of our subsidiaries to partially mitigate our exposure to long-term interest rate variability on forecasted term debt issuances via execution of floating-to-fixed interest rate swaps with an average swap rate of 3.6%.

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

March 31, 2026	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	30	30	(16)	14
Interest rate contracts	36	17	18	71	(22)	49
Commodity contracts	—	—	1,497	1,497	(1,253)	244
	36	17	1,545	1,598	(1,291)	307
Deferred amounts and other assets
Foreign exchange contracts	—	—	33	33	(28)	5
Interest rate contracts	11	—	134	145	(52)	93
Commodity contracts	—	—	76	76	(27)	49
	11	—	243	254	(107)	147
Other current liabilities
Foreign exchange contracts	—	—	(508)	(508)	16	(492)
Interest rate contracts	—	—	(28)	(28)	22	(6)
Commodity contracts	—	—	(1,825)	(1,825)	1,253	(572)
	—	—	(2,361)	(2,361)	1,291	(1,070)
Other long-term liabilities
Foreign exchange contracts	—	—	(1,087)	(1,087)	28	(1,059)
Interest rate contracts	—	(68)	(51)	(119)	52	(67)
Commodity contracts	—	—	(113)	(113)	27	(86)
	—	(68)	(1,251)	(1,319)	107	(1,212)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(1,532)	(1,532)	—	(1,532)
Interest rate contracts	47	(51)	73	69	—	69
Commodity contracts	—	—	(365)	(365)	—	(365)
	47	(51)	(1,824)	(1,828)	—	(1,828)

December 31, 2025	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	27	27	(17)	10
Interest rate contracts	79	5	22	106	(37)	69
Commodity contracts	—	—	458	458	(192)	266
	79	5	507	591	(246)	345
Deferred amounts and other assets
Foreign exchange contracts	—	—	52	52	(24)	28
Interest rate contracts	9	—	108	117	(27)	90
Commodity contracts	—	—	124	124	(20)	104
	9	—	284	293	(71)	222
Other current liabilities
Foreign exchange contracts	—	—	(364)	(364)	17	(347)
Interest rate contracts	(9)	—	(39)	(48)	37	(11)
Commodity contracts	—	—	(300)	(300)	192	(108)
	(9)	—	(703)	(712)	246	(466)
Other long-term liabilities
Foreign exchange contracts	—	—	(819)	(819)	24	(795)
Interest rate contracts	—	(34)	(50)	(84)	27	(57)
Commodity contracts	—	—	(92)	(92)	20	(72)
	—	(34)	(961)	(995)	71	(924)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(1,104)	(1,104)	—	(1,104)
Interest rate contracts	79	(29)	41	91	—	91
Commodity contracts	—	—	190	190	—	190
	79	(29)	(873)	(823)	—	(823)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments:

March 31, 2026	2026	2027	2028	2029	2030	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	1,012	—	—	—	—	—	1,012
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	5,014	5,321	4,332	2,358	1,110	360	18,495
Foreign exchange contracts - US dollar collars - sell (millions of US dollars)	135	180	120	—	—	—	435
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	21	32	—	—	—	—	53
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	90	81	67	66	65	64	433
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	4,799	5,346	4,720	3,500	6,313	1,704	26,382
Interest rate contracts - receive fixed rate (millions of Canadian dollars)	3,008	3,997	3,996	3,998	3,997	28,976	47,972
Interest rate contracts - long-term pay fixed rate (millions of Canadian dollars)[1]	1,660	648	—	—	—	—	2,308
Interest rate contracts - costless collar (millions of Canadian dollars)	1,504	1,854	79	—	—	—	3,437
Commodity contracts - natural gas (billions of cubic feet)[2]	109	81	32	13	6	—	241
Commodity contracts - crude oil (millions of barrels)[2]	(6)	(5)	1	1	1	—	(8)
Commodity contracts - power (megawatt per hour (MW/H))	144	85	55	29	(2)	(2)	31³

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

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Unrealized loss on derivative	(22)	(42)
Unrealized gain on hedged item	22	50
Realized gain on derivative	3	61
Realized loss on hedged item	(3)	(74)

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and comprehensive income, before the effect of income taxes:

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Interest rate contracts	3	(35)
Commodity contracts	—	1
Fair value hedges
Foreign exchange contracts	—	(6)
	3	(40)
Amount of loss reclassified from AOCI to earnings
Foreign exchange contracts¹	—	12
Interest rate contracts²	2	8
	2	20

1
Reported within Interest expense and Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.

We estimate that a gain of $4 million from AOCI related to open cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is two years as at March 31, 2026.

Non-Qualifying Derivatives

The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Foreign exchange contracts[1]	(428)	38
Interest rate contracts[2]	32	(73)
Commodity contracts[3]	(544)	122
Other contracts[4]	—	(3)
Total unrealized derivative fair value gain/(loss), net	(940)	84

1
Reported within Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.
3
For the respective three months ended periods, reported within Transportation and other services revenues (2026 - $8 million loss; 2025 - $86 million gain), Commodity sales (2026 - $376 million loss; 2025 - $24 million loss), Commodity costs (2026 - $95 million loss; 2025 - $70 million gain) and Operating and administrative expense (2026 - $18 million loss; 2025 - $2 million loss) in the Consolidated Statements of Earnings. The fair value change in our US Gas Utilities is deferred as regulatory assets/(liabilities) (2026 - $47 million loss; 2025 - $8 million loss).
4
Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities and long-term debt, which includes debentures and medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain significant liquidity through committed credit facilities with a diversified group of banks and institutions which enables us to fund all anticipated requirements through extended periods of market disruptions without accessing the capital markets. We were in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at March 31, 2026. As a result, all credit facilities are available to us and the banks are obligated to fund us under the terms of the facilities. We also identify other potential sources of debt and equity funding alternatives, including reinstatement of our dividend reinvestment and share purchase plan or at-the-market equity issuances.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	March 31, 2026	December 31, 2025
(millions of Canadian dollars)
Canadian financial institutions	175	200
US financial institutions	1,152	260
European financial institutions	65	57
Asian financial institutions	49	39
Other[1]	375	302
	1,816	858

1
Other is comprised of commodity clearing house and crude oil, natural gas and power counterparties.

As at March 31, 2026, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at March 31, 2026 and December 31, 2025.

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

Level 1

Level 1 includes financial instruments measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date. An active market for a financial instrument is considered to be a market where transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Our Level 1 instruments consist primarily of exchange-traded derivatives used to mitigate the risk of crude oil price fluctuations and US and Canadian treasury bills. We also hold restricted long-term investments in exchange-traded funds and common shares in trusts in accordance with the regulatory requirements of the Canada Energy Regulator (CER) under the Land Matters Consultation Initiative (LMCI), to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro properties are abandoned.

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

Fair Value of Derivatives

We have categorized our derivative assets and liabilities measured at fair value as follows:

March 31, 2026	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	30	—	30
Interest rate contracts	—	71	—	71
Commodity contracts	884	88	525	1,497
	884	189	525	1,598
Long-term derivative assets
Foreign exchange contracts	—	33	—	33
Interest rate contracts	—	145	—	145
Commodity contracts	4	5	67	76
	4	183	67	254
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(508)	—	(508)
Interest rate contracts	—	(28)	—	(28)
Commodity contracts	(1,212)	(102)	(511)	(1,825)
	(1,212)	(638)	(511)	(2,361)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,087)	—	(1,087)
Interest rate contracts	—	(119)	—	(119)
Commodity contracts	(8)	(37)	(68)	(113)
	(8)	(1,243)	(68)	(1,319)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,532)	—	(1,532)
Interest rate contracts	—	69	—	69
Commodity contracts	(332)	(46)	13	(365)
	(332)	(1,509)	13	(1,828)

December 31, 2025	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	27	—	27
Interest rate contracts	—	106	—	106
Commodity contracts	70	59	329	458
	70	192	329	591
Long-term derivative assets
Foreign exchange contracts	—	52	—	52
Interest rate contracts	—	117	—	117
Commodity contracts	—	7	117	124
	—	176	117	293
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(364)	—	(364)
Interest rate contracts	—	(48)	—	(48)
Commodity contracts	(55)	(68)	(177)	(300)
	(55)	(480)	(177)	(712)
Long-term derivative liabilities
Foreign exchange contracts	—	(819)	—	(819)
Interest rate contracts	—	(84)	—	(84)
Commodity contracts	—	(11)	(81)	(92)
	—	(914)	(81)	(995)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,104)	—	(1,104)
Interest rate contracts	—	91	—	91
Commodity contracts	15	(13)	188	190
	15	(1,026)	188	(823)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

March 31, 2026	Fair Value	Unobservable Input	Minimum Price/ Volatility	Maximum Price/ Volatility	Weighted Average Price/Volatility	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial¹
Natural gas	5	Forward gas price	3.25	9.00	4.50	$/mmbtu[2]
Crude	(24)	Forward crude price	81.37	145.47	110.32	$/barrel
NGL	—	Forward NGL price				$/gallon
Power	(19)	Forward power price	27.00	152.72	73.54	$/MW/H
Commodity contracts - physical¹
Natural gas	17	Forward gas price	0.77	17.66	3.73	$/mmbtu[2]
Crude	(78)	Forward crude price	63.91	148.51	124.50	$/barrel
NGL	—	Forward NGL price				$/gallon
Power	(12)	Forward power price	27.08	162.93	80.68	$/MW/H
Commodity options[3]
Natural gas	124	Forward gas price	3.77	15.14	8.49	$/mmbtu[2]
		Price volatility	3%	74%	53%
	13

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

Changes in the net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Level 3 net derivative asset/(liability) at beginning of period	188	(52)
Total gain/(loss), unrealized
Included in earnings¹	(101)	23
Included in OCI	—	2
Included in regulatory assets/liabilities	(107)	(45)
Settlements	33	129
Level 3 net derivative asset at end of period	13	57

1
Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at March 31, 2026 or December 31, 2025.

Net Investment Hedges

We currently have designated a portion of our US dollar-denominated debt as a hedge of our net investment in US dollar-denominated investments and subsidiaries.

During the three months ended March 31, 2026 and 2025, we recognized unrealized foreign exchange losses of $248 million and gains of $47 million, respectively, on the translation of US dollar-denominated debt, in OCI. During the three months ended March 31, 2026 and 2025, we recognized realized losses of nil and $81 million, respectively, associated with the settlement of US dollar-denominated debt that had matured during the period, in OCI.

Fair Value of Other Financial Instruments

Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $188 million and $185 million as at March 31, 2026 and December 31, 2025, respectively.

We have restricted long-term investments and cash held in trust for the purpose of funding pipeline abandonment in accordance with the CER's regulatory requirements under the LMCI, to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro properties are abandoned. Information regarding these investments is as follows:

	March 31, 2026	December 31, 2025
(millions of Canadian dollars)
Fair value
Level 1	903	877
Level 2	426	416
Total fair value[1]	1,329	1,293

Cost
Level 1	783	744
Level 2	437	426
Total cost	1,220	1,170

1 Investments are classified as available-for-sale, recognized at fair value and included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Unrealized holding gains/(losses)	(11)	16

Purchases	(73)	(103)
Sales	32	77
Net purchases[1]	(41)	(26)

1 The resulting net cash flow impact is presented under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

We have a wholly-owned captive insurance subsidiary whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures of our operating subsidiaries and certain equity investments. As at March 31, 2026, our investments in debt securities held by our captive insurance subsidiary had a fair value of $1.3 billion (December 31, 2025 - $1.2 billion) and cost of $1.3 billion (December 31, 2025 - $1.2 billion). These investments in debt securities are recognized at fair value, classified as Level 2 in the fair value hierarchy, respectively, and are recorded in Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding losses of $20 million for the three months ended March 31, 2026, respectively (2025 - gains of $1 million).

As at March 31, 2026, the maturities for our investments in debt securities were as follows:

	Total	Less than 1 year	5 years	10 years	Thereafter
(millions of Canadian dollars)
Fair value of debt securities	1,251	86	813	280	72

As at March 31, 2026 and December 31, 2025, our long-term debt, including finance lease liabilities, had a carrying value before debt issuance costs of $108.5 billion and $104.4 billion, respectively, and a fair value of $107.4 billion and $102.7 billion, respectively.

The fair value of financial assets and liabilities other than derivative instruments, certain long-term investments in other entities, restricted long-term investments, investments held by our captive insurance subsidiary and long-term debt described above approximate their carrying value due to the short period to maturity.

9. INCOME TAXES

The effective income tax rates for the three months ended March 31, 2026 and 2025 were 24.8% and 21.9%, respectively.

The period-over-period increase in the effective income tax rate was due to higher US minimum tax and the absence of US investment tax credits in 2026, partially offset by the effect of rate-regulated accounting for income taxes, mainly driven by the Reaccelerated Investment Incentive Property rules enacted in March 2026 as part of Bill C-15 (45-1), Budget Implementation Act, No. 1, relative to the lower earnings over the comparative period.

10. OTHER INCOME/(EXPENSE)

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Realized foreign currency loss	(1)	(182)
Unrealized foreign currency gain/(loss)	(437)	55
Net defined pension and OPEB credit	69	72
Other	190	175
	(179)	120

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

Our insurance policies are generally renewed annually. and premiums, terms, policy limits and/or deductibles can vary substantially based on factors like market conditions. We can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. In such a case, we may decide to self-insure additional risks.

In the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among entities on an equitable basis based on an insurance allocation agreement we have entered into with us and other subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in Part I. Item 1. Financial Statements of this quarterly report on Form 10-Q and our consolidated financial statements and the accompanying notes included in Part II. Item 8. Financial Statements and Supplementary Data of our annual report on Form 10-K for the year ended December 31, 2025.

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

RECENT DEVELOPMENTS

GAS TRANSMISSION RATE PROCEEDINGS

East Tennessee

East Tennessee Natural Gas, LLC (East Tennessee) filed a rate case on April 29, 2025. On May 29, 2025, the Federal Energy Regulatory Commission (FERC) issued an order accepting and suspending tariff records, subject to refund, conditions, and establishing hearing procedures. In compliance with the order, East Tennessee made a filing to implement the rates to be effective November 1, 2025, subject to refund. On April 23, 2026, East Tennessee reached a settlement in principle with all parties in the proceeding. A settlement agreement is expected to be filed with the FERC during the second quarter of 2026 and will be subject to FERC approval.

Maritimes & Northeast

The toll settlement agreement for Maritimes & Northeast Pipeline Limited Partnership Canada (M&N Canada) expired in December 2025. M&N Canada reached a toll settlement with shippers for the effective period from January 1, 2026 to December 31, 2027. On December 15, 2025, M&N Canada filed the 2026–2027 toll settlement agreement with the Canada Energy Regulator (CER), which was approved on March 10, 2026, as filed.

Vector

Vector Pipeline L.P. (Vector) filed a rate case on May 30, 2025. On June 30, 2025, the FERC issued an order accepting and suspending tariff records filed in this rate case. In compliance with the order, Vector placed the proposed tariff rates into effect on July 1, 2025. On July 1, 2025, the chief administrative law judge issued an order consolidating Vector’s outstanding review of rates initiated by the FERC in 2024 with Vector’s May 30, 2025 rate case filing. In February 2026, Vector reached a settlement in principle with all active participants that resolves all issues in the consolidated rate case. On March 4, 2026, Vector filed a motion to place Phase 1 Settlement Rates into effect as of April 1, 2026, which was approved on March 5, 2026. On March 12, 2026, Vector filed the settlement agreement for the FERC's review and approval.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

Enbridge Gas Ontario

In relation to Enbridge Gas Inc. (Enbridge Gas Ontario)'s application with the Ontario Energy Board (OEB) to establish a 2024-2028 Incentive Regulation rate setting framework, undertaken in three phases, Enbridge Gas Ontario continues to appeal the OEB's Phase 1 findings on depreciation, equity thickness, and undepreciated capital through Ontario courts, with hearing dates scheduled in 2026.

In March 2026, the OEB issued a decision approving the settlement proposal for Phase 3 of Enbridge Gas Ontario's application, which addressed cost allocation and the harmonization of rates, rate classes, and services. The remaining non-ratemaking Phase 3 matters will be addressed through a written hearing process, with a decision expected in 2026. The implementation of Phase 3, which is anticipated to occur in 2027, is not expected to impact earnings.

FINANCING UPDATE

In February 2026, we closed a three-tranche offering consisting of five, ten and thirty-year medium-term notes, for an aggregate principal amount of $2.0 billion, which mature in February 2031, 2036, and 2056, respectively.

In March 2026, we closed a two-tranche offering consisting of five and ten-year senior notes for an aggregate principal amount of US$2.0 billion, which mature in March 2031 and 2036, respectively.

These financing activities, in combination with the financing activities executed in 2025, provide significant liquidity that we expect will enable us to fund our current portfolio of capital projects and other operating working capital requirements through potential periods of extended market disruption without requiring access to the capital markets, should market access be restricted or pricing be unattractive. Refer to Liquidity and Capital Resources.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	1,957	2,593
Gas Transmission	1,570	1,473
Gas Distribution and Storage	1,709	1,600
Renewable Power Generation	188	223
Eliminations and Other	(404)	40
Earnings before interest, income taxes and depreciation and amortization[1]	5,020	5,929
Depreciation and amortization	(1,433)	(1,408)
Interest expense	(1,222)	(1,334)
Income tax expense	(587)	(697)
Earnings attributable to noncontrolling interests and redeemable noncontrolling interest	—	(126)
Preference share dividends	(107)	(103)
Earnings attributable to common shareholders	1,671	2,261
Earnings per common share attributable to common shareholders	0.77	1.04
Diluted earnings per common share attributable to common shareholders	0.76	1.03

1
Non-GAAP financial measure. Refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

Earnings attributable to common shareholders were negatively impacted by $478 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized derivative fair value loss of $743 million ($571 million after-tax) in 2026, compared with a net unrealized loss of $17 million ($13 million after-tax) in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks; partially offset by
•
earnings attributable to noncontrolling interests of $84 million ($66 million after-tax) as a result of increased allocation of non-cash losses to our partner at the Chapman Ranch Wind Farm, reflecting the application of contractual arrangements.

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

After taking into consideration the factors above, the remaining $112 million decrease in earnings attributable to common shareholders is primarily explained by:

•
lower contribution from our Liquids Pipelines segment as a result of higher Mainline earnings sharing, lower Mainline tolls on Line 9 deliveries, the absence in 2026 of equity earnings attributable to a litigation settlement, and lower contributions from the Flanagan South Pipeline; and
•
higher income tax expense, excluding tax on infrequent or non-operating factors discussed above, mainly due to the absence in 2026 of investment tax credits; partially offset by
•
higher contribution from our Gas Distribution and Storage segment due to higher distribution margin and higher storage optimization and pricing at Enbridge Gas Ontario, and higher base rates for Enbridge Gas Utah; and
•
higher contributions from our Gas Transmission segment primarily due to favorable contracting on US Gas Transmission assets and higher revenues from Aitken Creek Gas Storage Facility (Aitken Creek) and British Columbia (BC) Pipeline.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,957	2,593

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

EBITDA was negatively impacted by $318 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net unrealized loss of $352 million in 2026, compared with a net unrealized gain of $6 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks.

After taking into consideration the factors above, the remaining $318 million decrease is primarily explained by the following significant business factors:

•
lower Mainline and Market Access contributions as a result of higher earnings sharing, lower Mainline tolls on Line 9 deliveries, and lower contributions from the Flanagan South Pipeline;
•
the absence in 2026 of equity earnings attributable to a litigation settlement; and
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

GAS TRANSMISSION

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,570	1,473

Three months ended March 31, 2026 compared with the three months ended March 31, 2025

EBITDA was positively impacted by $97 million, primarily explained by the following significant business factors:

•
favorable contracting on our US Gas Transmission assets; and
•
higher revenues from Aitken Creek and BC Pipeline due to favorable storage spreads and tolls, respectively; partially offset by
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

GAS DISTRIBUTION AND STORAGE

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,709	1,600

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

EBITDA was positively impacted by $109 million, primarily explained by the following significant business factors:

•
higher distribution margin resulting from rate escalators and higher storage optimization and pricing at Enbridge Gas Ontario; and
•
higher base rates for Enbridge Gas Utah and Enbridge Gas North Carolina due to recent rate cases; partially offset by
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

RENEWABLE POWER GENERATION

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	188	223

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

EBITDA was negatively impacted by $35 million, primarily explained by the following significant business factors:

•
the absence in 2026 of equity earnings related to Fox Squirrel Solar investment tax credits; partially offset by
•
higher contributions from European offshore wind facilities due to stronger wind resources.

ELIMINATIONS AND OTHER

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	(404)	40

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

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

EBITDA was negatively impacted by $595 million due to certain infrequent or non-operating factors, primarily explained by a non-cash, net unrealized loss of $439 million in 2026, compared with a net unrealized gain of $109 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

After taking into consideration the non-operating factor above, the remaining $151 million increase in EBITDA is primarily explained by lower realized foreign exchange losses on hedge settlements in 2026.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our material commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
LIQUIDS PIPELINES
	Mainline Optimization				Pre-
1.	Phase 1	100%	US$1.4 billion	US$100 million	construction	2027
				No significant
	Southern Illinois			expenditures to	Pre-
2.	Connector	100%[3]	US$0.5 billion	date	construction	2028
				No significant
				expenditures to	Pre-
3.	Pelican CO2 Hub	50%	US$0.3 billion	date	construction	2029
GAS TRANSMISSION
	Texas Eastern
4.	Modernization	100%	US$0.4 billion	US$295 million	Various stages	2026
	T-North Expansion				Under
5.	(Aspen Point)	100%[4]	$1.2 billion	$913 million	construction	2026
6.	Tennessee Ridgeline Expansion	100%	US$1.4 billion	US$800 million	Under construction	2026
7.	Woodfibre LNG[5]	30%	US$2.9 billion	US$1.8 billion	Under construction	2027
8.	T-South Expansion (Sunrise)	100%[4]	$4.0 billion	$683 million	Pre-construction	2028
	T-North Expansion				Pre-
9.	(Birch Grove)	100%[4]	$0.4 billion	$27 million	construction	2028
10.	Canyon System Pipelines	100%	US$1.0 billion	US$217 million	Pre-construction	2029
	Algonquin Gas			No significant
	Transmission			expenditures to	Pre-
11.	Enhancement	100%	US$0.3 billion	date	construction	2029
				No significant
	USGC Storage Growth			expenditures to	Pre-
12.	Program	100%	US$0.8 billion	date	construction	2028 - 2033
GAS DISTRIBUTION AND STORAGE
13.	Moriah Energy Center[6]	100%	US$0.6 billion	US$387 million	Under construction	2027
14.	T-15 Reliability Project[6,7]	100%	US$0.7 billion	US$144 million	Pre-construction	2027 - 2028
RENEWABLE POWER GENERATION
15.	Sequoia Solar	100%	US$1.1 billion	US$919 million	Various stages	2026
16.	Clear Fork Solar	100%	US$0.9 billion	US$323 million	Under construction	2027
17.	Easter	100%	US$0.4 billion	US$139 million	Under construction	2026 - 2027
					Pre-
18.	Cowboy Phase 1	100%	US$1.2 billion	US$36 million	construction	2027
				No significant
				expenditures to	Pre-
19.	Cone	100%	US$0.7 billion	date	construction	2027
	Courseulles		$1.0 billion	$460 million	Under
20.	Offshore Wind[8]	21.7%	(€0.6 billion)	(€311 million)	construction	2027

1
These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2
Expenditures to date and status of the project are determined as at March 31, 2026.
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
6
Previously approved projects that were acquired by Enbridge through the acquisition of Public Service Company of North Carolina, Incorporated.
7
Includes approved capital costs for the second phase of the project which involves installation of additional compression to add capacity and is expected to go into service in 2028.
8
Our investment is approximately $0.3 billion, with the remainder financed through non-recourse project level debt.

A full description of each of our material projects is provided in our annual report on Form 10-K for the year ended December 31, 2025. Material updates that have occurred since the date of filing of our Form 10-K are discussed below.

GAS TRANSMISSION

•
T-South Expansion (Sunrise) - In April 2026, the project received a positive decision from the Government of Canada’s Governor in Council and the CER issued a certificate for the project. Construction is expected to begin in the third quarter of 2026 following the satisfaction of pre-construction conditions.

•
USGC Storage Growth Program - In addition to the expansions of our Egan Hub and Moss Bluff natural gas storage facilities in the US Gulf Coast, we sanctioned a 25 billion cubic foot expansion of our Tres Palacios Gas Storage facility. The development includes three new caverns and ancillary support infrastructure and is expected to enter service ratably from 2028 to 2030.

RENEWABLE POWER GENERATION

•
Cone - A 300-megawatt onshore wind project in the Southwest Power Pool market near Lubbock, Texas fully contracted under a long-term offtake agreement. This project will qualify for US tax credits and has an expected in-service date in 2027.

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

In the near term, we generally expect to utilize cash from operations together with commercial paper issuances and/or credit facility draws and the proceeds of capital market offerings to fund liabilities as they become due, finance capital expenditures and acquisitions and fund debt retirements. We target to maintain significant liquidity through securement of committed credit facilities with a diversified group of banks and financial institutions to enable us to fund all anticipated requirements through periods of extended market disruptions without accessing the capital markets.

We have signed capital obligation contracts for the purchase of services, pipe and other materials totaling approximately $5.3 billion, which are expected to be paid over the next five years.

Our financing plan is regularly updated to reflect evolving capital requirements and financial market conditions and identifies a variety of potential sources of debt and equity funding alternatives.

CAPITAL MARKET ACCESS

We enable access to capital markets, subject to market conditions, through maintenance of shelf prospectuses in the US and Canada that allow for issuances of long-term debt, equity and other forms of long-term capital when market conditions are attractive.

Credit Facilities and Liquidity

To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at March 31, 2026:

	Maturity[1]	Total Facility	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2027-2049	8,040	5,905	2,135
Enbridge (U.S.) Inc.	2027-2030	10,493	3,772	6,721
Enbridge Pipelines Inc.	2027	2,000	847	1,153
Enbridge Gas Inc.	2027	2,500	1,490	1,010
Total committed credit facilities		23,033	12,014	11,019

1
Maturity date is inclusive of the one-year term out option for certain credit facilities.
2
Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In addition to the committed credit facilities noted above, we maintain $1.6 billion of uncommitted demand letter of credit facilities, of which $923 million was unutilized as at March 31, 2026. As at December 31, 2025, we had $1.6 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized.

As at March 31, 2026, our net available liquidity totaled $12.7 billion (December 31, 2025 - $10.8 billion), consisting of available credit facilities of $11.0 billion (December 31, 2025 - $9.7 billion) and unrestricted cash and cash equivalents of $1.6 billion (December 31, 2025 - $1.1 billion) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at March 31, 2026, we were in compliance with all such debt covenant provisions.

LONG-TERM DEBT ISSUANCES

During the three months ended March 31, 2026, we completed the following long-term debt issuances totaling $2.0 billion and US$2.0 billion:

Company	Issuance Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2026	3.57%	medium-term notes due February 2031	$850
	February 2026	4.35%	medium-term notes due February 2036	$850
	February 2026	5.10%	medium-term notes due February 2056	$300
	March 2026	4.85%	senior notes due March 2031	US$1,000
	March 2026	5.45%	senior notes due March 2036	US$1,000

LONG-TERM DEBT REPAYMENTS

During the three months ended March 31, 2026, we completed the following long-term debt repayment totaling US$50 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Public Service Company of North Carolina, Incorporated
	January 2026	6.99%	debentures	US$50

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

There are no material restrictions on our cash. Total restricted cash of $186 million, as reported in the Consolidated Statements of Financial Position, primarily includes reinsurance security, cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at March 31, 2026 and December 31, 2025, we had positive and negative working capital positions of $0.6 billion and $2.8 billion, respectively. During the three months ended March 31, 2026, the major contributing factor to the positive working capital position was an increase in receivables and unbilled revenues related to seasonal fluctuations, while during the year ended December 31, 2025, the major contributing factor to the negative working capital position was the current liabilities associated with our growth capital program.

SOURCES AND USES OF CASH

	Three months ended March 31,
	2026	2025
(millions of Canadian dollars)
Operating activities	2,342	3,053
Investing activities	(2,825)	(1,789)
Financing activities	1,111	(950)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	22	8
Net change in cash and cash equivalents and restricted cash	650	322

Significant sources and uses of cash for the three months ended March 31, 2026 and 2025 are summarized below:

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

Investing Activities

Cash used in investing activities includes capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Cash used in investing activities is also impacted by acquisitions, dispositions and changes in contributions to, and distributions from, our equity investments. The increase in cash used in investing activities period-over-period was primarily due to higher capital expenditures in 2026 when compared to the same period in 2025.

Financing Activities

Cash provided by financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, and share redemptions. Cash provided by financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests and redeemable noncontrolling interest. The increase in cash provided by financing activities period-over-period was primarily due to:

•
higher long-term debt issuances and lower long-term debt repayments in 2026 when compared to the same period in 2025; partially offset by
•
net commercial paper and credit facility repayments in 2026 when compared to net draws during the same period in 2025.

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
5.50% Notes due 2040
7.38% Notes due 2045

1
As at March 31, 2026, the aggregate outstanding principal amount of SEP notes was approximately US$1.7 billion.
2
As at March 31, 2026, the aggregate outstanding principal amount of EEP notes was approximately US$1.9 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
1.60% Senior Notes due 2026	3.20% Senior Notes due 2027
5.90% Senior Notes due 2026	5.70% Senior Notes due 2027
4.25% Senior Notes due 2026	3.55% Senior Notes due 2028
5.25% Senior Notes due 2027	4.90% Senior Notes due 2028
3.70% Senior Notes due 2027	6.10% Senior Notes due 2028
4.60% Senior Notes due 2028	Floating Rate Senior Notes due 2028
6.00% Senior Notes due 2028	2.99% Senior Notes due 2029
4.20% Senior Notes due 2028	4.21% Senior Notes due 2030
5.30% Senior Notes due 2029	3.90% Senior Notes due 2030
3.13% Senior Notes due 2029	7.22% Senior Notes due 2030
4.90% Senior Notes due 2030	3.57% Senior Notes due 2031
6.20% Senior Notes due 2030	7.20% Senior Notes due 2032
4.50% Senior Notes due 2031	6.10% Sustainability-Linked Senior Notes due 2032
4.85% Senior Notes due 2031	5.36% Sustainability-Linked Senior Notes due 2033
5.70% Sustainability-Linked Senior Notes due 2033	3.10% Sustainability-Linked Senior Notes due 2033
2.50% Sustainability-Linked Senior Notes due 2033	4.73% Senior Notes due 2034
5.63% Senior Notes due 2034	4.56% Senior Notes due 2035
5.55% Senior Notes due 2035	5.57% Senior Notes due 2035
5.20% Senior Notes due 2035	4.35% Senior Notes due 2036
5.45% Senior Notes due 2036	5.75% Senior Notes due 2039
4.50% Senior Notes due 2044	5.12% Senior Notes due 2040
5.50% Senior Notes due 2046	4.24% Senior Notes due 2042
4.00% Senior Notes due 2049	4.57% Senior Notes due 2044
3.40% Senior Notes due 2051	4.87% Senior Notes due 2044
6.70% Senior Notes due 2053	4.10% Senior Notes due 2051
5.95% Senior Notes due 2054	6.51% Senior Notes due 2052
5.76% Senior Notes due 2053
5.32% Senior Notes due 2054
5.10% Senior Notes due 2056
4.56% Senior Notes due 2064

1
As at March 31, 2026, the aggregate outstanding principal amount of the Enbridge US dollar-denominated notes was approximately US$21.8 billion.
2
As at March 31, 2026, the aggregate outstanding principal amount of the Enbridge Canadian dollar-denominated notes was approximately $16.5 billion.

Rules 3-10 and 13-01 of the US SEC Regulation S-X, together with Exchange Act Rule 12h-5, provide an exemption from the reporting requirements of the Exchange Act for fully consolidated subsidiary issuers of guaranteed securities and subsidiary guarantors and allow for summarized financial information in lieu of filing separate financial statements for each of the Partnerships.

The following Summarized Combined Statement of Earnings and Summarized Combined Statements of Financial Position combine the balances of SEP, EEP and Enbridge.

Summarized Combined Statement of Earnings

Three months ended March 31,	2026
(millions of Canadian dollars)
Operating loss	(39)
Earnings	164
Earnings attributable to common shareholders	57

Summarized Combined Statements of Financial Position

	March 31, 2026	December 31, 2025
(millions of Canadian dollars)
Cash and cash equivalents	930	391
Accounts receivable from affiliates	4,321	3,873
Short-term loans receivable from affiliates	6,317	6,239
Other current assets	392	467
Long-term loans receivable from affiliates	48,748	46,858
Other long-term assets	2,149	1,994
Accounts payable to affiliates	2,239	2,079
Short-term loans payable to affiliates	2,319	2,082
Trade payables and accrued liabilities	304	537
Other current liabilities	5,078	6,990
Long-term loans payable to affiliates	34,991	34,488
Other long-term liabilities	72,068	67,004

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
•
was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or
•
intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

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

Under the terms of the guarantee agreement and applicable supplemental indentures, the guarantees of either of the Partnerships of any Guaranteed Enbridge Notes will be unconditionally released and discharged automatically upon the occurrence of any of the following events:

•
any direct or indirect sale, exchange or transfer, whether by way of merger, sale or transfer of equity interests or otherwise, to any person that is not an affiliate of Enbridge, of any of Enbridge’s direct or indirect limited partnership or other equity interests in that Partnership as a result of which the Partnership ceases to be a consolidated subsidiary of Enbridge;
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

LEGAL AND OTHER UPDATES

LINE 5 EASEMENT (BAD RIVER BAND)

This is a federal lawsuit in the US District Court for the Western District of Wisconsin (District Court) initiated by the Bad River Band of the Lake Superior Tribe of Chippewa Indians (the Band) in July 2019. The case concerns Enbridge’s continued operation of the Line 5 pipeline and right-of-way across the Bad River Reservation (the Reservation).

The Band asserts claims in trespass and public nuisance and seeks an order prohibiting Enbridge from operating Line 5 across the Reservation, along with monetary compensation for past and ongoing use of Reservation lands. Enbridge disputes the availability of shutdown and removal remedies and asserts, among other things, that federal pipeline safety law preempts such relief, that continued operations do not present an imminent threat, and that treaty‑and foreign‑affairs considerations limit the remedies available.

In August 2022, the Government of Canada released a statement formally invoking the dispute settlement provisions of the Agreement Between the US and Canada Concerning Transit Pipelines, 28 U.S.T. 7449 (1977) (1977 Transit Pipelines Treaty) in respect of this litigation, expressing its concerns about the uninterrupted transmission of hydrocarbons through Line 5.

On September 7, 2022, the District Court issued a decision on cross-motions for summary judgment that resolved several claims and determined that Enbridge is in trespass on certain Reservation parcels, while declining to order an immediate shut-down or removal of the pipeline. A trial was held in October to November 2022 on the remaining issues, including nuisance, injunctive relief, and the appropriate monetary remedy for trespass.

In June 2023, the District Court issued a final order awarding US$5.1 million as compensation for past trespass, requiring ongoing quarterly payments while Line 5 operates without valid rights-of-way, imposing monitoring and shutdown requirements, and ordering Line 5 to cease operating on any parcel lacking a valid right-of-way by June 16, 2026.

Enbridge and the Band have filed a consolidated appeal and cross appeal in the US Court of Appeals for the Seventh Circuit (Seventh Circuit) addressing liability and remedies. Upon request by the Seventh

Circuit, the US Government filed a brief in the appeal as amicus curiae to address the effect of the 1977 Transit Pipelines Treaty. The District Court has stayed the June 2026 shutdown order pending the appellate decision by the Seventh Circuit, expected in 2026.

MICHIGAN LINE 5 DUAL PIPELINES - STRAITS OF MACKINAC EASEMENT

Michigan Attorney General Lawsuit

In 2019, the Michigan Attorney General initiated legal action in the Michigan Ingham County Circuit Court (Michigan Circuit Court) seeking to invalidate the 1953 easement that authorizes the operation of Enbridge's Line 5 pipeline in the Straits of Mackinac. The Michigan Attorney General's case was later removed to US federal court, as the federal court found the removal was proper.

In June 2024, the US Court of Appeals for the Sixth Circuit (Sixth Circuit) ruled that the case should proceed in state court. Enbridge's request for a rehearing was denied in August 2024. Oral argument on long-standing cross motions for summary disposition was held in January 2025 in the Michigan Circuit Court. The case is stayed until the Sixth Circuit issues a decision in the pending appeal in the Enbridge Lawsuit discussed below.

Separately, in January 2025, Enbridge petitioned the US Supreme Court to review the Sixth Circuit's decision regarding the initial removal of the case to US federal court. The US Supreme Court granted the petition in June 2025. Oral argument was held on February 24, 2026. On April 22, 2026, the US Supreme Court issued its decision, ruling that the 30-day removal timeline is mandatory and there is no equitable tolling. The case will remain in Michigan Circuit Court.

Enbridge Lawsuit

In November 2020, in response to the Governor of Michigan’s revocation of the 1953 easement that authorizes the operation of Enbridge’s Line 5 pipeline in the Straits of Mackinac, and her related lawsuit (which she later dismissed voluntarily when her case was removed to federal court), Enbridge filed a complaint in the US District Court in the Western District for Michigan (US District Court) seeking declaratory and injunctive relief to prevent the Governor of Michigan and Director of the Michigan Department of Natural Resources (Michigan State Officials) from interfering with the continued operation of Line 5. The Government of Canada has reiterated its support for the pipeline, emphasizing the relevance of the 1977 Transit Pipelines Treaty and the matter's importance to Canada.

In January 2022, Michigan State Officials moved to dismiss the case, and Enbridge filed for summary judgment. In July 2024, the US District Court denied the state's motion to dismiss, prompting an immediate appeal to the Sixth Circuit. The case was stayed pending the outcome of the appeal. In April 2025, the Sixth Circuit affirmed the US District Court's ruling and a petition for rehearing en banc was denied in June 2025, following which the case was administratively transferred back to the US District Court and Michigan State Officials filed their Answer to Enbridge's complaint. Subsequently, the Michigan State Officials petitioned the US Supreme Court to review the Sixth Circuit’s decision affirming the US District Court’s denial of the Michigan State Officials’ motion to dismiss; the petition was denied on March 30, 2026.

A case management order was issued in July 2025, setting out a briefing schedule for Enbridge's summary judgment motion and the state's motion to abstain. In September 2025, the US filed a statement of interest in the case. Briefing concluded in October 2025 and oral argument was held in

November 2025.

In December 2025, the US District Court entered judgment in Enbridge's favor and denied the Michigan State Officials motion to abstain or stay the federal action. In January 2026, the Michigan State Officials filed an appeal, and shortly thereafter in the Michigan Circuit Court, Enbridge and the Michigan Attorney General filed a stipulation to stay the Michigan Attorney General Lawsuit, pending the Sixth Circuit's decision. Briefing at the Sixth Circuit is scheduled to be completed in June 2026, followed by oral argument, with a decision expected later in 2026 or early 2027.

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

CHANGES IN ACCOUNTING POLICIES

Refer to Part I. Item 1. Financial Statements - Note 2 - Changes in Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2025. We believe our exposure to market risk has not changed materially since then.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at March 31, 2026, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025, which could materially affect our financial condition or future results. There have been no material modifications to those risk factors, other than as set forth below.

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

In addition, increased environmental activism against energy infrastructure could lead to work delays, reduced demand for our services, new or stricter legislation or public policy, or denial or delay of permits and rights-of-way. We also face risks related to international relations and geopolitical events, including military escalation in key energy-producing regions such as Venezuela, Iran and the Middle East. Factors such as political, economic, or social instability, trade disputes, increased tariffs, legal and regulatory changes, disruption of international shipping routes and shifts in political leadership can lead to volatility in commodity prices and affect energy availability and costs.

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

The announcement and imposition of tariffs by the US, together with potential, announced or implemented retaliatory tariffs by other governments on imports from the US, and other potential measures, including duties, fees, economic sanctions or other trade measures, as well as the potential impacts of these tariffs and trade measures, present significant risks to our business operations and financial results. Tariffs announced by the US (which are in addition to any pre-existing tariffs) which may impact our business operations include, among others:

•
tariff on Canadian goods that are non-compliant under the United States-Mexico-Canada Agreement (USMCA) (excludes crude oil, natural gas and natural gas liquids);
•
global tariffs on steel and aluminum; and
•
other periodic retaliatory tariffs on Canada.

Several of the US tariff announcements have been followed by announcements of limited exemptions, temporary pauses on implementation dates and litigation. In response to the US tariff announcements, certain governments have threatened or announced retaliatory measures against the US and/or are in the process of negotiating with the US on tariff agreements. In addition, while in February 2026, the US Supreme Court ruled that the US President did not have authority to impose certain tariffs and trade measures on an "emergency" basis, the US administration is pursuing other means of imposing tariffs. These announcements and activities have led to significant uncertainty and market volatility.

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

ITEM 5. OTHER INFORMATION

OFFICERS AND DIRECTORS TRADING ARRANGEMENTS

Certain of our officers and directors have made elections to participate in, and are participating in, our compensation and benefit plans involving Enbridge securities, such as our 401(k) plan and directors' compensation plan, and may from time to time make elections which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the first quarter of 2026, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Each exhibit identified below is included as a part of this quarterly report. Exhibits included in this filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description
10.1*	Enbridge Inc. Directors’ Compensation Plan dated February 11, 2026, effective January 1, 2026
22.1*	Subsidiary Guarantors
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	May 8, 2026	By:	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)