Form 10-Q
period 2026-06-30
ENBRIDGE INC
filed 2026-07-31
CIK 895728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 2,184,085,509 common shares outstanding as at July 24, 2026.

GLOSSARY

"we", "our", "us" and "Enbridge"	Enbridge Inc.
AOCI	Accumulated other comprehensive income/(loss)
Army Corps	the US Army Corps of Engineers
East Tennessee	East Tennessee Natural Gas, LLC
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EIS	Environmental Impact Statement
Enbridge Gas Ontario	Enbridge Gas Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
OCI	Other comprehensive income/(loss)
OPEB	Other postretirement benefit obligations
SEP	Spectra Energy Partners, LP
Texas Eastern	Texas Eastern Transmission, LP
the Partnerships	Spectra Energy Partners, LP and Enbridge Energy Partners, L.P.
US	United States of America
US Gas Utilities / the Acquisitions	Enbridge Inc.'s acquisitions of three US gas utilities from Dominion Energy, Inc.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	22,585	8,124	35,777	17,673
Gas distribution sales	1,841	1,763	5,980	5,462
Transportation and other services	4,892	4,989	9,918	10,243
Total operating revenues (Note 3)	29,318	14,876	51,675	33,378
Operating expenses
Commodity costs	22,080	8,008	35,243	17,343
Gas distribution costs	538	548	2,506	2,164
Operating and administrative	2,361	2,310	4,929	4,781
Depreciation and amortization	1,429	1,391	2,862	2,799
Impairment of long-lived assets	—	330	—	330
Total operating expenses	26,408	12,587	45,540	27,417
Operating income	2,910	2,289	6,135	5,961
Income from equity investments	532	510	1,073	1,239
Other income/(expense) (Note 10)	(35)	1,369	(214)	1,489
Interest expense	(1,395)	(1,181)	(2,617)	(2,515)
Earnings before income taxes	2,012	2,987	4,377	6,174
Income tax expense	(442)	(666)	(1,029)	(1,363)
Earnings	1,570	2,321	3,348	4,811
Earnings attributable to noncontrolling interests and redeemable noncontrolling interest	(69)	(42)	(69)	(168)
Earnings attributable to controlling interests	1,501	2,279	3,279	4,643
Preference share dividends	(105)	(102)	(212)	(205)
Earnings attributable to common shareholders	1,396	2,177	3,067	4,438
Earnings per common share attributable to common shareholders (Note 5)	0.64	1.00	1.41	2.04
Diluted earnings per common share attributable to common shareholders (Note 5)	0.64	1.00	1.40	2.03

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(unaudited; millions of Canadian dollars)
Earnings	1,570	2,321	3,348	4,811
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	17	11	19	(14)
Gain/(loss) on net investment hedges (Note 8)	(247)	447	(495)	413
Other comprehensive income/(loss) from equity investees and other investments	3	9	(17)	21
Excluded components of fair value hedges	—	10	—	14
Reclassification to earnings of loss on cash flow hedges	104	8	106	14
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(7)	(6)	(12)	(13)
Reclassification of actuarial gain on pension and OPEB from regulatory assets	—	49	—	49
Foreign currency translation adjustments	1,225	(3,534)	2,483	(3,415)
Other comprehensive income/(loss), net of tax	1,095	(3,006)	2,084	(2,931)
Comprehensive income/(loss)	2,665	(685)	5,432	1,880
Comprehensive (income)/loss attributable to noncontrolling interests and redeemable noncontrolling interest	(83)	20	(101)	(108)
Comprehensive income/(loss) attributable to controlling interests	2,582	(665)	5,331	1,772
Preference share dividends	(105)	(102)	(212)	(205)
Comprehensive income/(loss) attributable to common shareholders	2,477	(767)	5,119	1,567

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning and end of period	6,818	6,818	6,818	6,818
Common shares
Balance at beginning of period	71,943	71,808	71,876	71,738
Shares issued on exercise of stock options	6	14	18	46
Shares issued on vesting of restricted stock units (RSU)	—	1	55	39
Balance at end of period	71,949	71,823	71,949	71,823
Additional paid-in capital
Balance at beginning of period	168	229	242	275
Stock-based compensation	24	11	61	60
Stock options exercised	(5)	(13)	(22)	(40)
Vested RSUs	(4)	(1)	(98)	(69)
Balance at end of period	183	226	183	226
Deficit
Balance at beginning of period	(19,611)	(17,785)	(21,284)	(20,046)
Earnings attributable to controlling interests	1,501	2,279	3,279	4,643
Preference share dividends	(105)	(102)	(212)	(205)
Common share dividends declared	(2,120)	(2,055)	(2,120)	(2,055)
Redemption value adjustment attributable to redeemable noncontrolling interest	1	—	3	—
Balance at end of period	(20,334)	(17,663)	(20,334)	(17,663)
Accumulated other comprehensive income (Note 7)
Balance at beginning of period	5,652	7,188	4,681	7,115
Other comprehensive income/(loss) attributable to common shareholders, net of tax	1,081	(2,944)	2,052	(2,871)
Balance at end of period	6,733	4,244	6,733	4,244
Total Enbridge Inc. shareholders' equity	65,349	65,448	65,349	65,448
Noncontrolling interests
Balance at beginning of period	2,782	3,022	2,855	2,993
Earnings attributable to noncontrolling interests	56	42	43	168
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized loss on cash flow hedges	(2)	(2)	(2)	(1)
Foreign currency translation adjustments	16	(60)	34	(59)
	14	(62)	32	(60)
Comprehensive income/(loss) attributable to noncontrolling interests	70	(20)	75	108
Distributions	(98)	(95)	(180)	(195)
Contributions	4	2	10	7
Other	2	1	—	(3)
Balance at end of period	2,760	2,910	2,760	2,910
Total equity	68,109	68,358	68,109	68,358
Dividends paid per common share	0.97	0.94	1.94	1.88

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2026	2025
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	3,348	4,811
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	2,862	2,799
Deferred income tax expense	455	791
Unrealized derivative fair value loss/(gain), net	377	(1,375)
Income from equity investments	(1,073)	(1,239)
Distributions from equity investments	967	1,059
Impairment of long-lived assets	—	330
Other	204	(44)
Changes in operating assets and liabilities	(687)	(841)
Net cash provided by operating activities	6,453	6,291
Investing activities
Capital expenditures	(5,414)	(3,623)
Long-term, restricted and other investments	(713)	(1,380)
Distributions from equity investments in excess of cumulative earnings	397	384
Additions to intangible assets	(135)	(124)
Proceeds from disposition of equity investments	—	130
Other	(30)	(35)
Net cash used in investing activities	(5,895)	(4,648)
Financing activities
Net change in short-term borrowings	539	385
Net change in commercial paper and credit facility draws	503	(497)
Debenture and term note issues, net of issue costs	4,722	6,530
Debenture and term note repayments	(796)	(4,079)
Contributions from noncontrolling interests	10	7
Distributions to noncontrolling interests	(180)	(195)
Contributions from redeemable noncontrolling interest	11	—
Distributions to redeemable noncontrolling interest	(35)	—
Common shares issued, net of issue costs	—	6
Preference share dividends	(212)	(206)
Common share dividends	(4,236)	(4,109)
Net change in affiliate loans	30	25
Other	(68)	(33)
Net cash provided by/(used in) financing activities	288	(2,166)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	46	(55)
Net change in cash and cash equivalents and restricted cash	892	(578)
Cash and cash equivalents and restricted cash at beginning of period[1]	1,320	2,000
Cash and cash equivalents and restricted cash at end of period[1]	2,212	1,422

The accompanying notes are an integral part of these interim consolidated financial statements.

1 As at June 30, 2026 and December 31, 2025, long-term restricted cash of $142 million (June 30, 2025 - $136 million) and $143 million (December 31, 2024 - $105 million), respectively, was included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2026	December 31, 2025
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	2,012	1,094
Restricted cash	58	83
Trade receivables and unbilled revenues	9,846	7,081
Other current assets	4,115	3,230
Accounts receivable from affiliates	94	86
Inventory	1,595	1,621
	17,720	13,195
Property, plant and equipment, net	137,658	131,598
Long-term investments	22,331	21,264
Restricted long-term investments and cash (Note 8)	1,483	1,293
Deferred amounts and other assets	11,329	11,149
Intangible assets, net	3,971	3,991
Goodwill	36,215	35,284
Deferred income taxes	940	701
Total assets	231,647	218,475

Liabilities and equity
Current liabilities
Short-term borrowings	1,569	1,030
Trade payables and accrued liabilities	10,133	7,555
Other current liabilities	4,851	6,174
Accounts payable to affiliates	51	38
Interest payable	1,262	1,176
Current portion of long-term debt	6,711	5,031
	24,577	21,004
Long-term debt	103,852	98,963
Other long-term liabilities	12,714	12,302
Deferred income taxes	21,659	20,282
	162,802	152,551
Contingencies (Note 11)
Redeemable noncontrolling interest	736	736
Equity
Share capital
Preference shares	6,818	6,818
Common shares (2,184 and 2,182 outstanding at June 30, 2026 and December 31, 2025, respectively)	71,949	71,876
Additional paid-in capital	183	242
Deficit	(20,334)	(21,284)
Accumulated other comprehensive income (Note 7)	6,733	4,681
Total Enbridge Inc. shareholders’ equity	65,349	62,333
Noncontrolling interests	2,760	2,855
	68,109	65,188
Total liabilities and equity	231,647	218,475

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

3. REVENUE

REVENUE FROM CONTRACTS WITH CUSTOMERS

Major Products and Services

Three months ended June 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,720	1,462	73	—	—	4,255
Storage and other revenue	66	173	147	—	—	386
Gas distribution sales	—	—	1,830	—	—	1,830
Electricity revenue	—	—	—	77	—	77
Commodity sales	—	36	8	—	—	44
Total revenue from contracts with customers	2,786	1,671	2,058	77	—	6,592
Commodity sales	22,361	44	—	—	136	22,541
Other revenue[1,2]	74	—	24	87	—	185
Intersegment revenue	—	5	(1)	—	(4)	—
Total revenue	25,221	1,720	2,081	164	132	29,318

Three months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,895	1,349	63	—	—	4,307
Storage and other revenue	75	162	152	—	—	389
Gas distribution sales	—	—	1,735	—	—	1,735
Electricity revenue	—	—	—	52	—	52
Commodity sales	—	28	—	—	—	28
Total revenue from contracts with customers	2,970	1,539	1,950	52	—	6,511
Commodity sales	7,787	29	—	—	280	8,096
Other revenue[1,2]	80	32	67	90	—	269
Intersegment revenue	—	4	(1)	3	(6)	—
Total revenue	10,837	1,604	2,016	145	274	14,876

Six months ended June 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	5,515	2,933	136	—	—	8,584
Storage and other revenue	128	360	302	—	—	790
Gas distribution sales	—	—	5,943	—	—	5,943
Electricity revenue	—	—	—	154	—	154
Commodity sales	—	74	15	—	—	89
Total revenue from contracts with customers	5,643	3,367	6,396	154	—	15,560
Commodity sales	34,900	93	—	—	695	35,688
Other revenue[1,2]	140	30	76	181	—	427
Intersegment revenue	—	11	17	3	(31)	—
Total revenue	40,683	3,501	6,489	338	664	51,675

Six months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	6,000	2,829	125	—	—	8,954
Storage and other revenue	143	335	309	—	—	787
Gas distribution sales	—	—	5,401	—	—	5,401
Electricity revenue	—	—	—	94	—	94
Commodity sales	—	52	—	—	—	52
Total revenue from contracts with customers	6,143	3,216	5,835	94	—	15,288
Commodity sales	16,721	66	—	—	834	17,621
Other revenue[1,2]	157	25	120	167	—	469
Intersegment revenue	—	12	17	4	(33)	—
Total revenue	23,021	3,319	5,972	265	801	33,378

1
Includes realized and unrealized gains and losses from our hedging program which for the three months ended June 30, 2026 were a net $7 million gain (2025 - $33 million gain) and for the six months ended June 30, 2026 were a net $7 million gain (2025 - $132 million gain).
2
Includes revenues from lease contracts for the three months ended June 30, 2026 and 2025 of $156 million and $141 million, respectively, and for the six months ended June 30, 2026 and 2025 of $322 million and $299 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at June 30, 2026	2,968	232	2,574
Balance as at December 31, 2025	3,799	315	2,765

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenues recognized during the three and six months ended June 30, 2026 included in contract liabilities at the beginning of the period were $79 million and $327 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three and six months ended June 30, 2026 were $130 million and $251 million, respectively.

Performance Obligations

There were no material revenues recognized in the three and six months ended June 30, 2026 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations

Total revenues from performance obligations expected to be fulfilled in future periods is $57.6 billion, of which $5.1 billion and $8.6 billion are expected to be recognized during the remaining six months ending December 31, 2026 and the year ending December 31, 2027, respectively.

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

Recognition and Measurement of Revenues

Three months ended June 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	36	56	11	103
Revenues from products and services transferred over time[1]	2,786	1,635	2,002	66	6,489
Total revenue from contracts with customers	2,786	1,671	2,058	77	6,592

Three months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	28	31	7	66
Revenues from products and services transferred over time[1]	2,970	1,511	1,919	45	6,445
Total revenue from contracts with customers	2,970	1,539	1,950	52	6,511

Six months ended June 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	74	92	33	199
Revenues from products and services transferred over time[1]	5,643	3,293	6,304	121	15,361
Total revenue from contracts with customers	5,643	3,367	6,396	154	15,560

Six months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	52	67	15	134
Revenues from products and services transferred over time[1]	6,143	3,164	5,768	79	15,154
Total revenue from contracts with customers	6,143	3,216	5,835	94	15,288

1
Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

Three months ended June 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	25,221	1,720	2,081	164	29,186
Commodity and gas distribution costs	(21,924)	(33)	(547)	—	(22,504)
Operating and administrative	(985)	(564)	(710)	(87)	(2,346)
Income from equity investments	283	227	—	26	536
Other income	28	83	54	15	180
Earnings before interest, income taxes and depreciation and amortization	2,623	1,433	878	118	5,052
Eliminations and Other					(216)
Depreciation and amortization					(1,429)
Interest expense					(1,395)
Earnings before income taxes					2,012

Three months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	10,837	1,604	2,016	145	14,602
Commodity and gas distribution costs	(7,741)	(16)	(553)	1	(8,309)
Operating and administrative	(1,032)	(514)	(688)	(72)	(2,306)
Impairment of long-lived assets[3]	—	—	(330)	—	(330)
Income from equity investments	245	241	—	27	513
Other income	22	127	65	8	222
Earnings before interest, income taxes and depreciation and amortization	2,331	1,442	510	109	4,392
Eliminations and Other					1,167
Depreciation and amortization					(1,391)
Interest expense					(1,181)
Earnings before income taxes					2,987

Six months ended June 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	40,683	3,501	6,489	338	51,011
Commodity and gas distribution costs	(34,547)	(52)	(2,524)	—	(37,123)
Operating and administrative	(2,092)	(1,115)	(1,484)	(173)	(4,864)
Income from equity investments	508	459	—	113	1,080
Other income	28	210	106	28	372
Earnings before interest, income taxes and depreciation and amortization	4,580	3,003	2,587	306	10,476
Eliminations and Other					(620)
Depreciation and amortization					(2,862)
Interest expense					(2,617)
Earnings before income taxes					4,377

Six months ended June 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	23,021	3,319	5,972	265	32,577
Commodity and gas distribution costs	(16,591)	(27)	(2,187)	4	(18,801)
Operating and administrative	(2,160)	(1,038)	(1,460)	(150)	(4,808)
Impairment of long-lived assets[3]	—	—	(330)	—	(330)
Income from equity investments	613	473	1	159	1,246
Other income	41	188	114	54	397
Earnings before interest, income taxes and depreciation and amortization	4,924	2,915	2,110	332	10,281
Eliminations and Other					1,207
Depreciation and amortization					(2,799)
Interest expense					(2,515)
Earnings before income taxes					6,174

1
Primarily relates to public utilities that are subject to regulation.
2
Refer to Note 3 - Revenue for a reconciliation of segment Operating revenues to the Consolidated Statements of Earnings.
3
The Gas Distribution and Storage segment includes the impact of an impairment recognized for certain rate-regulated assets related to pension and other disallowances as a result of the Public Utilities Commission of Ohio's June 2025 order related to Enbridge Gas Ohio's rate case.

Capital Expenditures1

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Liquids Pipelines	443	284	854	593
Gas Transmission	1,438	691	2,380	1,295
Gas Distribution and Storage	748	735	1,456	1,396
Renewable Power Generation	409	214	833	359
Eliminations and Other	—	16	—	51
	3,038	1,940	5,523	3,694

1
Capital expenditures are cash basis plus equity component of the allowance for funds used during construction.

Property, Plant and Equipment

	June 30, 2026	December 31, 2025
(millions of Canadian dollars)
Liquids Pipelines	52,689	51,689
Gas Transmission	38,235	35,421
Gas Distribution and Storage	41,016	39,644
Renewable Power Generation	5,349	4,439
Eliminations and Other	369	405
	137,658	131,598

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

Weighted average shares outstanding used to calculate basic and diluted earnings per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(number of shares in millions)
Weighted average shares outstanding	2,184	2,180	2,183	2,180
Effect of dilutive options and RSUs	6	6	6	6
Diluted weighted average shares outstanding	2,190	2,186	2,189	2,186

For the three months ended June 30, 2025, 1.6 million of anti-dilutive stock options with a weighted average exercise price of $60.21 were excluded from the diluted earnings per common share calculation. There were no anti-dilutive stock options outstanding for the three months ended June 30, 2026.

For the six months ended June 30, 2026 and 2025, 1.1 million and 2.4 million, respectively, of anti-dilutive stock options with a weighted average exercise price of $69.76 and $60.37, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE

On July 27, 2026, our Board of Directors declared the following quarterly dividends. All dividends are payable on September 1, 2026 to shareholders of record on August 14, 2026.

Dividend per share
Common Shares	$0.9700
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.32513
Preference Shares, Series D	$0.33825
Preference Shares, Series F	$0.34613
Preference Shares, Series G1	$0.30247
Preference Shares, Series H	$0.38200
Preference Shares, Series I2	$0.27789
Preference Shares, Series L	US$0.36612
Preference Shares, Series N	$0.41850
Preference Shares, Series P	$0.36988
Preference Shares, Series R	$0.39463
Preference Shares, Series 1	US$0.41898
Preference Shares, Series 3	$0.33050
Preference Shares, Series 4[3]	$0.29427
Preference Shares, Series 5	US$0.41769
Preference Shares, Series 7	$0.37425
Preference Shares, Series 9	$0.35450
Preference Shares, Series 11	$0.34231
Preference Shares, Series 13	$0.33719
Preference Shares, Series 15	$0.35163
Preference Shares, Series 19	$0.38825

1
The quarterly dividend per share paid on Preference Shares, Series G was increased to $0.30247 from $0.29616 on June 1, 2026 due to the reset of the dividend on a quarterly basis.
2
The quarterly dividend per share paid on Preference Shares, Series I was increased to $0.27789 from $0.27159 on June 1, 2026 due to the reset of the dividend on a quarterly basis.

3
The quarterly dividend per share paid on Preference Shares, Series 4 was increased to $0.29427 from $0.28797 on June 1, 2026 due to the reset of the dividend on a quarterly basis.

6. DEBT

CREDIT FACILITIES

The following table provides details of our committed credit facilities as at June 30, 2026:

	Maturity[1]	Total Facility	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2027-2049	8,045	6,866	1,179
Enbridge (U.S.) Inc.	2027-2030	10,667	3,916	6,751
Enbridge Pipelines Inc.	2027	2,000	1,996	4
Enbridge Gas Inc.	2027	2,500	1,570	930
Total committed credit facilities		23,212	14,348	8,864

1
Maturity date is inclusive of the one-year term out option for certain credit facilities.
2
Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In July 2026, we renewed our 364-day extendible credit facilities, extending the maturity dates to July 2028, which includes a one-year term out provision from July 2027. We also renewed our five-year credit facilities, extending the maturity dates to July 2031. Further, we extended the maturity dates of our three-year credit facilities to July 2029.

In addition to the committed credit facilities noted above, we maintain $1.6 billion of uncommitted demand letter of credit facilities, of which $885 million was unutilized as at June 30, 2026. As at December 31, 2025, we had $1.6 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to our commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2027 to 2049.

As at June 30, 2026 and December 31, 2025, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $12.8 billion and $12.1 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES

During the six months ended June 30, 2026, we completed the following long-term debt issuances totaling $2.0 billion and US$2.0 billion:

Company	Issuance Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2026	3.57%	medium-term notes due February 2031	$850
	February 2026	4.35%	medium-term notes due February 2036	$850
	February 2026	5.10%	medium-term notes due February 2056	$300
	March 2026	4.85%	senior notes due March 2031	US$1,000
	March 2026	5.45%	senior notes due March 2036	US$1,000

LONG-TERM DEBT REPAYMENTS

During the six months ended June 30, 2026, we completed the following long-term debt repayments totaling $655 million, US$64 million and €22 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Gas Inc.
	June 2026	2.81%	medium-term notes	$250
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2026	3.98%	senior notes	US$14
Enbridge Pipelines Inc.
	May 2026	3.00%	medium-term notes[1]	$400
Enbridge Southern Lights LP
	June 2026	4.01%	senior notes	$5
Blauracke GmbH
	April 2026	2.10%	senior notes	€22
Public Service Company of North Carolina, Incorporated
	January 2026	6.99%	debentures	US$50

1
The notes carried an original maturity date of August 2026.

SUBORDINATED TERM NOTES

As at June 30, 2026 and December 31, 2025, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had an aggregate principal value of $16.4 billion and $16.0 billion, respectively.

FAIR VALUE ADJUSTMENT

As at June 30, 2026 and December 31, 2025, the fair value adjustments to decrease total debt assumed in historical acquisitions were $449 million and $430 million, respectively.

DEBT COVENANTS

Our credit facility agreements and term debt trust indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at June 30, 2026, we were in compliance with all such debt covenant provisions.

7. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated other comprehensive income (AOCI) attributable to our common shareholders for the six months ended June 30, 2026 and 2025 are as follows:

	Cash Flow Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2026	462	(1,614)	5,372	25	436	4,681
Other comprehensive income/(loss) retained in AOCI	28	(495)	2,449	(10)	—	1,972
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	142	—	—	—	—	142
Amortization of pension and OPEB actuarial gain[2]	—	—	—	—	(18)	(18)
	170	(495)	2,449	(10)	(18)	2,096
Tax impact
Income tax on amounts retained in AOCI	(7)	—	—	(7)	—	(14)
Income tax on amounts reclassified to earnings	(36)	—	—	—	6	(30)
	(43)	—	—	(7)	6	(44)
Balance as at June 30, 2026	589	(2,109)	7,821	8	424	6,733

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2025	407	(14)	(2,033)	8,452	1	302	7,115
Other comprehensive income/(loss) retained in AOCI	(15)	12	413	(3,356)	21	62	(2,863)
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	17	—	—	—	—	—	17
Foreign exchange contracts[3]	—	(3)	—	—	—	—	(3)
Amortization of pension and OPEB actuarial gain[2]	—	—	—	—	—	(14)	(14)
	2	9	413	(3,356)	21	48	(2,863)
Tax impact
Income tax on amounts retained in AOCI	2	(3)	—	—	—	(13)	(14)
Income tax on amounts reclassified to earnings	(3)	8	—	—	—	1	6
	(1)	5	—	—	—	(12)	(8)
Balance as at June 30, 2025	408	—	(1,620)	5,096	22	338	4,244

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

We are exposed to changes in the fair value of fixed rate debt that arise as a result of changes in market interest rates. Pay floating-receive fixed interest rate swaps are used, when applicable, to hedge against future changes to the fair value of fixed rate debt which mitigates the impact of fluctuations in fair value. Executed fixed-to-floating interest rate swaps have an average swap rate of 3.5%.

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

June 30, 2026	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	26	26	(20)	6
Interest rate contracts	54	31	40	125	(37)	88
Commodity contracts	—	—	939	939	(507)	432
	54	31	1,005	1,090	(564)	526
Deferred amounts and other assets
Foreign exchange contracts	—	—	28	28	(25)	3
Interest rate contracts	17	—	172	189	(103)	86
Commodity contracts	—	—	103	103	(42)	61
	17	—	303	320	(170)	150
Other current liabilities
Foreign exchange contracts	—	—	(645)	(645)	20	(625)
Interest rate contracts	—	(1)	(39)	(40)	37	(3)
Commodity contracts	—	—	(621)	(621)	507	(114)
	—	(1)	(1,305)	(1,306)	564	(742)
Other long-term liabilities
Foreign exchange contracts	—	—	(1,146)	(1,146)	25	(1,121)
Interest rate contracts	—	(98)	(70)	(168)	103	(65)
Commodity contracts	—	—	(108)	(108)	42	(66)
	—	(98)	(1,324)	(1,422)	170	(1,252)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(1,737)	(1,737)	—	(1,737)
Interest rate contracts	71	(68)	103	106	—	106
Commodity contracts	—	—	313	313	—	313
	71	(68)	(1,321)	(1,318)	—	(1,318)

December 31, 2025	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	27	27	(17)	10
Interest rate contracts	79	5	22	106	(37)	69
Commodity contracts	—	—	458	458	(192)	266
	79	5	507	591	(246)	345
Deferred amounts and other assets
Foreign exchange contracts	—	—	52	52	(24)	28
Interest rate contracts	9	—	108	117	(27)	90
Commodity contracts	—	—	124	124	(20)	104
	9	—	284	293	(71)	222
Other current liabilities
Foreign exchange contracts	—	—	(364)	(364)	17	(347)
Interest rate contracts	(9)	—	(39)	(48)	37	(11)
Commodity contracts	—	—	(300)	(300)	192	(108)
	(9)	—	(703)	(712)	246	(466)
Other long-term liabilities
Foreign exchange contracts	—	—	(819)	(819)	24	(795)
Interest rate contracts	—	(34)	(50)	(84)	27	(57)
Commodity contracts	—	—	(92)	(92)	20	(72)
	—	(34)	(961)	(995)	71	(924)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(1,104)	(1,104)	—	(1,104)
Interest rate contracts	79	(29)	41	91	—	91
Commodity contracts	—	—	190	190	—	190
	79	(29)	(873)	(823)	—	(823)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments:

June 30, 2026	2026	2027	2028	2029	2030	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	1,227	—	—	—	—	—	1,227
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	4,166	5,681	4,572	2,838	1,590	498	19,345
Foreign exchange contracts - US dollar collars - sell (millions of US dollars)	90	360	240	120	—	—	810
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	13	32	—	—	—	—	45
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	46	81	67	66	65	64	389
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	5,041	8,995	8,368	7,146	6,054	2,681	38,285
Interest rate contracts - receive fixed rate (millions of Canadian dollars)	4,495	8,942	8,941	8,944	8,942	69,439	109,703
Interest rate contracts - long-term pay fixed rate (millions of Canadian dollars)[1]	1,686	941	—	—	—	—	2,627
Interest rate contracts - costless collar (millions of Canadian dollars)	1,018	1,882	80	—	—	—	2,980
Commodity contracts - natural gas (billions of cubic feet)[2]	62	87	32	14	6	—	201
Commodity contracts - crude oil (millions of barrels)[2]	(27)	(38)	1	1	1	—	(62)
Commodity contracts - power (megawatt per hour (MW/H))	146	87	55	29	(2)	(2)	28³

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	(17)	28	(39)	(14)
Unrealized gain/(loss) on hedged item	17	(51)	39	(1)
Realized gain/(loss) on derivative	13	(36)	16	25
Realized gain/(loss) on hedged item	(13)	51	(16)	(23)

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and comprehensive income, before the effect of income taxes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Interest rate contracts	23	21	26	(14)
Commodity contracts	—	(3)	—	(2)
Fair value hedges
Foreign exchange contracts	—	18	—	12
	23	36	26	(4)
Amount of (income)/loss reclassified from AOCI to earnings
Foreign exchange contracts¹	—	(15)	—	(3)
Interest rate contracts²	140	9	142	17
	140	(6)	142	14

1
Reported within Interest expense and Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.

We estimate that a gain of $5 million from AOCI related to open cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is two years as at June 30, 2026.

Non-Qualifying Derivatives

The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Foreign exchange contracts[1]	(205)	1,195	(633)	1,233
Interest rate contracts[2]	32	33	62	(40)
Commodity contracts[3]	673	4	129	126
Other contracts[4]	—	—	—	(3)
Total unrealized derivative fair value gain/(loss), net	500	1,232	(442)	1,316

1
Reported within Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.
3
For the respective six months ended periods, reported within Transportation and other services revenues (2026 - $4 million gain; 2025 - $105 million gain), Commodity sales (2026 - $249 million gain; 2025 - $42 million gain), Commodity costs (2026 - $49 million loss; 2025 - $18 million gain) and Operating and administrative expense (2026 - $10 million loss; 2025 - $20 million gain) in the Consolidated Statements of Earnings. The fair value change in our US Gas Utilities is deferred as regulatory assets/(liabilities) (2026 - $65 million loss; 2025 - $59 million loss).
4
Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities, and long-term debt, which includes medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain significant liquidity through committed credit facilities with a diversified group of banks and institutions which enables us to fund all anticipated requirements through extended periods of market disruptions without accessing the capital markets. We were in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at June 30, 2026. As a result, all credit facilities are available to us and the banks are obligated to fund us under the terms of the facilities. We also identify other potential sources of debt and equity funding alternatives, including reinstatement of our dividend reinvestment and share purchase plan or at-the-market equity issuances.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	June 30, 2026	December 31, 2025
(millions of Canadian dollars)
Canadian financial institutions	207	200
US financial institutions	665	260
European financial institutions	87	57
Asian financial institutions	77	39
Other[1]	340	302
	1,376	858

1
Other is comprised of commodity clearing house and crude oil, natural gas and power counterparties.

As at June 30, 2026, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at June 30, 2026 and December 31, 2025.

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

Fair Value of Derivatives

We have categorized our derivative assets and liabilities measured at fair value as follows:

June 30, 2026	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	26	—	26
Interest rate contracts	—	125	—	125
Commodity contracts	401	75	463	939
	401	226	463	1,090
Long-term derivative assets
Foreign exchange contracts	—	28	—	28
Interest rate contracts	—	189	—	189
Commodity contracts	16	9	78	103
	16	226	78	320
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(645)	—	(645)
Interest rate contracts	—	(40)	—	(40)
Commodity contracts	(276)	(60)	(285)	(621)
	(276)	(745)	(285)	(1,306)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,146)	—	(1,146)
Interest rate contracts	—	(168)	—	(168)
Commodity contracts	(18)	(13)	(77)	(108)
	(18)	(1,327)	(77)	(1,422)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,737)	—	(1,737)
Interest rate contracts	—	106	—	106
Commodity contracts	123	11	179	313
	123	(1,620)	179	(1,318)

December 31, 2025	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	27	—	27
Interest rate contracts	—	106	—	106
Commodity contracts	70	59	329	458
	70	192	329	591
Long-term derivative assets
Foreign exchange contracts	—	52	—	52
Interest rate contracts	—	117	—	117
Commodity contracts	—	7	117	124
	—	176	117	293
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(364)	—	(364)
Interest rate contracts	—	(48)	—	(48)
Commodity contracts	(55)	(68)	(177)	(300)
	(55)	(480)	(177)	(712)
Long-term derivative liabilities
Foreign exchange contracts	—	(819)	—	(819)
Interest rate contracts	—	(84)	—	(84)
Commodity contracts	—	(11)	(81)	(92)
	—	(914)	(81)	(995)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,104)	—	(1,104)
Interest rate contracts	—	91	—	91
Commodity contracts	15	(13)	188	190
	15	(1,026)	188	(823)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

June 30, 2026	Fair Value	Unobservable Input	Minimum Price/ Volatility	Maximum Price/ Volatility	Weighted Average Price/Volatility	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial¹
Natural gas	6	Forward gas price	3.43	8.88	4.56	$/mmbtu[2]
Crude	35	Forward crude price	137.30	168.02	160.84	$/barrel
Power	(4)	Forward power price	26.62	224.19	84.50	$/MW/H
Commodity contracts - physical¹
Natural gas	(5)	Forward gas price	0.84	15.90	4.36	$/mmbtu[2]
Crude	63	Forward crude price	57.68	146.65	97.27	$/barrel
Power	(22)	Forward power price	39.16	417.94	89.74	$/MW/H
Commodity options[3]
Natural gas	106	Forward gas price	3.50	13.81	7.83	$/mmbtu[2]
		Price volatility	11%	74%	53%
	179

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

Changes in the net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Six months ended June 30,
	2026	2025
(millions of Canadian dollars)
Level 3 net derivative asset/(liability) at beginning of period	188	(52)
Total gain/(loss), unrealized
Included in earnings¹	109	42
Included in OCI	—	(1)
Included in regulatory assets/liabilities	(168)	(132)
Settlements	50	160
Level 3 net derivative asset at end of period	179	17

1
Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at June 30, 2026 or December 31, 2025.

Net Investment Hedges

We currently have designated a portion of our US dollar-denominated debt as a hedge of our net investment in US dollar-denominated investments and subsidiaries.

During the six months ended June 30, 2026 and 2025, we recognized unrealized foreign exchange losses of $495 million and gains of $494 million, respectively, on the translation of US dollar-denominated debt, in OCI. During the six months ended June 30, 2026 and 2025, we recognized realized losses of nil and $81 million, respectively, associated with the settlement of US dollar-denominated debt that had matured during the period, in OCI.

Fair Value of Other Financial Instruments

Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $190 million and $185 million as at June 30, 2026 and December 31, 2025, respectively.

We have restricted long-term investments and cash held in trust for the purpose of funding pipeline abandonment in accordance with the CER's regulatory requirements under the LMCI, to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro properties are abandoned. Information regarding these investments is as follows:

	June 30, 2026	December 31, 2025
(millions of Canadian dollars)
Fair value
Level 1	1,030	877
Level 2	453	416
Total fair value[1]	1,483	1,293

Cost
Level 1	819	744
Level 2	456	426
Total cost	1,275	1,170

1
Investments are classified as available-for-sale, recognized at fair value and included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Unrealized holding gains	96	30	85	46

During the six months ended June 30, 2026, we purchased and sold investments totaling $202 million and $103 million, respectively (2025 - purchases of $892 million and sales of $801 million). The resulting net cash flow impact is presented under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

We have a wholly-owned captive insurance subsidiary whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures of our operating subsidiaries and certain equity investments. As at June 30, 2026, our investments in debt securities held by our captive insurance subsidiary had a fair value of $1.3 billion (December 31, 2025 - $1.2 billion) and cost of $1.3 billion (December 31, 2025 - $1.2 billion). These investments in debt securities are recognized at fair value, classified as Level 2 in the fair value hierarchy, and are recorded in Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding gains of $2 million and losses of $18 million for the three and six months ended June 30, 2026, respectively (2025 - gains of $1 million and $1 million, respectively).

As at June 30, 2026, the maturities for our investments in debt securities were as follows:

	Total	Less than 1 year	5 years	10 years	Thereafter
(millions of Canadian dollars)
Fair value of debt securities	1,300	98	890	251	61

As at June 30, 2026 and December 31, 2025, our long-term debt, including finance lease liabilities, had a carrying value before debt issuance costs of $111.0 billion and $104.4 billion, respectively, and a fair value of $110.4 billion and $102.7 billion, respectively.

The fair value of financial assets and liabilities other than derivative instruments, certain long-term investments in other entities, restricted long-term investments, investments held by our captive insurance subsidiary and long-term debt described above approximate their carrying value due to the short period to maturity.

9. INCOME TAXES

The effective income tax rates for the three months ended June 30, 2026 and 2025 were 22.0% and 22.3%, respectively, and for the six months ended June 30, 2026 and 2025 were 23.5% and 22.1%, respectively.

The period-over-period changes in the effective income tax rates are due to higher US minimum tax, the absence of US investment tax credits in 2026, and the effects of rate-regulated accounting for income taxes, mainly driven by the Reaccelerated Investment Incentive Property rules enacted in March 2026 as part of Bill C-15 (45-1), Budget Implementation Act, No. 1, relative to lower earnings over the comparative periods.

10. OTHER INCOME/(EXPENSE)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Realized foreign currency loss	(67)	(104)	(68)	(286)
Unrealized foreign currency gain/(loss)	(201)	1,194	(638)	1,249
Net defined pension and OPEB credit	69	72	138	144
Other	164	207	354	382
	(35)	1,369	(214)	1,489

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

Our insurance policies are generally renewed annually, and premiums, terms, policy limits and/or deductibles can vary substantially based on factors like market conditions. We can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. In such a case, we may decide to self-insure additional risks.

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

RECENT DEVELOPMENTS

GAS TRANSMISSION RATE PROCEEDINGS

East Tennessee

East Tennessee Natural Gas, LLC (East Tennessee) filed a rate case on April 29, 2025. On May 29, 2025, the Federal Energy Regulatory Commission (FERC) issued an order accepting and suspending tariff records, subject to refund, conditions, and establishing hearing procedures. In compliance with the order, East Tennessee made a filing to implement the rates to be effective November 1, 2025, subject to refund. On April 23, 2026, East Tennessee reached a settlement in principle with all parties in the proceeding. On May 29, 2026, East Tennessee filed the settlement agreement for the FERC’s review and approval.

Vector

Vector Pipeline L.P. (Vector) filed a rate case on May 30, 2025 and a settlement in principle was reached with all active participants in February 2026. The Stipulation and Agreement was approved by the FERC on May 26, 2026 with rates effective April 1, 2026.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

Enbridge Gas Ontario

In relation to Enbridge Gas Inc. (Enbridge Gas Ontario)'s application with the Ontario Energy Board (OEB) to establish a 2024-2028 Incentive Regulation rate setting framework, undertaken in three phases, Enbridge Gas Ontario continues to appeal the OEB's Phase 1 findings on depreciation, equity thickness, and undepreciated capital through Ontario courts. The Phase 1 judicial review and appeal hearing took place in the second quarter of 2026, and a decision is expected before the end of the year.

In March 2026, the OEB issued a decision approving the settlement proposal for Phase 3 of Enbridge Gas Ontario's application, which addressed cost allocation and the harmonization of rates, rate classes, and services. The remaining non-ratemaking Phase 3 matters are being addressed through a written hearing process, with a decision expected in 2026. The implementation of Phase 3, which is anticipated to occur in 2027, is not expected to impact earnings.

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

On May 11, 2026, Enbridge Pipelines Inc. (EPI) redeemed, at par, all of the outstanding $400 million 3.00% medium-term notes that carried an original maturity date in August 2026.

On June 16, 2026, we completed an exchange of all outstanding series of EPI medium-term notes (EPI Notes) for an equal principal amount of newly issued medium-term notes of Enbridge Inc. (Enbridge Notes), with financial terms identical to those of the EPI Notes (the Note Exchange Transaction) and which are unconditionally guaranteed by Spectra Energy Partners, LP (SEP) and Enbridge Energy Partners, L.P (EEP).

In July 2026, we renewed our 364-day extendible credit facilities, extending the maturity dates to July 2028, which includes a one-year term out provision from July 2027. We also renewed our five-year credit facilities, extending the maturity dates to July 2031. Further, we extended the maturity dates of our three-year credit facilities to July 2029.

These financing activities, in combination with the financing activities executed in 2025, are expected to provide sufficient liquidity to enable us to fund our current portfolio of capital projects and other operating working capital requirements through potential periods of extended market disruption without requiring access to the capital markets, should market access be restricted or pricing be unattractive. Refer to Liquidity and Capital Resources.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	2,623	2,331	4,580	4,924
Gas Transmission	1,433	1,442	3,003	2,915
Gas Distribution and Storage	878	510	2,587	2,110
Renewable Power Generation	118	109	306	332
Eliminations and Other	(216)	1,167	(620)	1,207
Earnings before interest, income taxes and depreciation and amortization[1]	4,836	5,559	9,856	11,488
Depreciation and amortization	(1,429)	(1,391)	(2,862)	(2,799)
Interest expense	(1,395)	(1,181)	(2,617)	(2,515)
Income tax expense	(442)	(666)	(1,029)	(1,363)
Earnings attributable to noncontrolling interests and redeemable noncontrolling interest	(69)	(42)	(69)	(168)
Preference share dividends	(105)	(102)	(212)	(205)
Earnings attributable to common shareholders	1,396	2,177	3,067	4,438
Earnings per common share attributable to common shareholders	0.64	1.00	1.41	2.04
Diluted earnings per common share attributable to common shareholders	0.64	1.00	1.40	2.03

1
Non-GAAP financial measure. Refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

Earnings attributable to common shareholders were negatively impacted by $745 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net unrealized derivative fair value gain of $308 million ($232 million after-tax) in 2026, compared with a net unrealized gain of $1.4 billion ($1.0 billion after-tax) in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks.

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

After taking into consideration the factors above, the remaining $36 million decrease in earnings attributable to common shareholders is primarily explained by:

•
higher interest expense mainly due to incremental long-term debt issuances (net of lower interest on short-term borrowings); partially offset by
•
higher contribution from our Gas Transmission segment primarily due to East Tennessee rate case settlement and Texas Eastern Transmission, LP (Texas Eastern) previously approved rate increase; and
•
higher contribution from our Gas Distribution and Storage segment primarily due to higher base rates for Enbridge Gas Utah.

Six months ended June 30, 2026, compared with the six months ended June 30, 2025

Earnings attributable to common shareholders were negatively impacted by $1.2 billion due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized derivative fair value loss of $434 million ($339 million after-tax) in 2026, compared with a net unrealized gain of $1.4 billion ($1.0 billion after-tax) in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks; partially offset by
•
lower earnings attributable to noncontrolling interests of $84 million ($66 million after-tax) as a result of increased allocation of non-cash losses to our partner at the Chapman Ranch Wind Farm, reflecting the application of contractual arrangements.

After taking into consideration the factors above, the remaining $148 million decrease in earnings attributable to common shareholders is primarily explained by:

•
lower contribution from our Liquids Pipelines segment as a result of higher Mainline earnings sharing, lower Mainline tolls on Line 9 deliveries, and the absence in 2026 of equity earnings attributable to a litigation settlement; and
•
higher interest expense mainly due to incremental long-term debt issuances (net of lower interest on short-term borrowings); partially offset by
•
higher contribution from our Gas Distribution and Storage segment due to higher rate escalators, customer growth and higher storage pricing at Enbridge Gas Ontario, as well as higher base rates for Enbridge Gas Utah; and
•
higher contributions from our Gas Transmission segment primarily due to East Tennessee rate case settlement and Texas Eastern previously approved rate increase.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,623	2,331	4,580	4,924

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

EBITDA was positively impacted by $287 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized gain of $432 million in 2026, compared with a net unrealized gain of $33 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks; partially offset by
•
a net negative adjustment to crude oil inventory of $121 million in 2026, compared with a net negative adjustment of $6 million in 2025.

After taking into consideration the factors above, the remaining $5 million increase is primarily explained by the following significant business factors:

•
higher Mainline volumes, net of earnings sharing, higher Line 9 volumes, and benefits from system optimization initiatives; and
•
higher equity earnings from Seaway Pipeline due to higher spot volumes; partially offset by
•
lower Mainline tolls on Line 9 deliveries; and
•
lower revenue from Southern Lights following expiry of cost of service agreements on June 30, 2025.

Six months ended June 30, 2026, compared with the six months ended June 30, 2025

EBITDA was negatively impacted by $31 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a net negative adjustment to crude oil inventory of $88 million in 2026, compared with a net negative adjustment of $6 million in 2025; partially offset by
•
a non-cash, net unrealized gain of $80 million in 2026, compared with a net unrealized gain of $38 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks.

After taking into consideration the factors above, the remaining $313 million decrease is primarily explained by the following significant business factors:

•
higher Mainline earnings sharing and lower Mainline tolls on Line 9 deliveries;
•
the absence in 2026 of equity earnings attributable to a litigation settlement; and
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

GAS TRANSMISSION

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,433	1,442	3,003	2,915

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

EBITDA was negatively impacted by $46 million due to certain infrequent or other non-operating factors primarily explained by a non-cash, net unrealized gain of $17 million in 2026, compared with a net unrealized gain of $40 million in 2025, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks.

After taking into consideration the factors above, the remaining $37 million increase is primarily explained by the following significant business factors:

•
increased revenues attributable to East Tennessee rate case settlement and Texas Eastern previously approved rate increase; partially offset by
•
lower equity earnings from our investment in DCP Midstream, LP (DCP).

Six months ended June 30, 2026 compared with the six months ended June 30, 2025

EBITDA was negatively impacted by $28 million due to certain infrequent or other non-operating factors primarily explained by the following:

•
the absence in 2026 of equity earnings of $87 million from our investment in DCP, as a result of DCP's gain on disposition from certain pipeline assets; partially offset by
•
a non-cash, net unrealized gain of $36 million in 2026, compared with a net unrealized loss of $21 million in 2025, reflecting net fair value gains and losses arising from changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks.

After taking into consideration the factors above, the remaining $116 million increase is primarily explained by the following significant business factors:

•
increased revenues attributable to East Tennessee rate case settlement, Texas Eastern previously approved rate increase and favorable Texas Eastern contracting; and
•
higher revenues from Aitken Creek due to favorable storage spreads; partially offset by
•
lower equity earnings from our investment in DCP; and
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

GAS DISTRIBUTION AND STORAGE

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	878	510	2,587	2,110

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

EBITDA was positively impacted by $330 million due to the absence in 2026 of an impairment of certain rate-regulated assets in 2025 related to Enbridge Gas Ohio's rate case.

The remaining $38 million increase is primarily explained by higher base rates for Enbridge Gas Utah due to recent rate cases.

Six months ended June 30, 2026, compared with the six months ended June 30, 2025

EBITDA was positively impacted by $330 million due to the absence in 2026 of an impairment of certain rate-regulated assets in 2025 related to Enbridge Gas Ohio's rate case.

The remaining $147 million increase is primarily explained by the following significant business factors:

•
higher distribution margin from rate escalators, customer growth and higher storage pricing and short-term sales at Enbridge Gas Ontario; and
•
higher base rates for Enbridge Gas Utah and Enbridge Gas North Carolina due to recent rate cases; partially offset by
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

RENEWABLE POWER GENERATION

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	118	109	306	332

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

EBITDA was comparable period-over-period.

Six months ended June 30, 2026, compared with the six months ended June 30, 2025

EBITDA was negatively impacted by $26 million, primarily explained by the following significant business factors:

•
the absence in 2026 of equity earnings related to investment tax credits from Fox Squirrel Solar, which came into service in 2025; partially offset by
•
higher contributions from European offshore wind facilities due to stronger wind resources.

ELIMINATIONS AND OTHER

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	(216)	1,167	(620)	1,207

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

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

EBITDA was negatively impacted by $1.4 billion due to certain infrequent or non-operating factors, primarily explained by a non-cash, net unrealized loss of $173 million in 2026, compared with a net unrealized gain of $1.3 billion in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

After taking into consideration the non-operating factor above, the remaining $41 million increase in EBITDA is primarily explained by lower realized foreign exchange losses on hedge settlements in 2026.

Six months ended June 30, 2026, compared with the six months ended June 30, 2025

EBITDA was negatively impacted by $2.0 billion due to certain infrequent or non-operating factors, primarily explained by a non-cash, net unrealized loss of $612 million in 2026, compared with a net unrealized gain of $1.4 billion in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

After taking into consideration the non-operating factor above, the remaining $192 million increase in EBITDA is primarily explained by lower realized foreign exchange losses on hedge settlements in 2026.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our material commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
LIQUIDS PIPELINES
	Mainline Optimization				Pre-
1.	Phase 1	100%	US$1.4 billion	US$143 million	construction	2027
				No significant
	Southern Illinois			expenditures to	Pre-
2.	Connector	100%[3]	US$0.5 billion	date	construction	2028
				No significant
				expenditures to	Pre-
3.	Pelican CO2 Hub	50%	US$0.3 billion	date	construction	2029
GAS TRANSMISSION
	Texas Eastern
4.	Modernization	100%	US$0.4 billion	US$334 million	Various stages	2026
	T-North Expansion				Under
5.	(Aspen Point)	100%[4]	$1.2 billion	$1.0 billion	construction	2026
6.	Tennessee Ridgeline Expansion	100%	US$1.4 billion	US$1.0 billion	Under construction	2026
7.	Woodfibre LNG[5]	30%	US$2.9 billion	US$1.8 billion	Under construction	2027
8.	T-South Expansion (Sunrise)	100%[4]	$4.0 billion	$860 million	Under construction	2028
	T-North Expansion				Pre-
9.	(Birch Grove)	100%[4]	$0.4 billion	$32 million	construction	2028
10.	Canyon System Pipelines	100%	US$1.0 billion	US$259 million	Pre-construction	2029
	Algonquin Gas			No significant
	Transmission			expenditures to	Pre-
11.	Enhancement	100%	US$0.3 billion	date	construction	2029
				No significant
	USGC Storage Growth			expenditures to	Pre-
12.	Program	100%	US$0.8 billion	date	construction	2028 - 2033
GAS DISTRIBUTION AND STORAGE
13.	Moriah Energy Center[6]	100%	US$0.6 billion	US$409 million	Under construction	2027
14.	T-15 Reliability Project[6,7]	100%	US$0.7 billion	US$181 million	Under construction	2027 - 2028
RENEWABLE POWER GENERATION
15.	Sequoia Solar	100%	US$1.1 billion	US$1.0 billion	Various stages	2026
16.	Clear Fork Solar	100%	US$0.9 billion	US$361 million	Under construction	2027
17.	Easter	100%	US$0.4 billion	US$180 million	Under construction	2026 - 2027
18.	Cowboy Phase 1	100%	US$1.2 billion	US$128 million	Under construction	2027
					Pre-
19.	Cone	100%	US$0.7 billion	US$58 million	construction	2027
	Courseulles		$1.0 billion	$468 million	Under
20.	Offshore Wind[8]	21.7%	(€0.6 billion)	(€315 million)	construction	2027

1
These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2
Expenditures to date and status of the project are determined as at June 30, 2026.
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

GAS TRANSMISSION

•
T-South Expansion (Sunrise) - In April 2026, the project received a positive decision from the Government of Canada’s Governor in Council and the Canada Energy Regulator issued a certificate for the project. Construction on certain facilities has commenced and we expect pipeline construction activities to begin in the third quarter of 2026 following the satisfaction of pre-construction conditions.

•
USGC Storage Growth Program - In addition to the expansions of our Egan Hub and Moss Bluff natural gas storage facilities in the US Gulf Coast, we sanctioned a 25 billion cubic foot expansion of our Tres Palacios Gas Storage facility. The development includes three new caverns and ancillary support infrastructure and is expected to enter service ratably from 2028 to 2030.

RENEWABLE POWER GENERATION

•
Cone - A 300-megawatt (MW) onshore wind project in the Southwest Power Pool market near Lubbock, Texas fully contracted under a long-term offtake agreement. This project is anticipated to qualify for US tax credits and has an expected in-service date in 2027.

OTHER ANNOUNCED PROJECTS UNDER DEVELOPMENT

LIQUIDS PIPELINES

Line 5 Relocation Project

During the quarter, we sanctioned and began construction on the Line 5 Relocation Project in Wisconsin, which involves a 41-mile re-route of the existing pipeline system. Upon entering service, Recoverable Line 5 Capital will be added to the Mainline System's rate base. All key state and federal permits have been secured, including right-of-way agreements and the US Army Corps of Engineers (Army Corps) Clean Water Act permit. The project is expected to cost approximately US$1.0 billion and is targeted to enter service in early 2027. Refer to Legal and Other Updates for more information on this project.

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

In the near term, we generally expect to utilize cash from operations together with commercial paper issuances and/or credit facility draws and the proceeds of capital market offerings to fund liabilities as they become due, finance capital expenditures and acquisitions and fund debt retirements. We seek to maintain significant liquidity through access to committed credit facilities with a diversified group of banks and financial institutions to enable us to fund all anticipated requirements through periods of extended market disruptions without accessing the capital markets.

We have signed contracts committing to the purchase of services, pipe and other materials totaling approximately $6.3 billion, which are expected to be paid over the next five years.

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

Credit Facilities and Liquidity

To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at June 30, 2026:

	Maturity[1]	Total Facility	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2027-2049	8,045	6,866	1,179
Enbridge (U.S.) Inc.	2027-2030	10,667	3,916	6,751
Enbridge Pipelines Inc.	2027	2,000	1,996	4
Enbridge Gas Inc.	2027	2,500	1,570	930
Total committed credit facilities		23,212	14,348	8,864

1
Maturity date is inclusive of the one-year term out option for certain credit facilities.
2
Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In July 2026, we renewed our 364-day extendible credit facilities, extending the maturity dates to July 2028, which includes a one-year term out provision from July 2027. We also renewed our five-year credit facilities, extending the maturity dates to July 2031. Further, we extended the maturity dates of our three-year credit facilities to July 2029.

In addition to the committed credit facilities noted above, we maintain $1.6 billion of uncommitted demand letter of credit facilities, of which $885 million was unutilized as at June 30, 2026. As at December 31, 2025, we had $1.6 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized.

As at June 30, 2026, our net available liquidity totaled $10.9 billion (December 31, 2025 - $10.8 billion), consisting of available credit facilities of $8.9 billion (December 31, 2025 - $9.7 billion) and unrestricted cash and cash equivalents of $2.0 billion (December 31, 2025 - $1.1 billion) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at June 30, 2026, we were in compliance with all such debt covenant provisions.

LONG-TERM DEBT ISSUANCES

During the six months ended June 30, 2026, we completed the following long-term debt issuances totaling $2.0 billion and US$2.0 billion:

Company	Issuance Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2026	3.57%	medium-term notes due February 2031	$850
	February 2026	4.35%	medium-term notes due February 2036	$850
	February 2026	5.10%	medium-term notes due February 2056	$300
	March 2026	4.85%	senior notes due March 2031	US$1,000
	March 2026	5.45%	senior notes due March 2036	US$1,000

LONG-TERM DEBT REPAYMENTS

During the six months ended June 30, 2026, we completed the following long-term debt repayments totaling $655 million, US$64 million and €22 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Gas Inc.
	June 2026	2.81%	medium-term notes	$250
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2026	3.98%	senior notes	US$14
Enbridge Pipelines Inc.
	May 2026	3.00%	medium-term notes[1]	$400
Enbridge Southern Lights LP
	June 2026	4.01%	senior notes	$5
Blauracke GmbH
	April 2026	2.10%	senior notes	€22
Public Service Company of North Carolina, Incorporated
	January 2026	6.99%	debentures	US$50

1
The notes carried an original maturity date of August 2026.

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

There are no material restrictions on our cash. Total Restricted cash of $58 million, as reported in the Consolidated Statements of Financial Position, primarily includes reinsurance security, cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at June 30, 2026 and December 31, 2025, we had negative working capital positions of $146 million and $2.8 billion, respectively. During both the six months ended June 30, 2026, and the year ended December 31, 2025, the major contributing factor to the negative working capital position was the current liabilities associated with our growth capital program.

SOURCES AND USES OF CASH

	Six months ended June 30,
	2026	2025
(millions of Canadian dollars)
Operating activities	6,453	6,291
Investing activities	(5,895)	(4,648)
Financing activities	288	(2,166)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	46	(55)
Net change in cash and cash equivalents and restricted cash	892	(578)

Significant sources and uses of cash for the six months ended June 30, 2026 and 2025 are summarized below:

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

Investing Activities

Cash used in investing activities includes capital expenditures to execute our capital program, which is further described in Growth Projects - Commercially Secured Projects. The timing of project approval, construction and in-service dates impacts the timing of cash requirements. Cash used in investing activities is also impacted by acquisitions, dispositions and changes in contributions to, and distributions from, our equity investments. The increase in cash used in investing activities period-over-period was primarily due to higher capital expenditures, partially offset by a decrease in contributions to equity investments.

Financing Activities

Cash provided by financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, and share redemptions. Cash provided by financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests and redeemable noncontrolling interest. The increase in cash provided by financing activities period-over-period was primarily due to:

•
lower long-term debt repayments;
•
net commercial paper and credit facility draws compared to net repayments; partially offset by
•
lower long-term debt issuances.

SUMMARIZED FINANCIAL INFORMATION

On January 22, 2019, Enbridge entered into supplemental indentures with its wholly-owned subsidiaries, SEP and EEP (together, the Partnerships), pursuant to which Enbridge fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations of the Partnerships with respect to the outstanding series of notes issued under the respective indentures of the Partnerships. Concurrently, the Partnerships entered into a subsidiary guarantee agreement pursuant to which they fully and unconditionally guaranteed, on a senior unsecured basis, the outstanding series of senior notes of Enbridge. The Partnerships have also entered into supplemental indentures with Enbridge pursuant to which the Partnerships have issued full and unconditional guarantees, on a senior unsecured basis, of senior notes issued by Enbridge subsequent to January 22, 2019. On June 16, 2026, all outstanding series of EPI Notes were exchanged for an equal principal amount of newly issued Enbridge Notes, with financial terms identical to those of the EPI Notes and which are unconditionally guaranteed by the Partnerships. As a result of the guarantees, holders of any of the outstanding guaranteed notes of the Partnerships (the Guaranteed Partnership Notes) are in the same position with respect to the net assets, income and cash flows of Enbridge as holders of Enbridge's outstanding guaranteed notes (the Guaranteed Enbridge Notes), and vice versa. Other than the Partnerships, Enbridge subsidiaries (including the subsidiaries of the Partnerships, collectively, the Subsidiary Non-Guarantors), are not parties to the subsidiary guarantee agreement and have not otherwise guaranteed any of Enbridge's outstanding series of notes.

Consenting SEP notes and EEP notes under Guarantees

SEP Notes[1]	EEP Notes[2]
3.38% Senior Notes due 2026	5.95% Notes due 2033
5.95% Senior Notes due 2043	6.30% Notes due 2034
4.50% Senior Notes due 2045	7.50% Notes due 2038
5.50% Notes due 2040
7.38% Notes due 2045

1
As at June 30, 2026, the aggregate outstanding principal amount of SEP notes was approximately US$1.7 billion.
2
As at June 30, 2026, the aggregate outstanding principal amount of EEP notes was approximately US$1.9 billion.

Enbridge Notes under Guarantees

USD Denominated[1]	CAD Denominated[2]
1.60% Senior Notes due 2026	3.20% Senior Notes due 2027
5.90% Senior Notes due 2026	5.70% Senior Notes due 2027
4.25% Senior Notes due 2026	6.55% Senior Notes due 2027
5.25% Senior Notes due 2027	3.55% Senior Notes due 2028
3.70% Senior Notes due 2027	4.90% Senior Notes due 2028
4.60% Senior Notes due 2028	6.10% Senior Notes due 2028
6.00% Senior Notes due 2028	Floating Rate Senior Notes due 2028
4.20% Senior Notes due 2028	6.05% Senior Notes due 2029
5.30% Senior Notes due 2029	3.52% Senior Notes due 2029
3.13% Senior Notes due 2029	6.50% Senior Notes due 2029
4.90% Senior Notes due 2030	2.99% Senior Notes due 2029
6.20% Senior Notes due 2030	4.21% Senior Notes due 2030
4.50% Senior Notes due 2031	3.90% Senior Notes due 2030
4.85% Senior Notes due 2031	7.22% Senior Notes due 2030
5.70% Sustainability-Linked Senior Notes due 2033	3.57% Senior Notes due 2031
2.50% Sustainability-Linked Senior Notes due 2033	2.82% Senior Notes due 2031
5.63% Senior Notes due 2034	7.20% Senior Notes due 2032
5.55% Senior Notes due 2035	6.10% Sustainability-Linked Senior Notes due 2032
5.20% Senior Notes due 2035	5.36% Sustainability-Linked Senior Notes due 2033
5.45% Senior Notes due 2036	3.10% Sustainability-Linked Senior Notes due 2033
4.50% Senior Notes due 2044	4.73% Senior Notes due 2034
5.50% Senior Notes due 2046	4.56% Senior Notes due 2035
4.00% Senior Notes due 2049	5.57% Senior Notes due 2035
3.40% Senior Notes due 2051	4.35% Senior Notes due 2036
6.70% Senior Notes due 2053	5.08% Senior Notes due 2036
5.95% Senior Notes due 2054	5.75% Senior Notes due 2039
5.35% Senior Notes due 2039
5.33% Senior Notes due 2040
5.12% Senior Notes due 2040
4.24% Senior Notes due 2042
4.55% Senior Notes due 2043
4.57% Senior Notes due 2044
4.87% Senior Notes due 2044
4.55% Senior Notes due 2045
4.13% Senior Notes due 2046
4.33% Senior Notes due 2049
4.20% Senior Notes due 2051
4.10% Senior Notes due 2051
6.51% Senior Notes due 2052
5.76% Senior Notes due 2053
5.82% Senior Notes due 2053
5.32% Senior Notes due 2054
5.10% Senior Notes due 2056
4.56% Senior Notes due 2064

1
As at June 30, 2026, the aggregate outstanding principal amount of the Enbridge US dollar-denominated notes was approximately US$21.8 billion.
2
As at June 30, 2026, the aggregate outstanding principal amount of the Enbridge Canadian dollar-denominated notes was approximately $20.9 billion.

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

Summarized Combined Statement of Earnings

Six months ended June 30,	2026
(millions of Canadian dollars)
Operating loss	(63)
Earnings	688
Earnings attributable to common shareholders	476

Summarized Combined Statements of Financial Position

	June 30, 2026	December 31, 2025
(millions of Canadian dollars)
Cash and cash equivalents	432	391
Accounts receivable from affiliates	4,092	3,873
Short-term loans receivable from affiliates	4,266	6,239
Other current assets	421	467
Long-term loans receivable from affiliates	53,535	46,858
Other long-term assets	2,320	1,994
Accounts payable to affiliates	1,887	2,079
Short-term loans payable to affiliates	2,568	2,082
Trade payables and accrued liabilities	406	537
Other current liabilities	7,684	6,990
Long-term loans payable to affiliates	33,210	34,488
Other long-term liabilities	75,911	67,004

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

LEGAL AND OTHER UPDATES

LINE 5 EASEMENT - BAD RIVER BAND

This is a federal lawsuit in the US District Court for the Western District of Wisconsin (the Court) brought by the Bad River Band of the Lake Superior Tribe of Chippewa Indians of the Bad River Reservation (the Band) against Enbridge and certain of its pipeline subsidiaries. The case concerns Enbridge’s continued operation of Line 5 across the Bad River Reservation after certain easements expired in 2013.

The Band asserts claims in trespass and public nuisance and seeks ejectment (removal of the pipeline), along with monetary compensation for past and ongoing use of Reservation lands. Enbridge disputes the trespass finding, the availability of shutdown and removal remedies and asserts, among other things, that federal pipeline safety law preempts such relief, that continued operations do not present an imminent threat, and that treaty and foreign affairs considerations limit the remedies available.

In September 2022, the Court issued summary-judgment rulings that resolved several claims and determined that Enbridge was trespassing on certain Reservation parcels, while declining to order an immediate shutdown or removal of the pipeline. A bench trial was held in October 2022 on the remaining issues, including nuisance, injunctive relief, and the appropriate monetary remedy for trespass.

In June 2023, the Court issued a final order awarding US$5.1 million as compensation for past trespass, requiring ongoing quarterly payments while Line 5 operates without valid rights-of-way, imposing monitoring and shutdown requirements, and ordering Line 5 to cease operating on any parcel lacking a valid right-of-way by June 16, 2026. The Court stayed the shutdown order pending the appellate decision.

Enbridge and the Band have filed a consolidated appeal and cross-appeal in the US Court of Appeals for the Seventh Circuit (Seventh Circuit) addressing liability and remedies. Upon request by the Seventh Circuit, the US Government filed a brief in the appeal as amicus curiae to address the effect of the 1977 Transit Pipelines Treaty. The Seventh Circuit issued its decision on July 30, 2026, dismissing the public nuisance claim, affirming Enbridge is in trespass, and remanding all remedies to the US District Court. Refer to Other Announced Projects under Development for more information on the Line 5 relocation project.

DAKOTA ACCESS PIPELINE

We hold an effective 27.6% interest in the Bakken Pipeline System, which includes the Dakota Access Pipeline (DAPL). The Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe filed lawsuits in 2016 with the US Court for the District of Columbia (the District Court) challenging the Army Corps' easement for DAPL, citing concerns over the adequacy of the Army Corps' environmental review and tribal consultation process. The Oglala Sioux and Yankton Sioux Tribes also filed lawsuits alleging similar claims in 2018. In 2017 and again in 2020, the District Court found deficiencies in the Army Corps' environmental assessments and ordered the preparation of a full Environmental Impact Statement (EIS).

In July 2020, the District Court vacated the easement and ordered the pipeline shut down, but that order was stayed by the US Court of Appeals for the District of Columbia. In January 2021, the US Court of Appeals upheld the requirement for an EIS and confirmed the easement's vacatur, though it ruled that DAPL could continue operating absent an injunction. The US Supreme Court declined to review the case, and the Army Corps indicated it would not seek to halt operations during the review process.

On September 8, 2023, the Army Corps released a draft EIS evaluating five alternatives, including continued operation, shutdown, rerouting, and removal of the pipeline. No preferred alternative was identified. The public comment period closed on December 13, 2023.

On December 19, 2025, the Army Corps published the final EIS for DAPL. The final EIS includes an extensive analysis of spill risks from the pipeline, including the pipeline safety record of Energy Transfer Crude Oil Pipeline. The final EIS identified continued operation of the existing pipeline with additional conditions as the preferred alternative. On May 21, 2026, the Army Corps issued the final Record of Decision, which permits continued operations with additional conditions that include groundwater monitoring and leak detection.

Separately, on October 15, 2024, the Standing Rock Sioux Tribe filed a new complaint in the District Court seeking a permanent injunction against DAPL's operation, alleging that the Army Corps is unlawfully allowing continued operations without a valid easement or compliant Facility Response Plan. Dakota Access, LLC and 13 states intervened in support of continued operations. On March 28, 2025, the District Court dismissed the complaint. The Tribe filed a notice of appeal on May 27, 2025, and, on June 14, 2026, filed an unopposed motion to dismiss its appeal.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at June 30, 2026, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025, as updated by Part II. Item 1A. Risk Factors of our interim report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our financial condition or future results. There have been no material modifications to those risk factors, other than as set forth below.

The effects of US, Canadian and other governments' policies on tariffs and trade relations are uncertain and could adversely impact our business, operations or financial results.

Tariffs and other trade measures announced, imposed, modified, suspended, terminated or replaced by the US, together with potential, announced or implemented retaliatory tariffs by other governments on imports from the US, and other potential measures, including duties, fees, economic sanctions or other trade measures, as well as the potential impacts of these tariffs and trade measures, present significant risks to our business operations and financial results. Such measures may include, among other tariffs or surcharges on certain goods that do not qualify for preferential treatment under the United States-Mexico-Canada Agreement (USMCA), global tariffs on steel, aluminum and other metals, and other periodic retaliatory tariffs or trade measures affecting Canada.

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

On July 1, 2026, the formal review period for USMCA began with the US Government announcing its intent not to renew the agreement without changes. As a result, the USMCA is not renewed; however, the agreement remains in force pending resolution of these issues or until the agreement’s termination in 2036. Results of these negotiations could further impact the energy market and our business.

Any of the foregoing could significantly adversely impact our business, operations or financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

OFFICERS AND DIRECTORS TRADING ARRANGEMENTS

Certain of our officers and directors have made elections to participate in, and are participating in, our compensation and benefit plans involving Enbridge securities, such as our 401(k) plan and directors' compensation plan, and may from time to time make elections which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the second quarter of 2026, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Each exhibit identified below is included as a part of this quarterly report. Exhibits included in this filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description
4.1

Shareholder Rights Plan Agreement between Enbridge Inc. and Computershare Trust Company of Canada dated as of November 9, 1995 and Amended and Restated as of May 6, 2026 (incorporated by reference to Exhibit 4.1 to Enbridge’s Current Report on Form 8-K filed May 7, 2026)

4.2*	Trust Indenture between IPL Energy Inc. and Montreal Trust Company of Canada dated as of October 20, 1997
4.3*	Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.), Montreal Trust Company of Canada, and Computershare Trust Company of Canada dated as of November 28, 2001
4.4*	Second Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of December 21, 2011
4.5*	Third Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of September 26, 2017
4.6*	Fourth Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of April 12, 2018
4.7*

Fifth Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.), Spectra Energy Partners, LP, Enbridge Energy Partners, L.P., and Computershare Trust Company of Canada dated as of June 20, 2019

4.8*	Sixth Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of January 19, 2022
4.9*	Seventh Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of September 29, 2023
4.10*	Eighth Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of September 29, 2023
4.11*	Ninth Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of February 14, 2025
4.12*	Tenth Supplemental Indenture between Enbridge Inc. (formerly IPL Energy Inc.) and Computershare Trust Company of Canada dated as of September 17, 2025
22.1*	Subsidiary Guarantors
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE INC.
(Registrant)

Date:	July 31, 2026	By:	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2026	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)