Form 10-Q
period 2026-09-30
ENBRIDGE INC
filed 2026-11-06
CIK 895728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 2,228,888,088 common shares outstanding as at October 30, 2026.

GLOSSARY

"we", "our", "us" and "Enbridge"	Enbridge Inc.
AOCI	Accumulated other comprehensive income/(loss)
Army Corps	the US Army Corps of Engineers
BC	British Columbia
DAPL	Dakota Access Pipeline
District Court	US Court for the District of Columbia
East Tennessee	East Tennessee Natural Gas, LLC
EBITDA	Earnings before interest, income taxes and depreciation and amortization
EEP	Enbridge Energy Partners, L.P.
EIS	Environmental Impact Statement
Enbridge Gas North Carolina	Public Service Company of North Carolina, Incorporated
Enbridge Gas Ontario	Enbridge Gas Inc.
Exchange Act	United States Securities Exchange Act of 1934, as amended
FS Crude	FS Crude Holdings, LLC
Guaranteed Enbridge Notes	Enbridge's outstanding guaranteed notes
KKR	KKR & Co. Inc.
OCI	Other comprehensive income/(loss)
OPEB	Other postretirement benefit obligations
Salt Creek	Salt Creek Midstream
SEP	Spectra Energy Partners, LP
Seventh Circuit	US Court of Appeals for the Seventh Circuit
Tallgrass	Tallgrass Energy, LP
Texas Eastern	Texas Eastern Transmission, LP
the Expansions	the Aspen Point and Sunrise Expansion Programs
the First Nations Partnership	Stonlasec8 Indigenous Investments Limited Partnership
the Partnerships	Spectra Energy Partners, LP and Enbridge Energy Partners, L.P.
US	United States of America
US Gas Utilities	the three US gas utilities acquired from Dominion Energy, Inc.
VIE	Variable interest entities
WELP	Westcoast Energy LP Inc.
Westcoast Expansion	Westcoast Expansion Financing Limited Partnership
Westcoast LP	Westcoast Energy Limited Partnership

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

FORWARD-LOOKING INFORMATION

Forward-looking information, or forward-looking statements, have been included in this quarterly report on Form 10-Q to provide information about us and our subsidiaries and affiliates, including management’s assessment of our and our subsidiaries’ future plans and operations. This information may not be appropriate for other purposes. Forward-looking statements are typically identified by words such as "anticipate", "believe", "estimate", "expect", "forecast", "intend", "likely", "plan", "project", "target" and similar words suggesting future outcomes or statements regarding an outlook. Forward-looking information or statements included or incorporated by reference in this document include, but are not limited to, statements with respect to the following: our corporate vision and strategy, including strategic priorities and enablers; expected supply of, demand for, exports of and prices of crude oil, natural gas, natural gas liquids (NGL), liquefied natural gas (LNG), renewable natural gas (RNG) and renewable energy; energy evolution and lower-carbon energy, and our approach thereto; our sustainability goals, practices and performance; industry and market conditions; anticipated utilization of our assets; dividend growth and payout policy; financial strength and flexibility; expectations on sources of liquidity and sufficiency of financial resources; expected strategic priorities and performance of the Liquids Pipelines, Gas Transmission, Gas Distribution and Storage, and Renewable Power Generation businesses; the characteristics, anticipated benefits, financing and timing of our acquisitions, dispositions and other transactions; expected future actions of regulators and courts; government trade policies and potential impacts of potential and announced tariffs, duties, fees, economic sanctions, or other trade measures and the timing thereof; expected costs, benefits and in-service dates related to announced projects and projects under construction; expected capital expenditures; investable capacity and capital allocation priorities; expected equity funding requirements for our commercially secured growth program; expected future growth, development and expansion opportunities; expected optimization and efficiency opportunities; expectations about our joint venture partners' ability to complete and finance projects under construction; toll and rate case discussions and proceedings and anticipated timeline and impact therefrom, including those relating to the Gas Distribution and Storage and Gas Transmission businesses; operational, industry, regulatory, climate change and other risks associated with our businesses; and our assessment of the potential impact of the various risk factors identified herein.

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

Our forward-looking statements are subject to risks and uncertainties pertaining to the successful execution of our strategic priorities; operating performance; legislative and regulatory parameters; litigation; acquisitions, dispositions and other transactions and the realization of anticipated benefits therefrom; evolving government trade policies, including potential and announced tariffs, duties, fees, economic sanctions or other trade measures; operational dependence on third parties; dividend policy; project approval and support; renewals of rights-of-way; weather; economic and competitive conditions; public opinion; changes in tax laws and tax rates; exchange rates; inflation; interest rates; commodity prices; access to and cost of capital; our ability to maintain adequate self-insurance in the future at commercially reasonable rates and terms; political decisions; global geopolitical conflicts and conditions; and the supply of, demand for and prices of commodities and other alternative energy, including but not limited to, those risks and uncertainties discussed in this quarterly report on Form 10-Q and in our other filings with Canadian and US securities regulators. The impact of any one assumption, risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent, and our future course of action depends on management’s assessment of all information available at the relevant time. Except to the extent required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements made in this quarterly report on Form 10-Q or otherwise, whether as a result of new information, future events or otherwise. All forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(unaudited; millions of Canadian dollars, except per share amounts)
Operating revenues
Commodity sales	14,851	8,396	50,628	26,069
Gas distribution sales	1,338	1,303	7,318	6,765
Transportation and other services	4,888	4,940	14,806	15,183
Total operating revenues (Note 3)	21,077	14,639	72,752	48,017
Operating expenses
Commodity costs	14,736	8,207	49,979	25,550
Gas distribution costs	248	280	2,754	2,444
Operating and administrative	2,465	2,483	7,394	7,264
Depreciation and amortization	1,490	1,398	4,352	4,197
Impairment of long-lived assets (Note 4)	—	—	—	330
Total operating expenses	18,939	12,368	64,479	39,785
Operating income	2,138	2,271	8,273	8,232
Income from equity investments	517	451	1,590	1,690
Other income/(expense) (Note 13)	273	(297)	59	1,192
Interest expense	(1,049)	(1,262)	(3,666)	(3,777)
Earnings before income taxes	1,879	1,163	6,256	7,337
Income tax expense	(438)	(316)	(1,467)	(1,679)
Earnings	1,441	847	4,789	5,658
Earnings attributable to noncontrolling interests and redeemable noncontrolling interests	(46)	(59)	(115)	(227)
Earnings attributable to controlling interests	1,395	788	4,674	5,431
Preference share dividends	(107)	(106)	(319)	(311)
Earnings attributable to common shareholders	1,288	682	4,355	5,120
Earnings per common share attributable to common shareholders (Note 5)	0.59	0.30	2.00	2.34
Diluted earnings per common share attributable to common shareholders (Note 5)	0.59	0.30	1.99	2.33

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(unaudited; millions of Canadian dollars)
Earnings	1,441	847	4,789	5,658
Other comprehensive income/(loss), net of tax
Change in unrealized gain/(loss) on cash flow hedges	119	(9)	138	(23)
Gain/(loss) on net investment hedges (Note 11)	(30)	(197)	(525)	216
Other comprehensive income/(loss) from equity investees and other investments	(31)	5	(48)	26
Excluded components of fair value hedges	—	—	—	14
Reclassification to earnings of (gain)/loss on cash flow hedges	(3)	8	103	22
Reclassification to earnings of pension and other postretirement benefits (OPEB) amounts	(6)	(7)	(18)	(20)
Reclassification of actuarial gain on pension and OPEB from regulatory assets	—	—	—	49
Foreign currency translation adjustments	63	1,329	2,546	(2,086)
Other comprehensive income/(loss), net of tax	112	1,129	2,196	(1,802)
Comprehensive income	1,553	1,976	6,985	3,856
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(46)	(80)	(147)	(188)
Comprehensive income attributable to controlling interests	1,507	1,896	6,838	3,668
Preference share dividends	(107)	(106)	(319)	(311)
Comprehensive income attributable to common shareholders	1,400	1,790	6,519	3,357

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(unaudited; millions of Canadian dollars, except per share amounts)
Preference shares
Balance at beginning and end of period	6,818	6,818	6,818	6,818
Common shares
Balance at beginning of period	71,949	71,823	71,876	71,738
Shares issued, net of issue costs and tax	2,915	—	2,915	—
Shares issued on exercise of stock options	1	13	19	59
Shares issued on vesting of restricted stock units (RSU)	2	—	57	39
Balance at end of period	74,867	71,836	74,867	71,836
Additional paid-in capital
Balance at beginning of period	183	226	242	275
Stock-based compensation	25	25	86	85
Stock options exercised	(1)	(11)	(23)	(51)
Vested RSUs	(3)	—	(101)	(69)
Balance at end of period	204	240	204	240
Deficit
Balance at beginning of period	(20,334)	(17,663)	(21,284)	(20,046)
Earnings attributable to controlling interests	1,395	788	4,674	5,431
Preference share dividends	(107)	(106)	(319)	(311)
Common share dividends declared	(2,119)	(2,055)	(4,239)	(4,110)
Redemption value adjustment attributable to redeemable noncontrolling interest	3	(28)	6	(28)
Balance at end of period	(21,162)	(19,064)	(21,162)	(19,064)
Accumulated other comprehensive income (Note 10)
Balance at beginning of period	6,733	4,244	4,681	7,115
Other comprehensive income/(loss) attributable to common shareholders, net of tax	112	1,108	2,164	(1,763)
Balance at end of period	6,845	5,352	6,845	5,352
Total Enbridge Inc. shareholders' equity	67,572	65,182	67,572	65,182
Noncontrolling interests
Balance at beginning of period	2,760	2,910	2,855	2,993
Earnings attributable to noncontrolling interests	31	43	74	211
Other comprehensive income/(loss) attributable to noncontrolling interests, net of tax
Change in unrealized loss on cash flow hedges	—	—	(2)	(1)
Foreign currency translation adjustments	—	21	34	(38)
	—	21	32	(39)
Comprehensive income attributable to noncontrolling interests	31	64	106	172
Distributions	(92)	(81)	(272)	(276)
Contributions	2	1	12	8
Other	—	—	—	(3)
Balance at end of period	2,701	2,894	2,701	2,894
Total equity	70,273	68,076	70,273	68,076
Dividends paid per common share	0.97	0.94	2.91	2.82

The accompanying notes are an integral part of these interim consolidated financial statements.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2026	2025
(unaudited; millions of Canadian dollars)
Operating activities
Earnings	4,789	5,658
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	4,352	4,197
Deferred income tax expense	744	944
Unrealized derivative fair value loss/(gain), net	308	(997)
Income from equity investments	(1,590)	(1,690)
Distributions from equity investments	1,439	1,547
Impairment of long-lived assets	—	330
Other	77	(91)
Changes in operating assets and liabilities	(963)	(739)
Net cash provided by operating activities	9,156	9,159
Investing activities
Capital expenditures	(8,856)	(5,944)
Long-term, restricted and other investments	(1,077)	(1,867)
Distributions from equity investments in excess of cumulative earnings	606	531
Additions to intangible assets	(230)	(215)
Proceeds from disposition of equity investments	—	349
Other	(28)	(41)
Net cash used in investing activities	(9,585)	(7,187)
Financing activities
Net change in short-term borrowings	504	745
Net change in commercial paper and credit facility draws	2,457	788
Debenture and term note issues, net of issue costs	5,717	8,314
Debenture and term note repayments	(1,080)	(6,114)
Contributions from noncontrolling interests	12	8
Distributions to noncontrolling interests	(272)	(276)
Proceeds from investment by redeemable noncontrolling interest in subsidiary, net of transaction costs	702	712
Contributions from redeemable noncontrolling interest	16	—
Distributions to redeemable noncontrolling interest	(52)	—
Common shares issued, net of issue costs	2,893	8
Preference share dividends	(319)	(311)
Common share dividends	(6,355)	(6,164)
Net change in affiliate loans	47	39
Other	(87)	(41)
Net cash provided by/(used in) financing activities	4,183	(2,292)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	69	(28)
Net change in cash and cash equivalents and restricted cash	3,823	(348)
Cash and cash equivalents and restricted cash at beginning of period[1]	1,320	2,000
Cash and cash equivalents and restricted cash at end of period[1]	5,143	1,652

The accompanying notes are an integral part of these interim consolidated financial statements.

1 As at September 30, 2026 and December 31, 2025, long-term restricted cash of $147 million (September 30, 2025 - $141 million) and $143 million (December 31, 2024 - $105 million), respectively, was included in Restricted long-term investments and cash in the Consolidated Statements of Financial Position.

ENBRIDGE INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2026	December 31, 2025
(unaudited; millions of Canadian dollars; number of shares in millions)
Assets
Current assets
Cash and cash equivalents	4,898	1,094
Restricted cash	98	83
Trade receivables and unbilled revenues	8,942	7,081
Other current assets	4,839	3,230
Accounts receivable from affiliates	97	86
Inventory	2,054	1,621
	20,928	13,195
Property, plant and equipment, net	140,405	131,598
Long-term investments	22,522	21,264
Restricted long-term investments and cash (Note 11)	1,534	1,293
Deferred amounts and other assets	12,160	11,149
Intangible assets, net	3,922	3,991
Goodwill	36,234	35,284
Deferred income taxes	857	701
Total assets	238,562	218,475

Liabilities and equity
Current liabilities
Short-term borrowings	1,534	1,030
Trade payables and accrued liabilities	10,139	7,555
Other current liabilities	5,481	6,174
Accounts payable to affiliates	49	38
Interest payable	1,237	1,176
Current portion of long-term debt	7,406	5,031
	25,846	21,004
Long-term debt	105,343	98,963
Other long-term liabilities	13,704	12,302
Deferred income taxes	21,963	20,282
	166,856	152,551
Contingencies (Note 14)
Redeemable noncontrolling interests	1,433	736
Equity
Share capital
Preference shares	6,818	6,818
Common shares (2,229 and 2,182 outstanding at September 30, 2026 and December 31, 2025, respectively)	74,867	71,876
Additional paid-in capital	204	242
Deficit	(21,162)	(21,284)
Accumulated other comprehensive income (Note 10)	6,845	4,681
Total Enbridge Inc. shareholders’ equity	67,572	62,333
Noncontrolling interests	2,701	2,855
	70,273	65,188
Total liabilities and equity	238,562	218,475

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

2. CHANGES IN ACCOUNTING POLICIES

FUTURE ACCOUNTING POLICY CHANGES

Disaggregation of Income Statement Expenses

Accounting Standards Update (ASU) 2024-03 was issued in November 2024 to improve financial reporting by requiring entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU requires entities to disclose 1) the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) depreciation, depletion and amortization recognized as part of oil and gas producing activities, (f) expense reimbursements included in a relevant expense caption, and (g) selling expenses, and 2) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective January 1, 2027, with interim period disclosure requirements effective after January 1, 2028, and can be applied either prospectively or retrospectively. The additional note disclosures will be included in our December 31, 2027 annual consolidated financial statements and in our interim financial statements beginning in 2028.

3. REVENUE

REVENUE FROM CONTRACTS WITH CUSTOMERS

Major Products and Services

Three months ended September 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,772	1,435	67	—	—	4,274
Storage and other revenue	66	172	130	—	—	368
Gas distribution sales	—	—	1,344	—	—	1,344
Electricity revenue	—	—	—	84	—	84
Commodity sales	—	40	9	—	—	49
Total revenue from contracts with customers	2,838	1,647	1,550	84	—	6,119
Commodity sales	14,530	59	—	—	213	14,802
Other revenue[1,2]	52	15	24	65	—	156
Intersegment revenue	—	5	2	2	(9)	—
Total revenue	17,420	1,726	1,576	151	204	21,077

Three months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	2,934	1,361	62	—	—	4,357
Storage and other revenue	77	158	119	—	—	354
Gas distribution sales	—	—	1,295	—	—	1,295
Electricity revenue	—	—	—	72	—	72
Commodity sales	—	32	22	—	—	54
Total revenue from contracts with customers	3,011	1,551	1,498	72	—	6,132
Commodity sales	8,101	23	—	—	218	8,342
Other revenue[1,2]	71	20	18	56	—	165
Intersegment revenue	—	3	(3)	2	(2)	—
Total revenue	11,183	1,597	1,513	130	216	14,639

Nine months ended September 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	8,287	4,368	203	—	—	12,858
Storage and other revenue	194	532	432	—	—	1,158
Gas distribution sales	—	—	7,287	—	—	7,287
Electricity revenue	—	—	—	238	—	238
Commodity sales	—	114	24	—	—	138
Total revenue from contracts with customers	8,481	5,014	7,946	238	—	21,679
Commodity sales	49,430	152	—	—	908	50,490
Other revenue[1,2]	192	45	100	246	—	583
Intersegment revenue	—	16	19	5	(40)	—
Total revenue	58,103	5,227	8,065	489	868	72,752

Nine months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Eliminations and Other	Consolidated
(millions of Canadian dollars)
Transportation revenue	8,934	4,190	187	—	—	13,311
Storage and other revenue	220	493	428	—	—	1,141
Gas distribution sales	—	—	6,696	—	—	6,696
Electricity revenue	—	—	—	166	—	166
Commodity sales	—	84	22	—	—	106
Total revenue from contracts with customers	9,154	4,767	7,333	166	—	21,420
Commodity sales	24,822	89	—	—	1,052	25,963
Other revenue[1,2]	228	45	138	223	—	634
Intersegment revenue	—	15	14	6	(35)	—
Total revenue	34,204	4,916	7,485	395	1,017	48,017

1
Includes realized and unrealized gains and losses from our hedging program which for the three months ended September 30, 2026 were a net $35 million loss (2025 - $13 million gain) and for the nine months ended September 30, 2026 were a net $28 million loss (2025 - $145 million gain).
2
Includes revenues from lease contracts for the three months ended September 30, 2026 and 2025 of $106 million and $116 million, respectively, and for the nine months ended September 30, 2026 and 2025 of $428 million and $415 million, respectively.

We disaggregate revenues into categories which represent our principal performance obligations within each business segment. These revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Contract Receivables	Contract Assets	Contract Liabilities
(millions of Canadian dollars)
Balance as at September 30, 2026	2,818	228	2,885
Balance as at December 31, 2025	3,799	315	2,765

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

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights and deferred revenues. Revenues recognized during the three and nine months ended September 30, 2026 included in contract liabilities at the beginning of the period were $118 million and $445 million, respectively. Increases in contract liabilities from cash received, net of amounts recognized as revenues, during the three and nine months ended September 30, 2026 were $245 million and $496 million, respectively.

Performance Obligations

There were no material revenues recognized in the three and nine months ended September 30, 2026 from performance obligations satisfied in previous periods.

Revenues to be Recognized from Unfulfilled Performance Obligations

Total revenues from performance obligations expected to be fulfilled in future periods are $56.4 billion, of which $2.6 billion and $8.9 billion are expected to be recognized during the remaining three months ending December 31, 2026 and the year ending December 31, 2027, respectively.

The revenues excluded from the amounts above based on optional exemptions available under Accounting Standards Codification (ASC) 606, as explained below, represent a significant portion of our overall revenues and revenues from contracts with customers. Certain revenues such as flow-through operating costs charged to shippers are recognized at the amount for which we have the right to invoice our customers and are excluded from the amounts for revenues to be recognized in the future from unfulfilled performance obligations above. Variable consideration is included in the transaction price only when a significant reversal of cumulative revenue is not probable. For example, we consider interruptible transportation service revenues to be variable revenues since volumes cannot be estimated. Additionally, the effect of escalation on certain tolls which are contractually escalated for inflation has not been reflected in the amounts above as it is not possible to reliably estimate future inflation rates. Revenues for periods extending beyond the current rate settlement term for regulated contracts where the tolls are periodically reset by the regulator are excluded from the amounts above since future tolls remain unknown. Finally, revenues from contracts with customers which have an original expected duration of one year or less are excluded from the amounts above.

Recognition and Measurement of Revenues

Three months ended September 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	40	38	15	93
Revenues from products and services transferred over time[1]	2,838	1,607	1,512	69	6,026
Total revenue from contracts with customers	2,838	1,647	1,550	84	6,119

Three months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	32	42	22	96
Revenues from products and services transferred over time[1]	3,011	1,519	1,456	50	6,036
Total revenue from contracts with customers	3,011	1,551	1,498	72	6,132

Nine months ended September 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	114	130	48	292
Revenues from products and services transferred over time[1]	8,481	4,900	7,816	190	21,387
Total revenue from contracts with customers	8,481	5,014	7,946	238	21,679

Nine months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage	Renewable Power Generation	Consolidated
(millions of Canadian dollars)
Revenues from products transferred at a point in time	—	84	109	38	231
Revenues from products and services transferred over time[1]	9,154	4,683	7,224	128	21,189
Total revenue from contracts with customers	9,154	4,767	7,333	166	21,420

1
Revenue from crude oil and natural gas pipeline transportation, storage, natural gas gathering, compression and treating, natural gas distribution, natural gas storage services and electricity sales.

4. SEGMENTED INFORMATION

Three months ended September 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	17,420	1,726	1,576	151	20,873
Commodity and gas distribution costs	(14,484)	(44)	(268)	—	(14,796)
Operating and administrative	(1,085)	(566)	(708)	(95)	(2,454)
Income from equity investments	234	248	4	36	522
Other income	48	94	61	21	224
Earnings before interest, income taxes and depreciation and amortization	2,133	1,458	665	113	4,369
Eliminations and Other					49
Depreciation and amortization					(1,490)
Interest expense					(1,049)
Earnings before income taxes					1,879

Three months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	11,183	1,597	1,513	130	14,423
Commodity and gas distribution costs	(8,032)	(12)	(284)	(2)	(8,330)
Operating and administrative	(1,108)	(571)	(719)	(87)	(2,485)
Income from equity investments	230	192	1	32	455
Other income	10	64	49	16	139
Earnings before interest, income taxes and depreciation and amortization	2,283	1,270	560	89	4,202
Eliminations and Other					(379)
Depreciation and amortization					(1,398)
Interest expense					(1,262)
Earnings before income taxes					1,163

Nine months ended September 30, 2026	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	58,103	5,227	8,065	489	71,884
Commodity and gas distribution costs	(49,031)	(96)	(2,792)	—	(51,919)
Operating and administrative	(3,177)	(1,681)	(2,192)	(268)	(7,318)
Income from equity investments	742	707	4	149	1,602
Other income	76	304	167	49	596
Earnings before interest, income taxes and depreciation and amortization	6,713	4,461	3,252	419	14,845
Eliminations and Other					(571)
Depreciation and amortization					(4,352)
Interest expense					(3,666)
Earnings before income taxes					6,256

Nine months ended September 30, 2025	Liquids Pipelines	Gas Transmission	Gas Distribution and Storage[1]	Renewable Power Generation	Total Reportable Segments
(millions of Canadian dollars)
Operating revenues[2]	34,204	4,916	7,485	395	47,000
Commodity and gas distribution costs	(24,623)	(39)	(2,471)	2	(27,131)
Operating and administrative	(3,268)	(1,609)	(2,179)	(237)	(7,293)
Impairment of long-lived assets[3]	—	—	(330)	—	(330)
Income from equity investments	843	665	2	191	1,701
Other income	51	252	163	70	536
Earnings before interest, income taxes and depreciation and amortization	7,207	4,185	2,670	421	14,483
Eliminations and Other					828
Depreciation and amortization					(4,197)
Interest expense					(3,777)
Earnings before income taxes					7,337

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

Capital Expenditures1

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Liquids Pipelines	661	307	1,515	900
Gas Transmission	1,175	933	3,555	2,228
Gas Distribution and Storage	880	914	2,336	2,310
Renewable Power Generation	801	173	1,634	532
Eliminations and Other	—	20	—	71
	3,517	2,347	9,040	6,041

1
Capital expenditures are cash basis plus equity component of the allowance for funds used during construction.

Property, Plant and Equipment

	September 30, 2026	December 31, 2025
(millions of Canadian dollars)
Liquids Pipelines	53,085	51,689
Gas Transmission	39,178	35,421
Gas Distribution and Storage	41,512	39,644
Renewable Power Generation	6,291	4,439
Eliminations and Other	339	405
	140,405	131,598

5. EARNINGS PER COMMON SHARE AND DIVIDENDS PER SHARE

NUMERATOR

The numerator used in calculating both basic and diluted earnings per share equals Earnings attributable to common shareholders per the Consolidated Statements of Earnings, including the Redemption value adjustment attributable to Redeemable noncontrolling interests (NCI) per the Consolidated Statements of Changes in Equity.

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

Weighted average shares outstanding used to calculate basic and diluted earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(number of shares in millions)
Weighted average shares outstanding	2,192	2,181	2,186	2,180
Effect of dilutive options and RSUs	6	6	6	6
Diluted weighted average shares outstanding	2,198	2,187	2,192	2,186

For the three months ended September 30, 2026, 2.3 million anti-dilutive stock options with a weighted average exercise price of $70.49 were excluded from the diluted earnings per common share calculation. There were no anti-dilutive stock options outstanding for the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, 1.5 million and 1.6 million, respectively, anti-dilutive stock options with a weighted average exercise price of $70.12 and $60.37, respectively, were excluded from the diluted earnings per common share calculation.

DIVIDENDS PER SHARE

On November 3, 2026, our Board of Directors declared the following quarterly dividends. All dividends are payable on December 1, 2026 to shareholders of record on November 13, 2026.

Dividend per share
Common Shares	$0.9700
Preference Shares, Series A	$0.34375
Preference Shares, Series B	$0.32513
Preference Shares, Series D	$0.33825
Preference Shares, Series F	$0.34613
Preference Shares, Series G1	$0.29918
Preference Shares, Series H	$0.38200
Preference Shares, Series I2	$0.27487
Preference Shares, Series L	US$0.36612
Preference Shares, Series N	$0.41850
Preference Shares, Series P	$0.36988
Preference Shares, Series R	$0.39463
Preference Shares, Series 1	US$0.41898
Preference Shares, Series 3	$0.33050
Preference Shares, Series 4[3]	$0.29108
Preference Shares, Series 5	US$0.41769
Preference Shares, Series 7	$0.37425
Preference Shares, Series 9	$0.35450
Preference Shares, Series 11	$0.34231
Preference Shares, Series 13	$0.33719
Preference Shares, Series 15	$0.35163
Preference Shares, Series 19	$0.38825

1
The quarterly dividend per share paid on Preference Shares, Series G was decreased to $0.29918 from $0.30247 on September 1, 2026 due to the reset of the dividend on a quarterly basis.
2
The quarterly dividend per share paid on Preference Shares, Series I was decreased to $0.27487 from $0.27789 on September 1, 2026 due to the reset of the dividend on a quarterly basis.

3
The quarterly dividend per share paid on Preference Shares, Series 4 was decreased to $0.29108 from $0.29427 on September 1, 2026 due to the reset of the dividend on a quarterly basis.

6. ACQUISITION AND DISPOSITIONS

BUSINESS COMBINATIONS

We account for acquisitions using the acquisition method as prescribed by ASC 805 Business Combinations. In accordance with valuation methodologies described in ASC 820 Fair Value Measurement, acquired assets and assumed liabilities are recorded at their estimated fair values as at the date of acquisition.

Salt Creek Midstream Crude Acquisition

On October 9, 2026, through a wholly-owned subsidiary, we acquired from Salt Creek Midstream (Salt Creek) all of the membership interests of FS Crude Holdings, LLC (FS Crude) for total cash consideration of approximately $892 million (US$625 million) (the Salt Creek Crude Acquisition). FS Crude owns 100% of the Orla and Wink North systems and 50% of the Delaware Crossing system, which combined include approximately 500 miles of crude oil gathering infrastructure located in the Delaware Basin. The Salt Creek Crude Acquisition is expected to strengthen our crude oil value chain in the Permian Basin by providing a strategic connection between crude oil production and our Gray Oak and Cactus II Pipeline systems, as well as our Enbridge Ingleside Energy Center.

The purchase price for the Salt Creek Crude Acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition date. The acquisition resulted in the recognition of approximately $0.6 billion of Property, plant and equipment and $0.3 billion of other net assets acquired.

FS Crude's property, plant and equipment constitute crude oil gathering systems, comprised of pipelines, a terminal, land and right-of-ways. The depreciated replacement cost approach was adopted as the primary valuation methodology to determine the fair value of property, plant and equipment. In determining replacement cost, both indirect costing using relevant inflation indices and direct costing using relevant market quotes were utilized.

The purchase price allocation for the Salt Creek Crude Acquisition was prepared on a preliminary basis and is subject to change as additional information becomes available regarding the fair values and tax bases of assets and liabilities acquired. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the date of acquisition.

Common Share Issuance

On September 14, 2026, we closed a public offering of 44,735,000 common shares of Enbridge at a price of $66.85 per share for gross proceeds of $3.0 billion. Net proceeds from the sale of common shares were used to partially fund the Salt Creek Crude Acquisition, with the remaining proceeds available to fund future growth opportunities.

REDEEMABLE NONCONTROLLING INTEREST INVESTMENTS

Westcoast Expansion Financing Limited Partnership

On July 30, 2026, Westcoast Energy LP Inc. (WELP), our wholly-owned subsidiary, transferred certain of its non-participating Class C units in Westcoast Energy Limited Partnership (Westcoast LP) to a newly formed limited partnership, Westcoast Expansion Financing Limited Partnership (Westcoast Expansion), in exchange for Class I and Class II units. The remaining Class C units were retained by WELP to meet our obligations to Stonlasec8 Indigenous Investments Limited Partnership (the First Nations Partnership), an entity representing 38 First Nations in British Columbia (BC), under the Class C purchase option.

The Class C unitholders fund designated capital programs within Westcoast LP, which owns and operates our Westcoast Energy Inc. (Westcoast) BC Pipeline system. Westcoast Expansion has committed to invest in our Aspen Point and Sunrise Expansion Programs (the Expansions) in exchange for additional non-participating Class C units in Westcoast LP.

On September 3, 2026, KKR & Co. Inc. (KKR), in collaboration with funds and affiliates managed by Apollo, invested $729 million for all of the Class II units of Westcoast Expansion, resulting in an interest in the partnership. In addition to the initial cash consideration, KKR has committed to contribute approximately $2.0 billion to fund the Expansions in exchange for additional Class II units.

The cash consideration of $729 million and a respective redeemable NCI based on the consideration received less transaction costs were recorded in the Consolidated Statements of Financial Position on close, to reflect the interest held by KKR in Westcoast Expansion. Refer to Note 7 - Variable Interest Entities and Note 9 - Redeemable Noncontrolling Interests.

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

Following the transactions discussed above, we continue to manage and operate the BC Pipeline system through our ownership interest in Westcoast LP. Refer to Note 9 - Redeemable Noncontrolling Interests.

7. VARIABLE INTEREST ENTITIES

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our consolidated variable interest entities (VIEs) consist of legal entities of which we are the primary beneficiary. We are the primary beneficiary when our variable interest(s) provide(s) us with (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: decision-making responsibilities, the VIE capital structure, risk and reward sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties.

Westcoast Expansion Financing Limited Partnership

Westcoast Expansion is a BC limited partnership which holds an ownership interest in Westcoast LP for the purpose of funding construction costs associated with the Expansions. The limited partners, WELP and Tuscan Issuer Ltd. (an affiliate of KKR), hold 19.99% and 80.0% interests in Westcoast Expansion, respectively. The remaining 0.01% general partner interest is held by Westcoast Expansion Financing GP Inc., our wholly-owned subsidiary.

Westcoast Expansion is considered a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support and its limited partners lack substantive participating rights and kick-out rights. In addition to having the obligation to absorb losses and the right to expected returns, we, through WELP's direct interests and the provisions of the limited partnership agreement, have the ability to direct the activities of Westcoast Expansion's principal operations, thereby making us the primary beneficiary of the VIE. Westcoast Expansion is a consolidated VIE of Enbridge.

The assets of Westcoast Expansion primarily consist of its investment in Westcoast LP, which eliminates upon Enbridge's consolidation. We did not provide any additional financial support to Westcoast Expansion during the period ended September 30, 2026.

8. DEBT

CREDIT FACILITIES

The following table provides details of our committed credit facilities as at September 30, 2026:

	Maturity[1]	Total Facility	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2028-2049	8,046	6,883	1,163
Enbridge (U.S.) Inc.	2027-2031	10,675	5,895	4,780
Enbridge Pipelines Inc.	2028	2,000	1,996	4
Enbridge Gas Inc.	2028	2,500	1,535	965
Total committed credit facilities		23,221	16,309	6,912

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

In addition to the committed credit facilities noted above, we maintain $1.5 billion of uncommitted demand letter of credit facilities, of which $776 million was unutilized as at September 30, 2026. As at December 31, 2025, we had $1.6 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized.

Our credit facilities carry a weighted average standby fee of 0.1% per annum on the unused portion and draws bear interest at market rates. Certain credit facilities serve as a back-stop to our commercial paper programs and we have the option to extend such facilities, which are currently scheduled to mature from 2027 to 2049.

As at September 30, 2026 and December 31, 2025, commercial paper and credit facility draws, net of short-term borrowings and non-revolving credit facilities that mature within one year, of $14.8 billion and $12.1 billion, respectively, were supported by the availability of long-term committed credit facilities and, therefore, have been classified as long-term debt.

LONG-TERM DEBT ISSUANCES

During the nine months ended September 30, 2026, we completed the following long-term debt issuances totaling $3.0 billion and US$2.0 billion:

Company	Issuance Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2026	3.57%	medium term notes due February 2031	$850
	February 2026	4.35%	medium term notes due February 2036	$850
	February 2026	5.10%	medium term notes due February 2056	$300
	March 2026	4.85%	senior notes due March 2031	US$1,000
	March 2026	5.45%	senior notes due March 2036	US$1,000
Enbridge Gas Inc.
	August 2026	4.65%	medium term notes due August 2036	$600
	August 2026	5.35%	medium term notes due August 2056	$400

In October 2026, Public Service Company of North Carolina, Incorporated closed a two-tranche offering consisting of ten-year and thirty-year senior notes for an aggregate principal amount of US$500 million which mature in October 2036 and October 2056, respectively.

LONG-TERM DEBT REPAYMENTS

During the nine months ended September 30, 2026, we completed the following long-term debt repayments totaling $955 million, US$64 million and €22 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Gas Inc.
	June 2026	2.81%	medium term notes	$250
	August 2026	2.50%	medium term notes	$300
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2026	3.98%	senior notes	US$14
Enbridge Pipelines Inc.
	May 2026	3.00%	medium term notes[1]	$400
Enbridge Southern Lights LP
	June 2026	4.01%	senior notes	$5
Blauracke GmbH
	April 2026	2.10%	senior notes	€22
Public Service Company of North Carolina, Incorporated
	January 2026	6.99%	debentures	US$50

1
The notes carried an original maturity date of August 2026.

SUBORDINATED TERM NOTES

As at September 30, 2026 and December 31, 2025, our fixed-to-floating rate and fixed-to-fixed rate subordinated term notes had an aggregate principal value of $16.4 billion and $16.0 billion, respectively.

FAIR VALUE ADJUSTMENT

As at September 30, 2026 and December 31, 2025, the fair value adjustments to decrease total debt assumed in historical acquisitions were $447 million and $430 million, respectively.

DEBT COVENANTS

Our credit facility agreements and term debt trust indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2026, we were in compliance with all such debt covenant provisions.

9. REDEEMABLE NONCONTROLLING INTERESTS

The following table provides additional information regarding Redeemable NCI as presented in our Consolidated Statements of Financial Position:

	September 30, 2026	December 31, 2025
(millions of Canadian dollars)
Westcoast Expansion Financing Limited Partnership[1]	697	—
Westcoast Energy Limited Partnership[2]	736	736
	1,433	736

1
Represents the Class II units held by KKR.
2
Represents the Class A units held by the First Nations Partnership.

The changes in our Redeemable NCI were as follows:

Nine months ended September 30,	2026	2025
(millions of Canadian dollars)
Class A units
Balance at beginning of period	736	—
Proceeds from investment by redeemable noncontrolling interest in subsidiary	—	736
Transaction costs, net of tax benefit	—	(27)
Earnings attributable to redeemable noncontrolling interest	41	16
Distributions declared to unitholder	(51)	(17)
Contributions from unitholder	16	—
Redemption value adjustment	(6)	28
	736	736
Class II units
Balance at beginning of period	—	—
Proceeds from investment by redeemable noncontrolling interest in subsidiary	729	—
Transaction costs, net of tax benefit	(22)	—
Other	(10)	—
	697	—
Balance at end of period	1,433	736

Westcoast Expansion Financing Limited Partnership

In addition to funding the Expansions, Westcoast Expansion has committed to make contributions to Westcoast LP for capital costs for other than designated capital programs in exchange for Class B units. These contributions would be funded by WELP and KKR through additional investments in Westcoast Expansion in exchange for additional Class I and Class II units, respectively.

The Class II units entitle KKR to receive contingently required distributions if certain events occur, including delays in the Expansions commencing commercial operations, force majeure and regulatory disallowances. WELP may also repurchase KKR's Class II units under certain circumstances or during designated call periods, with the repurchase price determined in accordance with the terms of the limited partnership agreement.

As a result of these contingently required distributions, we have classified KKR's Class II units as Redeemable NCI within the mezzanine equity section of the Consolidated Statements of Financial Position. As at September 30, 2026, the Redeemable NCI was recognized at its carrying value as redemption is not probable.

Westcoast Energy Limited Partnership

As at September 30, 2026, the First Nations Partnership held a 12.58% redeemable noncontrolling interest in Westcoast LP, which increased from 12.47% as at December 31, 2025 as a result of their minimum required contribution amount exceeding their pro-rata share of total capital costs for other than designated capital programs.

10. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated other comprehensive income (AOCI) attributable to our common shareholders for the nine months ended September 30, 2026 and 2025 are as follows:

	Cash Flow Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2026	462	(1,614)	5,372	25	436	4,681
Other comprehensive income/(loss) retained in AOCI	184	(525)	2,512	(27)	—	2,144
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	137	—	—	—	—	137
Amortization of pension and OPEB actuarial gain[2]	—	—	—	—	(27)	(27)
	321	(525)	2,512	(27)	(27)	2,254
Tax impact
Income tax on amounts retained in AOCI	(44)	—	—	(21)	—	(65)
Income tax on amounts reclassified to earnings	(34)	—	—	—	9	(25)
	(78)	—	—	(21)	9	(90)
Balance as at September 30, 2026	705	(2,139)	7,884	(23)	418	6,845

	Cash Flow Hedges	Excluded Components of Fair Value Hedges	Net Investment Hedges	Cumulative Translation Adjustment	Equity Investees and Other Investments	Pension and OPEB Adjustment	Total
(millions of Canadian dollars)
Balance as at January 1, 2025	407	(14)	(2,033)	8,452	1	302	7,115
Other comprehensive income/(loss) retained in AOCI	(22)	12	216	(2,048)	26	62	(1,754)
Other comprehensive (income)/loss reclassified to earnings
Interest rate contracts[1]	26	—	—	—	—	—	26
Foreign exchange contracts[3]	—	(3)	—	—	—	—	(3)
Amortization of pension and OPEB actuarial gain[2]	—	—	—	—	—	(24)	(24)
	4	9	216	(2,048)	26	38	(1,755)
Tax impact
Income tax on amounts retained in AOCI	—	4	—	—	—	(13)	(9)
Income tax on amounts reclassified to earnings	(4)	1	—	—	—	4	1
	(4)	5	—	—	—	(9)	(8)
Balance as at September 30, 2025	407	—	(1,817)	6,404	27	331	5,352

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

Our earnings, cash flows and OCI are also exposed to variability in longer term interest rates ahead of anticipated fixed rate term debt issuances. A combination of qualifying and non-qualifying forward starting interest rate swaps is used to hedge against the effect of future interest rate movements. We have established a program including some of our subsidiaries to partially mitigate our exposure to long-term interest rate variability on forecasted term debt issuances via execution of floating-to-fixed interest rate swaps with an average swap rate of 3.7%.

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

September 30, 2026	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	81	81	(52)	29
Interest rate contracts	112	15	60	187	(28)	159
Commodity contracts	—	—	1,139	1,139	(818)	321
	112	15	1,280	1,407	(898)	509
Deferred amounts and other assets
Foreign exchange contracts	—	—	28	28	(25)	3
Interest rate contracts	68	—	623	691	(635)	56
Commodity contracts	—	—	141	141	(64)	77
	68	—	792	860	(724)	136
Other current liabilities
Foreign exchange contracts	—	—	(664)	(664)	52	(612)
Interest rate contracts	—	(9)	(21)	(30)	28	(2)
Commodity contracts	—	—	(1,119)	(1,119)	818	(301)
	—	(9)	(1,804)	(1,813)	898	(915)
Other long-term liabilities
Foreign exchange contracts	—	—	(1,061)	(1,061)	25	(1,036)
Interest rate contracts	—	(632)	(313)	(945)	635	(310)
Commodity contracts	—	—	(126)	(126)	64	(62)
	—	(632)	(1,500)	(2,132)	724	(1,408)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(1,616)	(1,616)	—	(1,616)
Interest rate contracts	180	(626)	349	(97)	—	(97)
Commodity contracts	—	—	35	35	—	35
	180	(626)	(1,232)	(1,678)	—	(1,678)

December 31, 2025	Derivative Instruments Used as Cash Flow Hedges	Derivative Instruments Used as Fair Value Hedges	Non- Qualifying Derivative Instruments	Total Gross Derivative Instruments as Presented	Amounts Available for Offset	Total Net Derivative Instruments
(millions of Canadian dollars)
Other current assets
Foreign exchange contracts	—	—	27	27	(17)	10
Interest rate contracts	79	5	22	106	(37)	69
Commodity contracts	—	—	458	458	(192)	266
	79	5	507	591	(246)	345
Deferred amounts and other assets
Foreign exchange contracts	—	—	52	52	(24)	28
Interest rate contracts	9	—	108	117	(27)	90
Commodity contracts	—	—	124	124	(20)	104
	9	—	284	293	(71)	222
Other current liabilities
Foreign exchange contracts	—	—	(364)	(364)	17	(347)
Interest rate contracts	(9)	—	(39)	(48)	37	(11)
Commodity contracts	—	—	(300)	(300)	192	(108)
	(9)	—	(703)	(712)	246	(466)
Other long-term liabilities
Foreign exchange contracts	—	—	(819)	(819)	24	(795)
Interest rate contracts	—	(34)	(50)	(84)	27	(57)
Commodity contracts	—	—	(92)	(92)	20	(72)
	—	(34)	(961)	(995)	71	(924)
Total net derivative asset/(liability)
Foreign exchange contracts	—	—	(1,104)	(1,104)	—	(1,104)
Interest rate contracts	79	(29)	41	91	—	91
Commodity contracts	—	—	190	190	—	190
	79	(29)	(873)	(823)	—	(823)

The following table summarizes the maturity and notional principal or quantity outstanding related to our derivative instruments:

September 30, 2026	2026	2027	2028	2029	2030	Thereafter	Total
Foreign exchange contracts - US dollar forwards - purchase (millions of US dollars)	3,125	—	—	—	—	—	3,125
Foreign exchange contracts - US dollar forwards - sell (millions of US dollars)	2,428	5,836	4,572	2,838	1,590	498	17,762
Foreign exchange contracts - US dollar collars - sell (millions of US dollars)	45	360	240	120	—	—	765
Foreign exchange contracts - British pound (GBP) forwards - sell (millions of GBP)	7	32	—	—	—	—	39
Foreign exchange contracts - Euro forwards - sell (millions of Euro)	29	81	67	66	65	64	372
Interest rate contracts - short-term pay fixed rate (millions of Canadian dollars)	2,521	8,997	8,369	7,147	6,055	2,682	35,771
Interest rate contracts - receive fixed rate (millions of Canadian dollars)	2,248	8,944	8,942	8,945	8,944	69,452	107,475
Interest rate contracts - long-term pay fixed rate (millions of Canadian dollars)[1]	1,136	941	—	—	—	—	2,077
Interest rate contracts - costless collar (millions of Canadian dollars)	509	1,883	80	—	—	—	2,472
Commodity contracts - natural gas (billions of cubic feet)[2]	54	152	41	16	6	—	269
Commodity contracts - crude oil (millions of barrels)[2]	(28)	(50)	(1)	1	1	—	(77)
Commodity contracts - power (megawatt per hour (MW/H))	146	85	55	29	(2)	(2)	24³

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Unrealized gain/(loss) on derivative	(558)	1	(597)	(13)
Unrealized gain/(loss) on hedged item	560	(1)	599	(2)
Realized gain on derivative	13	—	29	25
Realized loss on hedged item	(13)	—	(29)	(23)

The Effect of Derivative Instruments on the Statements of Earnings and Comprehensive Income

The following table presents the effect of cash flow hedges and fair value hedges on our consolidated earnings and comprehensive income, before the effect of income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Amount of unrealized gain/(loss) recognized in OCI
Cash flow hedges
Interest rate contracts	156	(8)	182	(22)
Commodity contracts	—	1	—	(1)
Fair value hedges
Foreign exchange contracts	—	—	—	12
	156	(7)	182	(11)
Amount of (income)/loss reclassified from AOCI to earnings
Foreign exchange contracts¹	—	—	—	(3)
Interest rate contracts²	(5)	9	137	26
	(5)	9	137	23

1
Reported within Interest expense and Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.

We estimate that a gain of $11 million from AOCI related to open cash flow hedges will be reclassified to earnings in the next 12 months. Actual amounts reclassified to earnings depend on the foreign exchange rates, interest rates and commodity prices in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows is two years as at September 30, 2026.

Non-Qualifying Derivatives

The following table presents the unrealized gains and losses associated with changes in the fair value of our non-qualifying derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Foreign exchange contracts[1]	121	(467)	(512)	766
Interest rate contracts[2]	246	(8)	308	(48)
Commodity contracts[3]	(276)	205	(147)	331
Other contracts[4]	—	—	—	(3)
Total unrealized derivative fair value gain/(loss), net	91	(270)	(351)	1,046

1
Reported within Other income/(expense) in the Consolidated Statements of Earnings.
2
Reported within Interest expense in the Consolidated Statements of Earnings.
3
For the respective nine months ended periods, reported within Transportation and other services revenues (2026 - $28 million loss; 2025 - $101 million gain), Commodity sales (2026 - $263 million gain; 2025 - $46 million loss), Commodity costs (2026 - $331 million loss; 2025 - $206 million gain) and Operating and administrative expense (2026 - $8 million loss; 2025 - $21 million gain) in the Consolidated Statements of Earnings. The fair value change in our US Gas Utilities is deferred as regulatory assets/(liabilities) (2026 - $43 million loss; 2025 - $49 million gain).
4
Reported within Operating and administrative expense in the Consolidated Statements of Earnings.

LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments and guarantees, as they become due. In order to mitigate this risk, we forecast cash requirements over a 12-month rolling time period to determine whether sufficient funds will be available. Our primary sources of liquidity and capital resources are funds generated from operations, the issuance of commercial paper and draws under committed credit facilities, and long-term debt, which includes medium-term notes. Our shelf prospectuses with securities regulators enable ready access to either the Canadian or US public capital markets, subject to market conditions. In addition, we maintain significant liquidity through committed credit facilities with a diversified group of banks and institutions which enables us to fund all anticipated requirements through extended periods of market disruptions without accessing the capital markets. We were in compliance with all the terms and conditions of our committed credit facility agreements and term debt indentures as at September 30, 2026. As a result, all credit facilities are available to us and the banks are obligated to fund us under the terms of the facilities. We also identify other potential sources of debt and equity funding alternatives, including reinstatement of our dividend reinvestment and share purchase plan or at-the-market equity issuances.

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

We have credit concentrations and credit exposure, with respect to derivative instruments, in the following counterparty segments:

	September 30, 2026	December 31, 2025
(millions of Canadian dollars)
Canadian financial institutions	415	200
US financial institutions	904	260
European financial institutions	206	57
Asian financial institutions	208	39
Other[1]	503	302
	2,236	858

1
Other is comprised of commodity clearing house and crude oil, natural gas and power counterparties.

As at September 30, 2026, we did not provide any letters of credit in lieu of providing cash collateral to our counterparties pursuant to the terms of the relevant ISDA agreements. We held no cash collateral on derivative asset exposures as at September 30, 2026 and December 31, 2025.

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

Level 1

Level 1 includes financial instruments measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date. An active market for a financial instrument is considered to be a market where transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Our Level 1 instruments consist primarily of exchange-traded derivatives used to mitigate the risk of crude oil price fluctuations and US and Canadian treasury bills. We also hold restricted long-term investments in exchange-traded funds and common shares in trusts in accordance with the regulatory requirements of the Canada Energy Regulator (CER) under the Land Matters Consultation Initiative (LMCI), to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro Company (Wexpro) properties are abandoned.

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

Fair Value of Derivatives

We have categorized our derivative assets and liabilities measured at fair value as follows:

September 30, 2026	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	81	—	81
Interest rate contracts	—	187	—	187
Commodity contracts	444	67	628	1,139
	444	335	628	1,407
Long-term derivative assets
Foreign exchange contracts	—	28	—	28
Interest rate contracts	—	691	—	691
Commodity contracts	33	5	103	141
	33	724	103	860
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(664)	—	(664)
Interest rate contracts	—	(30)	—	(30)
Commodity contracts	(575)	(69)	(475)	(1,119)
	(575)	(763)	(475)	(1,813)
Long-term derivative liabilities
Foreign exchange contracts	—	(1,061)	—	(1,061)
Interest rate contracts	—	(945)	—	(945)
Commodity contracts	(43)	(12)	(71)	(126)
	(43)	(2,018)	(71)	(2,132)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,616)	—	(1,616)
Interest rate contracts	—	(97)	—	(97)
Commodity contracts	(141)	(9)	185	35
	(141)	(1,722)	185	(1,678)

December 31, 2025	Level 1	Level 2	Level 3	Total Gross Derivative Instruments
(millions of Canadian dollars)
Financial assets
Current derivative assets
Foreign exchange contracts	—	27	—	27
Interest rate contracts	—	106	—	106
Commodity contracts	70	59	329	458
	70	192	329	591
Long-term derivative assets
Foreign exchange contracts	—	52	—	52
Interest rate contracts	—	117	—	117
Commodity contracts	—	7	117	124
	—	176	117	293
Financial liabilities
Current derivative liabilities
Foreign exchange contracts	—	(364)	—	(364)
Interest rate contracts	—	(48)	—	(48)
Commodity contracts	(55)	(68)	(177)	(300)
	(55)	(480)	(177)	(712)
Long-term derivative liabilities
Foreign exchange contracts	—	(819)	—	(819)
Interest rate contracts	—	(84)	—	(84)
Commodity contracts	—	(11)	(81)	(92)
	—	(914)	(81)	(995)
Total net financial asset/(liability)
Foreign exchange contracts	—	(1,104)	—	(1,104)
Interest rate contracts	—	91	—	91
Commodity contracts	15	(13)	188	190
	15	(1,026)	188	(823)

The significant unobservable inputs used in the fair value measurement of Level 3 derivative instruments were as follows:

September 30, 2026	Fair Value	Unobservable Input	Minimum Price/ Volatility	Maximum Price/ Volatility	Weighted Average Price/Volatility	Unit of Measurement
(fair value in millions of Canadian dollars)
Commodity contracts - financial¹
Natural gas	8	Forward gas price	3.06	8.55	4.46	$/mmbtu[2]
Crude	35	Forward crude price	81.15	131.14	112.96	$/barrel
Power	(3)	Forward power price	31.51	202.39	86.66	$/MW/H
Commodity contracts - physical¹
Natural gas	5	Forward gas price	0.83	16.20	4.30	$/mmbtu[2]
Crude	40	Forward crude price	61.21	145.42	118.84	$/barrel
Power	(21)	Forward power price	45.73	184.88	97.42	$/MW/H
Commodity options[3]
Natural gas	121	Forward gas price	1.37	16.31	4.32	$/mmbtu[2]
		Price volatility	38%	96%	75%
	185

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

Changes in the net fair value of derivative assets and liabilities classified as Level 3 in the fair value hierarchy were as follows:

	Nine months ended September 30,
	2026	2025
(millions of Canadian dollars)
Level 3 net derivative asset/(liability) at beginning of period	189	(52)
Total gain/(loss), unrealized
Included in earnings¹	94	84
Included in OCI	—	(1)
Included in regulatory assets/liabilities	(138)	44
Settlements	40	115
Level 3 net derivative asset at end of period	185	190

1
Reported within Transportation and other services revenues, Commodity costs and Operating and administrative expense in the Consolidated Statements of Earnings.

There were no transfers into or out of Level 3 as at September 30, 2026 or December 31, 2025.

Net Investment Hedges

We currently have designated a portion of our US dollar-denominated debt as a hedge of our net investment in US dollar-denominated investments and subsidiaries.

During the nine months ended September 30, 2026 and 2025, we recognized unrealized foreign exchange losses of $525 million and gains of $297 million, respectively, on the translation of US dollar-denominated debt, in OCI. During the nine months ended September 30, 2026 and 2025, we recognized realized losses of nil and $81 million, respectively, associated with the settlement of US dollar-denominated debt that had matured during the period, in OCI.

Fair Value of Other Financial Instruments

Certain long-term investments in other entities with no actively quoted prices are classified as Fair Value Measurement Alternative (FVMA) investments and are recorded at cost less impairment. The carrying value of FVMA investments totaled $190 million and $185 million as at September 30, 2026 and December 31, 2025, respectively.

We have restricted long-term investments and cash held in trust for the purpose of funding pipeline abandonment in accordance with the CER's regulatory requirements under the LMCI, to cover future pipeline decommissioning costs in the state of Minnesota and to satisfy retirement obligations as Wexpro properties are abandoned. Information regarding these investments is as follows:

	September 30, 2026	December 31, 2025
(millions of Canadian dollars)
Fair value
Level 1	1,085	877
Level 2	449	416
Total fair value[1]	1,534	1,293

Cost
Level 1	861	744
Level 2	469	426
Total cost	1,330	1,170

1
Investments are recognized at fair value and included in Restricted long-term investments and cash and Cash and cash equivalents in the Consolidated Statements of Financial Position.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Unrealized holding gains/(losses)	(4)	50	81	96

During the nine months ended September 30, 2026, we purchased and sold investments totaling $402 million and $256 million, respectively (2025 - purchases of $1.1 billion and sales of $995 million). The resulting net cash flow impact is presented under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

We have a wholly-owned captive insurance subsidiary whose principal activity is providing insurance and reinsurance coverage for certain insurable property and casualty risk exposures of our operating subsidiaries and certain equity investments. As at September 30, 2026, our investments in debt securities held by our captive insurance subsidiary had a fair value and cost of $1.3 billion (December 31, 2025 - $1.2 billion). These investments in debt securities are recognized at fair value, classified as Level 2 in the fair value hierarchy, and are recorded in Long-term investments in the Consolidated Statements of Financial Position. There were unrealized holding losses of $30 million and $48 million for the three and nine months ended September 30, 2026, respectively (2025 - gains of nil and $1 million, respectively).

As at September 30, 2026, the maturities for our investments in debt securities were as follows:

	Total	Less than 1 year	5 years	10 years	Thereafter
(millions of Canadian dollars)
Fair value of debt securities	1,291	73	895	248	75

As at September 30, 2026 and December 31, 2025, our long-term debt, including finance lease liabilities, had a carrying value before debt issuance costs of $113.2 billion and $104.4 billion, respectively, and a fair value of $109.2 billion and $102.7 billion, respectively.

The fair value of financial assets and liabilities other than derivative instruments, certain long-term investments in other entities, restricted long-term investments, investments held by our captive insurance subsidiary and long-term debt described above approximate their carrying value due to the short period to maturity.

12. INCOME TAXES

The effective income tax rates for the three months ended September 30, 2026 and 2025 were 23.3% and 27.2%, respectively, and for the nine months ended September 30, 2026 and 2025 were 23.4% and 22.9%, respectively.

The period-over-period changes in the effective income tax rates reflect changes in earnings between the comparative periods and the relative impacts of certain items recognized in each respective period, including higher US minimum tax, the absence of US investment tax credits in 2026, and the impact of rate-regulated accounting for income taxes largely attributable to the Reaccelerated Investment Incentive Property rules enacted in March 2026 as part of Bill C-15 (45-1), Budget Implementation Act, No. 1.

13. OTHER INCOME/(EXPENSE)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Realized foreign currency loss	(14)	(80)	(82)	(366)
Unrealized foreign currency gain/(loss)	24	(425)	(614)	824
Net defined pension and OPEB credit	75	71	213	215
Other[1]	188	137	542	519
	273	(297)	59	1,192

1
Primarily consists of allowance for equity funds used during construction and third party interest income.

14. CONTINGENCIES

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

INSURANCE

Not all risks are insurable or are insured by us. For those risks that we do insure, the majority are self-insured through our wholly-owned captive insurance subsidiary, which requires certain assumptions and management judgment regarding the frequency and severity of claims, claim development and settlement practices and the selection of estimated loss among estimates derived using different methods. Our self-insurance coverage is also subject to terms and conditions, exclusions and large deductibles which may reduce or eliminate coverage in certain circumstances. Our self-insurance coverage is generally renewed annually and premiums, terms, policy limits and/or deductibles can vary substantially based on factors like market conditions.

We can give no assurance that we will be able to maintain adequate self-insurance coverage in the future at rates or on other terms we consider commercially reasonable. In such a case, we may decide not to insure those risks.

In the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total coverage will be allocated among entities on an equitable basis, based on an allocation agreement we have entered into with us and other subsidiaries.

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

RECENT DEVELOPMENTS

ACQUISITIONS

Tallgrass Energy Crude Acquisition

On September 9, 2026, Enbridge announced that, through a wholly-owned subsidiary, we entered into a definitive agreement with wholly-owned subsidiaries of Tallgrass Energy, LP (Tallgrass) to acquire its crude oil business for total cash consideration of approximately $3.62 billion (US$2.55 billion), subject to customary closing adjustments (the Tallgrass Crude Acquisition). The business comprises a 75% interest in Pony Express Pipeline (Pony Express), a 51% interest in the Powder River Gateway system, approximately 8.4 million barrels of crude oil storage capacity across nine terminals and 100% of Stanchion Energy, a crude marketing business. The transaction includes the PXP2 growth project, an approximately $0.4 billion (US$0.3 billion) expansion of Pony Express expected to increase the system's transportation capacity. The PXP2 project is expected to enter service in 2027. The Tallgrass Crude Acquisition will expand our presence in the Bakken, Powder River and Denver-Julesburg basins through Cushing, Oklahoma, complementing our Express-Platte and Seaway pipeline systems. The transaction is expected to close in the fourth quarter of 2026, subject to regulatory approvals and customary closing conditions.

Salt Creek Midstream Crude Acquisition

On October 9, 2026, through a wholly-owned subsidiary, we acquired from Salt Creek Midstream (Salt Creek) all of the membership interests of FS Crude Holdings, LLC (FS Crude) for total cash consideration of approximately $892 million (US$625 million) (the Salt Creek Crude Acquisition). FS Crude owns 100% of the Orla and Wink North systems and 50% of the Delaware Crossing system, which combined include approximately 500 miles of crude oil gathering infrastructure located in the Delaware Basin. The Salt Creek Crude Acquisition is expected to strengthen our crude oil value chain in the Permian Basin by providing a strategic connection between crude oil production and our Gray Oak and Cactus II Pipeline systems, as well as our Enbridge Ingleside Energy Center.

Wexpro Gas Supply Acquisition

On August 25, 2026, we entered into a definitive agreement to acquire substantially all of the assets of Laramie Energy, LLC (Laramie) for cash consideration of approximately $689 million (US$485 million) plus up to approximately $92 million (US$65 million) in contingent payments. The acquisition will expand Wexpro's natural gas production platform and provide stable, cost-of-service natural gas supply for Enbridge Gas Utah. Upon closing, the transaction is expected to increase Wexpro's contribution to Enbridge Gas Utah's supply portfolio and support long-term customer affordability and reliability. The transaction is expected to close in the fourth quarter of 2026, subject to regulatory approvals and customary closing conditions.

NONCONTROLLING INTEREST INVESTMENT

BC Pipeline System

On September 3, 2026, KKR & Co. Inc. (KKR), in collaboration with funds and affiliates managed by Apollo, invested $729 million in Westcoast Expansion Financing Limited Partnership (Westcoast Expansion) in respect of expenditures previously funded by Westcoast Energy LP Inc. Westcoast Expansion holds an ownership interest in Westcoast Energy Limited Partnership, which owns and operates our Westcoast Energy Inc. British Columbia (BC) Pipeline system. In addition to the initial cash consideration, KKR has committed to contribute approximately $2.0 billion to fund the Aspen Point and Sunrise Expansion Programs.

Subsequent to this investment, we hold a controlling interest in these assets, which are included in our Gas Transmission segment, and continue to manage and operate the pipeline system. Upon the Sunrise Expansion Program entering service, KKR and Apollo are expected to hold a 29% indirect, cumulative interest in the BC Pipeline system.

GAS TRANSMISSION RATE PROCEEDINGS

East Tennessee

East Tennessee Natural Gas, LLC (East Tennessee) filed a rate case on April 29, 2025 and a settlement in principle was reached with all active participants in April 2026. The settlement agreement was filed in May 2026 and approved by the Federal Energy Regulatory Commission on August 3, 2026 with rates effective retroactively to November 1, 2025.

BC Pipeline System

The 2022-2026 toll settlement agreement for our BC Pipeline system is expiring in December 2026. We anticipate a settlement will be finalized early in 2027. We expect to file interim tolls for our BC Pipeline system with the Canada Energy Regulator (CER) in the fourth quarter of 2026, with interim tolls effective January 1, 2027, pending regulatory approval.

GAS DISTRIBUTION AND STORAGE RATE APPLICATIONS

Enbridge Gas Ontario

In relation to Enbridge Gas Inc. (Enbridge Gas Ontario)'s application with the Ontario Energy Board (OEB) to establish a 2024-2028 Incentive Regulation rate setting framework, undertaken in three phases, Enbridge Gas Ontario continues to appeal the OEB's Phase 1 findings on depreciation, equity thickness, and undepreciated capital through the Ontario courts. The Phase 1 judicial review and appeal hearing took place in the second quarter of 2026.

In March 2026, the OEB issued a decision approving the settlement proposal for Phase 3 of Enbridge Gas Ontario's application, which addressed cost allocation and the harmonization of rates, rate classes, and services. The remaining non-ratemaking Phase 3 matters were addressed through a written hearing process, with a decision expected in the fourth quarter of 2026.

Enbridge Gas Ohio

In September 2026, Enbridge Gas Ohio filed a stipulation addressing the issues raised in its December 2025 rate case, which proposed a rate increase to recover Enbridge Gas Ohio's investment in distribution infrastructure and other costs to serve. The stipulation provides for a revised annual revenue increase of US$145 million, with a return on equity of 9.59% and equity thickness of 52.87%. The stipulation supports continued investment in the safety, reliability and modernization of our system. It also provides an increased contribution to the low-income energy assistance fund and contains multiple commitments to expand Enbridge Gas Ohio’s customer outreach and affordability support initiatives.

A decision on the filing is expected in or before the first quarter of 2027, with new rates expected to be effective on March 1, 2027.

FINANCING UPDATE

We completed long-term debt issuances totaling $3.0 billion and US$2.0 billion during the nine months ended September 30, 2026. Refer to Liquidity and Capital Resources.

During our annual renewal process, we renewed and extended approximately $22.3 billion of our credit facilities with maturities ranging from 2027-2031.

On May 11, 2026, Enbridge Pipelines Inc. (EPI) redeemed, at par, all of the outstanding $400 million 3.00% medium-term notes that carried an original maturity date in August 2026.

On June 16, 2026, we completed an exchange of all outstanding series of EPI medium term notes (EPI Notes) for an equal principal amount of newly issued medium term notes of Enbridge Inc. (Enbridge Notes), with financial terms identical to those of the EPI Notes (the Note Exchange Transaction) and which are unconditionally guaranteed by Spectra Energy Partners, LP (SEP) and Enbridge Energy Partners, L.P (EEP).

On September 14, 2026, we closed a public offering of 44,735,000 common shares of Enbridge at a price of $66.85 per share for gross proceeds of $3.0 billion. Net proceeds from the sale of common shares will be used to partially fund the Tallgrass Crude and Salt Creek Crude Acquisitions, with the remaining proceeds available to fund future growth opportunities. Refer to Part I. Item 1. Financial Statements - Note 6 - Acquisitions and Dispositions.

In October 2026, Public Service Company of North Carolina, Incorporated (Enbridge Gas North Carolina) closed a two-tranche offering consisting of ten-year and thirty-year senior notes for an aggregate principal amount of US$500 million which mature in October 2036 and October 2056, respectively.

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

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars, except per share amounts)
Segment earnings/(loss) before interest, income taxes and depreciation and amortization[1]
Liquids Pipelines	2,133	2,283	6,713	7,207
Gas Transmission	1,458	1,270	4,461	4,185
Gas Distribution and Storage	665	560	3,252	2,670
Renewable Power Generation	113	89	419	421
Eliminations and Other	49	(379)	(571)	828
Earnings before interest, income taxes and depreciation and amortization[1]	4,418	3,823	14,274	15,311
Depreciation and amortization	(1,490)	(1,398)	(4,352)	(4,197)
Interest expense	(1,049)	(1,262)	(3,666)	(3,777)
Income tax expense	(438)	(316)	(1,467)	(1,679)
Earnings attributable to noncontrolling interests and redeemable noncontrolling interests	(46)	(59)	(115)	(227)
Preference share dividends	(107)	(106)	(319)	(311)
Earnings attributable to common shareholders	1,288	682	4,355	5,120
Earnings per common share attributable to common shareholders	0.59	0.30	2.00	2.34
Diluted earnings per common share attributable to common shareholders	0.59	0.30	1.99	2.33

1
Non-GAAP financial measure. Refer to Non-GAAP and Other Financial Measures.

EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS

Three months ended September 30, 2026, compared with the three months ended September 30, 2025

Earnings attributable to common shareholders were positively impacted by $529 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized derivative fair value gain of $245 million ($193 million after-tax) in 2026, compared with a net unrealized loss of $394 million ($299 million after-tax) in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks; and
•
a net positive adjustment to crude oil inventory of $66 million ($51 million after-tax) in 2026, compared with a net negative adjustment of $7 million ($5 million after-tax) in 2025.

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

After taking into consideration the non-operating factors above, the remaining $77 million increase in earnings attributable to common shareholders is primarily explained by:

•
higher contribution from our Gas Transmission segment primarily due to the East Tennessee rate case settlement and the Texas Eastern Transmission, LP (Texas Eastern) previously approved rate increase; and
•
higher contribution from our Gas Distribution and Storage segment primarily due to higher base rates for Enbridge Gas Utah and Enbridge Gas North Carolina; partially offset by
•
lower contribution from our Liquids Pipelines segment primarily due to lower Mainline tolls on Line 9 deliveries and lower contributions from Market Access volumes to the US Gulf Coast; and
•
higher depreciation and amortization expense due to projects and capital placed into service since the third quarter of 2025.

Nine months ended September 30, 2026, compared with the nine months ended September 30, 2025

Earnings attributable to common shareholders were negatively impacted by $694 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized derivative fair value loss of $189 million ($146 million after-tax) in 2026, compared with a net unrealized gain of $944 million ($742 million after-tax) in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange, interest rate and commodity price risks; partially offset by
•
the absence in 2026 of an impairment of $330 million ($261 million after-tax) of certain rate-regulated assets related to pension and other disallowances as a result of the Public Utilities Commission of Ohio's June 2025 order related to Enbridge Gas Ohio's rate case.

After taking into consideration the non-operating factors above, the remaining $71 million decrease in earnings attributable to common shareholders is primarily explained by:

•
lower contribution from our Liquids Pipelines segment as a result of lower Mainline volumes, net of earnings sharing, lower Mainline tolls on Line 9 deliveries, and the absence in 2026 of equity earnings attributable to a litigation settlement;
•
higher depreciation and amortization expense due to projects and capital placed into service since the third quarter of 2025;
•
higher interest expense mainly due to incremental long-term debt issuances (net of lower interest on short-term borrowings); partially offset by
•
higher contribution from our Gas Distribution and Storage segment due to higher rates, customer growth and higher storage and transportation pricing and sales at Enbridge Gas Ontario, as well as higher base rates for Enbridge Gas Utah and Enbridge Gas North Carolina; and
•
higher contributions from our Gas Transmission segment primarily due to the East Tennessee rate case settlement and the Texas Eastern previously approved rate increase.

BUSINESS SEGMENTS

LIQUIDS PIPELINES

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	2,133	2,283	6,713	7,207

Three months ended September 30, 2026, compared with the three months ended September 30, 2025

EBITDA was negatively impacted by $49 million due to certain infrequent or other non-operating factors, primarily explained by:

•
a non-cash, net unrealized loss of $109 million in 2026, compared with a net unrealized gain of $16 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks; partially offset by
•
a net positive adjustment to crude oil inventory of $66 million in 2026, compared with a net negative adjustment of $7 million in 2025.

After taking into consideration the non-operating factors above, the remaining $101 million decrease is primarily explained by the following significant business factors:

•
lower Mainline volumes, net of earnings sharing and lower Mainline tolls on Line 9 deliveries; and
•
lower contributions from Market Access due to underutilized contracts to the US Gulf Coast; partially offset by
•
the favorable effect of translating US dollar earnings at a higher average exchange rate in 2026, compared to the same period in 2025.

Nine months ended September 30, 2026, compared with the nine months ended September 30, 2025

EBITDA was negatively impacted by $80 million due to certain infrequent or other non-operating factors, primarily explained by a non-cash, net unrealized loss of $29 million in 2026, compared with a net unrealized gain of $54 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage commodity price risks.

After taking into consideration the non-operating factor above, the remaining $414 million decrease is primarily explained by the following significant business factors:

•
lower Mainline volumes, net of earnings sharing and lower Mainline tolls on Line 9 deliveries;
•
lower contributions from Market Access volumes to the US Gulf Coast;
•
the absence in 2026 of equity earnings attributable to a litigation settlement; and
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

GAS TRANSMISSION

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	1,458	1,270	4,461	4,185

Three months ended September 30, 2026, compared with the three months ended September 30, 2025

EBITDA was positively impacted by $188 million, primarily explained by the following significant business factors:

•
increased revenues attributable to the East Tennessee rate case settlement, the Texas Eastern previously approved rate increase and favorable Texas Eastern contracting;
•
higher allowance for equity funds used during construction from increased spend on growth projects; and
•
the favorable effect of translating US dollar earnings at a higher average exchange rate in 2026, compared to the same period in 2025.

Nine months ended September 30, 2026 compared with the nine months ended September 30, 2025

EBITDA was positively impacted by $276 million, primarily explained by the following significant business factors:

•
increased revenues attributable to the East Tennessee rate case settlement, the Texas Eastern previously approved rate increase and favorable Texas Eastern contracting; and
•
higher allowance for equity funds used during construction from increased spend on growth projects; partially offset by
•
the unfavorable effect of translating US dollar earnings at a lower average exchange rate in 2026, compared to the same period in 2025.

GAS DISTRIBUTION AND STORAGE

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	665	560	3,252	2,670

Three months ended September 30, 2026, compared with the three months ended September 30, 2025

EBITDA was positively impacted by $105 million, primarily explained by the following significant business factors:

•
higher base rates for Enbridge Gas Utah and Enbridge Gas North Carolina due to recent rate cases; and
•
higher distribution margin from higher rates and customer growth, net of earnings sharing, at Enbridge Gas Ontario.

Nine months ended September 30, 2026, compared with the nine months ended September 30, 2025

EBITDA was positively impacted by $330 million due to the absence in 2026 of an impairment of certain rate-regulated assets in 2025 related to Enbridge Gas Ohio's rate case.

After taking into consideration the non-operating factor above, the remaining $252 million increase is primarily explained by the following significant business factors:

•
higher distribution margin from higher rates and customer growth, net of earnings sharing, and higher storage pricing and short-term sales at Enbridge Gas Ontario; and
•
higher base rates for Enbridge Gas Utah and Enbridge Gas North Carolina due to recent rate cases.

RENEWABLE POWER GENERATION

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings before interest, income taxes and depreciation and amortization	113	89	419	421

Three months ended September 30, 2026, compared with the three months ended September 30, 2025

EBITDA was positively impacted by $24 million, largely driven by contributions from Sequoia Solar Phase 1, which was placed in service in December 2025.

Nine months ended September 30, 2026, compared with the nine months ended September 30, 2025

EBITDA was comparable period-over-period, primarily explained by:

•
higher European wind resources; and
•
contributions from Sequoia Solar Phase 1 in 2026; offset by
•
the absence in 2026 of equity earnings related to investment tax credits from Fox Squirrel Solar, which came into service in 2025.

ELIMINATIONS AND OTHER

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(millions of Canadian dollars)
Earnings/(loss) before interest, income taxes and depreciation and amortization	49	(379)	(571)	828

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

Three months ended September 30, 2026, compared with the three months ended September 30, 2025

EBITDA was positively impacted by $457 million due to certain infrequent or non-operating factors, primarily explained by a non-cash, net unrealized gain of $84 million in 2026, compared with a net unrealized loss of $397 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

After taking into consideration the non-operating factor above, the remaining $29 million decrease in EBITDA is primarily explained by higher realized foreign exchange losses on hedge settlements in 2026.

Nine months ended September 30, 2026, compared with the nine months ended September 30, 2025

EBITDA was negatively impacted by $1.6 billion due to certain infrequent or non-operating factors, primarily explained by a non-cash, net unrealized loss of $528 million in 2026, compared with a net unrealized gain of $962 million in 2025, reflecting changes in the mark-to-market value of derivative financial instruments used to manage foreign exchange and commodity price risks.

After taking into consideration the non-operating factor above, the remaining $163 million increase in EBITDA is primarily explained by lower realized foreign exchange losses on hedge settlements in 2026.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our material commercially secured projects, organized by business segment:

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
(Canadian dollars, unless stated otherwise)
LIQUIDS PIPELINES
	Mainline Optimization				Pre-
1.	Phase 1	100%	US$1.4 billion	US$0.2 billion	construction	2027
				No significant
	Southern Illinois			expenditures to	Pre-
2.	Connector	100%[3]	US$0.5 billion	date	construction	2028
				No significant
				expenditures to	Pre-
3.	Pelican CO2 Hub	50%	US$0.3 billion	date	construction	2029
GAS TRANSMISSION
	Texas Eastern
4.	Modernization	100%	US$0.4 billion	US$0.4 billion	Various stages	2026
	T-North Expansion
5.	(Aspen Point)	100%[4,5]	$1.2 billion	$1.1 billion	In service	2026
6.	Tennessee Ridgeline Expansion	100%	US$1.5 billion	US$1.4 billion	In service[6]	2026
7.	Woodfibre LNG[7]	30%	US$2.9 billion	US$2.1 billion	Under construction	2027
8.	T-South Expansion (Sunrise)	100%[4,5]	$4.0 billion	$1.1 billion	Under construction	2028
				No significant
	T-North Expansion			expenditures to	Pre-
9.	(Birch Grove)	100%[4]	$0.4 billion	date	construction	2028
10.	Canyon System Pipelines	100%	US$1.0 billion	US$0.3 billion	Pre-construction	2029
	Algonquin Gas			No significant
	Transmission			expenditures to	Pre-
11.	Enhancement	100%	US$0.3 billion	date	construction	2029
				No significant
	USGC Storage Growth			expenditures to	Pre-
12.	Program	100%	US$0.8 billion	date	construction	2028 - 2033
GAS DISTRIBUTION AND STORAGE
13.	Moriah Energy Center[8]	100%	US$0.6 billion	US$0.4 billion	Under construction	2027
14.	T-15 Reliability Project[8,9]	100%	US$0.7 billion	US$0.2 billion	Under construction	2027 - 2028

		Enbridge's Ownership Interest	Estimated Capital Cost[1]	Expenditures to Date[2]	Status[2]	Expected In-Service Date
RENEWABLE POWER GENERATION
15.	Sequoia Solar	100%	US$1.1 billion	US$1.1 billion	Various stages	2026
16.	Clear Fork Solar	100%	US$0.9 billion	US$0.5 billion	Under construction	2027
17.	Easter	100%	US$0.4 billion	US$0.3 billion	Under construction	2026 - 2027
18.	Cowboy Phase 1	100%	US$1.2 billion	US$0.4 billion	Under construction	2027
					Pre-
19.	Cone	100%	US$0.7 billion	US$0.2 billion	construction	2027
	Courseulles		$1.0 billion	$0.5 billion	Under
20.	Offshore Wind[10]	21.7%	(€0.6 billion)	(€0.3 billion)	construction	2027

1
These amounts are estimates and are subject to upward or downward adjustment based on various factors. Where appropriate, the amounts reflect our share of joint venture projects.
2
Expenditures to date and status of the project are determined as at September 30, 2026.
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
5
Our redeemable noncontrolling interest holder, KKR, will participate in designated capital programs once they have been completed or substantially completed. As a result, our ownership interest in the program(s) may change in future periods.
6
The project entered service in November 2026.
7
Our expected investment is approximately US$2.3 billion, with the remainder financed through non-recourse project level debt.
8
Previously approved projects that were acquired by Enbridge through the acquisition of Enbridge Gas North Carolina.
9
Includes approved capital costs for the second phase of the project which involves installation of additional compression to add capacity and is expected to go into service in 2028.

10 Our investment is approximately $0.3 billion, with the remainder financed through non-recourse project level debt.

A full description of each of our material projects is provided in our annual report on Form 10-K for the year ended December 31, 2025. Material updates that have occurred since the date of filing of our Form 10-K are discussed below.

GAS TRANSMISSION

•
T-South Expansion (Sunrise) - In April 2026, the project received a positive decision from the Government of Canada’s Governor in Council and the CER issued a certificate for the project. Facilities and pipeline construction activities commenced in the third quarter of 2026 and are ongoing.

•
USGC Storage Growth Program - In addition to the expansions of our Egan Hub and Moss Bluff natural gas storage facilities in the US Gulf Coast, we sanctioned a 25 billion cubic foot expansion of our Tres Palacios Gas Storage facility. The development includes three new caverns and ancillary support infrastructure and is expected to enter service ratably from 2028 to 2030.

•
T-North Expansion (Birch Grove) - The project received CER approval in September 2026. Construction is expected to begin in the first quarter of 2027 following the satisfaction of pre-construction conditions.

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

We have signed contracts committing to the purchase of services, pipe and other materials totaling approximately $5.7 billion, which are expected to be paid over the next five years.

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

Credit Facilities and Liquidity

To ensure ongoing liquidity and to mitigate the risk of capital market disruption, we maintain access to funds through committed bank credit facilities and actively manage our bank funding sources to optimize pricing and other terms. The following table provides details of our committed credit facilities as at September 30, 2026:

	Maturity[1]	Total Facility	Draws[2]	Available
(millions of Canadian dollars)
Enbridge Inc.	2028-2049	8,046	6,883	1,163
Enbridge (U.S.) Inc.	2027-2031	10,675	5,895	4,780
Enbridge Pipelines Inc.	2028	2,000	1,996	4
Enbridge Gas Inc.	2028	2,500	1,535	965
Total committed credit facilities		23,221	16,309	6,912

1
Maturity date is inclusive of the one-year term out option for certain credit facilities.
2
Includes facility draws and commercial paper issuances that are back-stopped by credit facilities.

In July 2026, we renewed our committed credit facilities. Refer to Financing Update.

In addition to the committed credit facilities noted above, we maintain $1.5 billion of uncommitted demand letter of credit facilities, of which $776 million was unutilized as at September 30, 2026. As at December 31, 2025, we had $1.6 billion of uncommitted demand letter of credit facilities, of which $932 million was unutilized.

As at September 30, 2026, our net available liquidity totaled $11.8 billion (December 31, 2025 - $10.8 billion), consisting of available credit facilities of $6.9 billion (December 31, 2025 - $9.7 billion) and unrestricted cash and cash equivalents of $4.9 billion (December 31, 2025 - $1.1 billion) as reported in the Consolidated Statements of Financial Position.

Our credit facility agreements and term debt indentures include standard events of default and covenant provisions whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As at September 30, 2026, we were in compliance with all such debt covenant provisions.

LONG-TERM DEBT ISSUANCES

During the nine months ended September 30, 2026, we completed the following long-term debt issuances totaling $3.0 billion and US$2.0 billion:

Company	Issuance Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Inc.
	February 2026	3.57%	medium term notes due February 2031	$850
	February 2026	4.35%	medium term notes due February 2036	$850
	February 2026	5.10%	medium term notes due February 2056	$300
	March 2026	4.85%	senior notes due March 2031	US$1,000
	March 2026	5.45%	senior notes due March 2036	US$1,000
Enbridge Gas Inc.
	August 2026	4.65%	medium term notes due August 2036	$600
	August 2026	5.35%	medium term notes due August 2056	$400

In October 2026, Enbridge Gas North Carolina closed a two-tranche offering consisting of ten-year and thirty-year senior notes for an aggregate principal amount of US$500 million which mature in October 2036 and October 2056, respectively.

LONG-TERM DEBT REPAYMENTS

During the nine months ended September 30, 2026, we completed the following long-term debt repayments totaling $955 million, US$64 million and €22 million:

Company	Repayment Date			Principal Amount
(millions of Canadian dollars, unless otherwise stated)
Enbridge Gas Inc.
	June 2026	2.81%	medium term notes	$250
	August 2026	2.50%	medium term notes	$300
Enbridge Pipelines (Southern Lights) L.L.C.
	June 2026	3.98%	senior notes	US$14
Enbridge Pipelines Inc.
	May 2026	3.00%	medium term notes[1]	$400
Enbridge Southern Lights LP
	June 2026	4.01%	senior notes	$5
Blauracke GmbH
	April 2026	2.10%	senior notes	€22
Public Service Company of North Carolina, Incorporated
	January 2026	6.99%	debentures	US$50

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

There are no material restrictions on our cash. Total Restricted cash of $98 million, as reported in the Consolidated Statements of Financial Position, primarily includes reinsurance security, cash collateral, future pipeline abandonment costs collected and held in trust, amounts received in respect of specific shipper commitments and capital projects. Cash and cash equivalents held by certain subsidiaries may not be readily accessible for alternative uses by us.

Excluding current maturities of long-term debt, as at September 30, 2026 and December 31, 2025, we had positive and negative working capital positions of $2.5 billion and $2.8 billion, respectively. The positive working capital position at September 30, 2026 was primarily driven by the increase in cash associated with the partial pre-funding of the Tallgrass Crude and Salt Creek Crude Acquisitions, while the negative working capital position at December 31, 2025 was driven by current liabilities associated with our growth capital program.

SOURCES AND USES OF CASH

	Nine months ended September 30,
	2026	2025
(millions of Canadian dollars)
Operating activities	9,156	9,159
Investing activities	(9,585)	(7,187)
Financing activities	4,183	(2,292)
Effect of translation of foreign denominated cash and cash equivalents and restricted cash	69	(28)
Net change in cash and cash equivalents and restricted cash	3,823	(348)

Significant sources and uses of cash for the nine months ended September 30, 2026 and 2025 are summarized below:

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

Financing Activities

Cash provided by financing activities primarily relates to issuances and repayments of external debt, as well as transactions with our common and preference shareholders relating to dividends, share issuances, and share redemptions. Cash provided by financing activities is also impacted by changes in distributions to, and contributions from, noncontrolling interests and redeemable noncontrolling interests. The increase in cash provided by financing activities period-over-period was primarily due to:

•
lower long-term debt repayments;
•
issuance of common shares for net proceeds of $2.9 billion;
•
higher net commercial paper and credit facility draws; partially offset by
•
lower long-term debt issuances.

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
5.50% Notes due 2040
7.38% Notes due 2045

1
As at September 30, 2026, the aggregate outstanding principal amount of SEP notes was approximately US$1.7 billion.
2
As at September 30, 2026, the aggregate outstanding principal amount of EEP notes was approximately US$1.9 billion.

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
5.35% Senior Notes due 2039
5.33% Senior Notes due 2040
5.12% Senior Notes due 2040
4.24% Senior Notes due 2042
4.55% Senior Notes due 2043
4.57% Senior Notes due 2044
4.87% Senior Notes due 2044
4.55% Senior Notes due 2045
4.13% Senior Notes due 2046
4.33% Senior Notes due 2049
4.20% Senior Notes due 2051
4.10% Senior Notes due 2051
6.51% Senior Notes due 2052
5.76% Senior Notes due 2053
5.82% Senior Notes due 2053
5.32% Senior Notes due 2054
5.10% Senior Notes due 2056
4.56% Senior Notes due 2064

1
As at September 30, 2026, the aggregate outstanding principal amount of the Enbridge US dollar-denominated notes was approximately US$21.8 billion.
2
As at September 30, 2026, the aggregate outstanding principal amount of the Enbridge Canadian dollar-denominated notes was approximately $20.9 billion.

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

Summarized Combined Statement of Earnings

Nine months ended September 30,	2026
(millions of Canadian dollars)
Operating income	76
Earnings	1,440
Earnings attributable to common shareholders	1,121

Summarized Combined Statements of Financial Position

	September 30, 2026	December 31, 2025
(millions of Canadian dollars)
Cash and cash equivalents	2,884	391
Accounts receivable from affiliates	5,142	3,873
Short-term loans receivable from affiliates	3,635	6,239
Other current assets	594	467
Long-term loans receivable from affiliates	55,492	46,858
Other long-term assets	2,741	1,994
Accounts payable to affiliates	1,978	2,079
Short-term loans payable to affiliates	3,278	2,082
Trade payables and accrued liabilities	439	537
Other current liabilities	8,618	6,990
Long-term loans payable to affiliates	35,658	34,488
Other long-term liabilities	75,114	67,004

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

LEGAL AND OTHER UPDATES

LINE 5 EASEMENT (BAD RIVER BAND)

This is a federal lawsuit in the US District Court for the Western District of Wisconsin (the Court) brought on July 23, 2019 by the Bad River Band of the Lake Superior Tribe of Chippewa Indians of the Bad River Reservation (the Band) against Enbridge and certain of its pipeline subsidiaries. The case concerns Enbridge’s continued operation of Line 5 across the Bad River Reservation after certain easements expired in 2013.

The Band asserts claims in trespass and public nuisance and seeks ejectment (removal of the pipeline), along with monetary compensation for past and ongoing use of Reservation lands. Enbridge disputes the trespass finding, the availability of shutdown and removal remedies and asserts, among other things, that federal pipeline safety law preempts such relief, that continued operations do not present an imminent threat, and that treaty‑ and foreign‑affairs considerations limit the remedies available.

In September 2022, the Court issued summary‑judgment rulings that resolved several claims and determined that Enbridge was trespassing on certain Reservation parcels, while declining to order an immediate shutdown or removal of the pipeline. A bench trial was held in October 2022 on the remaining issues, including nuisance, injunctive relief, and the appropriate monetary remedy for trespass.

In June 2023, the Court issued a final order awarding US$5.1 million as compensation for past trespass, requiring ongoing quarterly payments while Line 5 operates without valid rights‑of‑way, imposing monitoring and shutdown requirements, and ordering Line 5 to cease operating on any parcel lacking a valid right‑of‑way by June 16, 2026.

Enbridge and the Band have filed a consolidated appeal and cross-appeal in the US Court of Appeals for the Seventh Circuit (Seventh Circuit) addressing liability and remedies. Upon request by the Seventh Circuit, the US Government filed a brief in the appeal as amicus curiae to address the effect of the 1977 Transit Pipelines Treaty. The Court stayed the shutdown order, which was to have taken effect in June 2026, pending the appellate decision.

On July 30, 2026, the Seventh Circuit issued its decision in this litigation. The Seventh Circuit confirmed that Enbridge is trespassing on the Bad River allotted parcels but rejected the Band's nuisance claim and an immediate shutdown of Line 5. The Seventh Circuit remanded the trespass damages and injunction issues back to the Court for further proceedings, directing it to recalculate any restitution and develop a remedy that provides Enbridge a reasonable opportunity to complete the Line 5 reroute around the Bad River Reservation.  In overturning the Band's nuisance claim, the Seventh Circuit vacated the related monitoring and shutdown requirements, finding that pipeline safety matters fall within the jurisdiction of federal regulators under the Pipeline Safety Act.

On September 14, 2026, Enbridge filed a petition for rehearing to the Seventh Circuit, which was denied on September 30, 2026. The Court set a scheduling conference for December; we expect legal proceedings to continue through 2027.

DAKOTA ACCESS PIPELINE

We hold an effective 27.6% interest in the Bakken Pipeline System, which includes the Dakota Access Pipeline (DAPL). The Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe filed lawsuits in 2016 with the US Court for the District of Columbia (the District Court) challenging the US Army Corps of Engineers' (the Army Corps) easement for DAPL, citing concerns over the adequacy of the Army Corps' environmental review and tribal consultation process. The Oglala Sioux and Yankton Sioux Tribes also filed lawsuits alleging similar claims in 2018. In 2017 and again in 2020, the District Court found deficiencies in the Army Corps’ environmental assessments and ordered the preparation of a full Environmental Impact Statement (EIS).

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

On September 8, 2023, the Army Corps released a draft EIS evaluating five alternatives, including continued operation, shutdown, rerouting, and removal of the pipeline. No preferred alternative was identified. The public comment period closed in December 2023.

In December 2025, the Army Corps published the final EIS for DAPL. The final EIS includes an extensive analysis of spill risks from the pipeline, including the pipeline safety record of Energy Transfer Crude Oil Pipeline. The final EIS identified continued operation of the existing pipeline with additional conditions as the preferred alternative. On May 21, 2026, the Army Corps issued the final Record of Decision. The final decision included the additional conditions set out in the preferred alternative, including groundwater monitoring and leak detection.

Separately, on October 15, 2024, the Standing Rock Sioux Tribe filed a new complaint in the District Court seeking a permanent injunction against DAPL’s operation, alleging that the Army Corps is unlawfully allowing continued operations without a valid easement or compliant Facility Response Plan. Dakota Access, LLC and 13 states intervened in support of continued operations. On March 28, 2025, the District Court dismissed the complaint. On May 27, 2025, the Tribe filed a notice of appeal, which was dismissed on the Tribe’s own motion on June 23, 2026.

On October 8, 2026, the Standing Rock Sioux Tribe filed a new complaint in District Court against the Army Corps and the PHMSA, seeking vacatur of the Army Corps and PHMSA approvals, and requesting the shutdown of DAPL. Unless extended, the Army Corps and PHMSA have 60 days to respond to the complaint.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at September 30, 2026, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file with or submit to the SEC and the Canadian Securities Administrators is recorded, processed, summarized and reported within the time periods required.

Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I. Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025, as updated by Part II. Item 1A. Risk Factors of our interim report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, which could materially affect our financial condition or future results. There have been no material modifications to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

OFFICERS AND DIRECTORS TRADING ARRANGEMENTS

Certain of our officers and directors have made elections to participate in, and are participating in, our compensation and benefit plans involving Enbridge securities, such as our 401(k) plan and directors' compensation plan, and may from time to time make elections which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the third quarter of 2026, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

ENBRIDGE INC.
(Registrant)

Date:	November 6, 2026	By:	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Patrick R. Murray
Patrick R. Murray
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)